Form 10-Q
period 2021-06-30
LEGALZOOM.COM, INC.
filed 2021-08-12
CIK 1286139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-35618

LegalZoom.com, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	95-4752856
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 North Brand Boulevard, 11 th Floor Glendale, California	91203
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (323)
962-8600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	LZ	The Nasdaq Global Select Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes
  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes
  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).     Yes  ☐    No  ☒
As of July 31, 2021, the registrant had 196,904,824 shares of common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form
10-Q
contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report on Form
10-Q
may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form
10-Q
include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, stock compensation, business strategy, plans, market growth and our objectives for future operations.
The forward-looking statements in this Quarterly Report on Form
10-Q
are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in “Risk Factors” included in our prospectus, dated June 29, 2021, filed with the Securities and Exchange Commission, or the SEC in accordance with Rule 424(b) of the Securities Act on June 30, 2021, or the Prospectus, in connection with our initial public offering, or IPO and Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form
10-Q
for the quarter ended June 30, 2021. The forward-looking statements in this Quarterly Report on Form
10-Q
are based upon information available to us as of the date of this Quarterly Report on Form
10-Q,
and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
You should read this Quarterly Report on Form
10-Q
and the documents that we reference in this Quarterly Report on Form
10-Q
and have filed as exhibits to this Quarterly Report on Form
10-Q
with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form
10-Q.
Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form
10-Q,
whether as a result of any new information, future events or otherwise.

PART I. – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
LegalZoom.com, Inc.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par values)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$166,972	$114,470
Accounts receivable	10,866	8,555
Prepaid expenses and other current assets	12,565	10,536

Total current assets	190,403	133,561
Property and equipment, net	48,973	51,374
Goodwill	11,415	11,404
Intangible assets, net	490	815
Deferred income taxes	22,859	22,807
Restricted cash equivalent	—	25,000
Available-for-sale debt securities	1,022	1,050
Other assets	12,529	6,053

Total assets	$287,691	$252,064

Liabilities, redeemable convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$36,727	$28,734
Accrued expenses and other current liabilities	47,877	41,028
Deferred revenue	151,775	127,142
Current portion of long-term debt	3,041	3,029

Total current liabilities	239,420	199,933
Long-term debt, net of current portion	510,830	512,362
Deferred revenue	2,094	2,937
Other liabilities	10,312	16,558

Total liabilities	762,656	731,790

Commitments and contingencies (Note 8)
Series A redeemable convertible preferred stock, $0.001 par value; 30,512 shares authorized at June 30, 2021 and December 31, 2020; 23,081 shares issued and outstanding at June 30, 2021 and December 31, 2020.	70,906	70,906
Stockholders’ deficit:
Common stock, $0.001 par value; 264,720 shares authorized; 125,538 and 125,037 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	126	126
Additional paid-in capital	151,109	102,417
Accumulated deficit	(687,566)	(639,348)
Accumulated other comprehensive loss	(9,540)	(13,827)

Total stockholders’ deficit	(545,871)	(550,632)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$287,691	$252,064

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Revenue	$150,432	$111,007	$285,064	$216,802
Cost of revenue	49,859	35,759	93,819	70,871

Gross profit	100,573	75,248	191,245	145,931
Operating expenses:
Sales and marketing	65,431	40,173	136,792	83,654
Technology and development	28,426	10,165	38,925	20,708
General and administrative	33,845	12,612	47,010	25,273
Impairment of long-lived and other assets	379	—	379	555
Loss on sale of business	—	1,764	—	1,764

Total operating expenses	128,081	64,714	223,106	131,954

(Loss) income from operations	(27,508)	10,534	(31,861)	13,977
Interest expense, net	(9,312)	(8,857)	(17,966)	(18,127)
Other income (expense), net	420	(355)	668	(1,461)
Impairment of available-for-sale debt securities of $4,912, net of $94 loss recognized in other comprehensive loss	—	(4,818)	—	(4,818)

Loss before income taxes	(36,400)	(3,496)	(49,159)	(10,429)
Provision for (benefit from) from income taxes	1,995	563	(941)	(1,492)

Net loss	$(38,395)	$(4,059)	$(48,218)	$(8,937)

Net loss per share attributable to common stockholders – basic and diluted:	$(0.31)	$(0.03)	$(0.38)	$(0.07)

Weighted-average shares used to compute net loss per share attributable to common stockholder – basic and diluted:	125,423	124,681	125,245	124,546

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Net loss	$(38,395)	$(4,059)	$(48,218)	$(8,937)
Other comprehensive (loss) income, net of tax :
Change in foreign currency translation adjustments:	(204)	302	(351)	2,574

Change in available-for-sale debt securities:
Unrealized loss from available-for-sale debt securities	(41)	—	(28)	—
Loss on impairment	—	(94)	—	(94)

Total net changes in available-for-sale debt securities	(41)	(94)	(28)	(94)
Change in unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss) on interest rate cap and swaps	270	(2,020)	2,351	(9,306)
Reclassification of prior hedge effectiveness and losses from interest rate cap to net loss	1,298	787	2,315	909

Total net changes in cash flow hedges	1,568	(1,233)	4,666	(8,397)
Total other comprehensive income (loss)	1,323	(1,025)	4,287	(5,917)

Total comprehensive loss	$(37,072)	$(5,084)	$(43,931)	$(14,854)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Redeemable Convertible Preferred Stock
and Stockholders’ Deficit
(In thousands)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	23,081	$70,906	125,037	$126	$102,417	$(639,348)	$(13,827)	$(550,632)
Issuance of common stock upon exercise of stock options	—	—	244	—	151	—	—	151
Issuance of common stock upon vesting of restricted stock awards	—	—	27	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,799	—	—	3,799
Shares surrendered for settlement of minimum statutory tax withholdings	—	—	(9)	—	(100)	—	—	(100)
Net interest and repayment of full recourse notes receivables	—	—	—	—	44	—	—	44
Special dividends	—	—	—	—	(23)	—	—	(23)
Other comprehensive income	—	—	—	—	—	—	2,964	2,964
Net loss	—	—	—	—	—	(9,823)	—	(9,823)

Balance at March 31, 2021	23,081	$70,906	125,299	$126	$106,288	$(649,171)	$(10,863)	$(553,620)
Issuance of common stock upon exercise of stock options	—	—	213	—	136	—	—	136
Issuance of common stock upon vesting of restricted stock awards	—	—	32	—	—	—	—	—
Stock-based compensation	—	—	—	—	44,810	—	—	44,810
Shares surrendered for settlement of minimum statutory tax withholdings	—	—	(6)	—	(109)	—	—	(109)
Special dividends	—	—	—	—	(16)	—	—	(16)
Other comprehensive income	—	—	—	—	—	—	1,323	1,323
Net loss	—	—	—	—	—	(38,395)	—	(38,395)

Balance at June 30, 2021	23,081	$70,906	125,538	$126	$151,109	$(687,566)	$(9,540)	$(545,871)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Redeemable Convertible Preferred Stock
and Stockholders’ Deficit (continued)
(In thousands)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	23,081	$70,906	124,382	$125	$92,916	$(644,305)	$(5,727)	$(556,991)
Issuance of common stock upon exercise of stock options	—	—	410	—	158	—	—	158
Issuance of common stock upon vesting of restricted stock awards	—	—	136	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,102	—	—	4,102
Shares surrendered for settlement of minimum statutory tax withholdings	—	—	(197)	—	(2,124)	—	—	(2,124)
Net interest and repayment of full recourse notes receivables	—	—	—	—	(6)	—	—	(6)
Special dividends	—	—	—	—	(73)	—	—	(73)
Other comprehensive loss	—	—	—	—	—	—	(4,892)	(4,892)
Net loss	—	—	—	—	—	(4,878)	—	(4,878)

Balance at March 31, 2020	23,081	$70,906	124,731	$125	$94,973	$(649,183)	$(10,619)	$(564,704)
Issuance of common stock upon exercise of stock options	—	—	218	1	112	—	—	113
Issuance of common stock upon vesting of restricted stock awards	—	—	32	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,099	—	—	3,099
Shares surrendered for settlement of minimum statutory tax withholdings	—	—	(90)	—	(865)	—	—	(865)
Special dividends	—	—	—	—	(58)	—	—	(58)
Notes receivable from shareholder	—	—	—	—	(1)	—	—	(1)
Other comprehensive loss	—	—	—	—	—	—	(1,025)	(1,025)
Net loss	—	—	—	—	—	(4,059)	—	(4,059)

Balance at June 30, 2020	$23,081	$70,906	124,891	$126	$97,260	$(653,242)	$(11,644)	$(567,500)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30
	2021	2020
Cash flows from operating activities
Net loss	$(48,218)	$(8,937)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,829	9,747
Amortization of debt issuance costs	1,273	1,292
Amortization of prior hedge effectiveness	3,076	1,094
Stock-based compensation	48,584	7,178
Impairment of long-lived assets	379	555
Impairment of investments	—	4,818
Loss on sale of business	—	1,764
Deferred income taxes	(1,612)	(1,755)
Change in fair value of financial guarantee	(150)	(1,000)
Change in fair value of derivative instruments	28	125
Unrealized foreign exchange (gain) loss	(401)	2,498
Other	4	(5)
Changes in operating assets and liabilities, net of effects of disposal of business:
Accounts receivable	(2,308)	(1,263)
Prepaid expenses and other current assets	(1,693)	(160)
Other assets	(668)	(186)
Accounts payable	7,891	13,478
Accrued expenses and other liabilities	3,195	(1,600)
Income tax payable	(276)	12
Deferred revenue	23,763	21,665

Net cash provided by operating activities	40,696	49,320
Cash flows from investing activities
Purchase of property and equipment	(6,004)	(4,491)
Sale of business, net of cash sold	—	(1,175)

Net cash used in investing activities	(6,004)	(5,666)
Cash flows from financing activities
Repayment of capital lease obligations	(16)	(16)
Repayment of 2018 Term Loan	(2,675)	(2,675)
Proceeds from 2018 Revolving Facility	—	40,000
Repayment of 2018 Revolving Facility	—	(40,000)
Repayment of hybrid debt	(1,332)	(339)
Payment of initial public offering costs	(2,794)	—
Payment of contingent consideration	(500)	—
Payment of special dividends	(47)	(179)
Repurchases of common stock for tax withholding obligations	(209)	(2,813)
Proceeds from exercise of stock options, net of cash paid for employee tax withholding	327	93

Net cash used in financing activities	(7,246)	(5,929)
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalent	56	(243)
Net increase in cash, cash equivalents and restricted cash equivalent	27,502	37,482
Cash, cash equivalents and restricted cash equivalent, at beginning of the period	139,470	74,180

Cash, cash equivalents and restricted cash equivalent, at end of the period	$166,972	$111,662

Reconciliation of cash, cash equivalents, and restricted cash equivalent reported in the consolidated balance sheets
Cash and cash equivalents	$166,972	$86,662
Restricted cash equivalent	—	25,000

Total cash, cash equivalents, and restricted cash equivalent shown in the condensed consolidated statements of cash flows	$166,972	$111,662

Non-cash investing and financing activities
Purchase of property and equipment included in accounts payable and accrued expenses and other current liabilities	$584	$1,282
Change in fair value of hedged interest rate swaps and interest rate cap	(3,133)	49
Transfer of interest rate swaps derivative liability to hybrid debt	—	12,345
Deferred offering costs included in accounts payable and accrued expenses and other current liabilities	2,678	—
Deferred financing costs included in accounts payable and accrued expenses and other current liabilities	742	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. Description of Business
LegalZoom.com, Inc., was initially formed as a California corporation in 1999 and reincorporated as a Delaware corporation in 2007. LegalZoom.com, Inc., and its wholly owned subsidiaries, or referred to herein as “we,” “us,” or “our” has its executive headquarters in Glendale, California, its operational headquarters in Austin, Texas and additional locations in Frisco, Texas and London in the United Kingdom, or U.K. We are a provider of services that meet the legal needs of small businesses and consumers. We offer a broad portfolio of legal services through our online legal platform that customers can tailor to their specific needs. In the United States, or U.S., we also offer several subscription services, including legal plans through which businesses and consumers can be connected to an experienced attorney licensed in their jurisdiction, registered agent services, tax and compliance services and unlimited access to our forms library.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S., or GAAP, for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP, have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2020 and the related notes thereto, which are included in our prospectus dated June 29, 2021 filed with the Securities and Exchange Commission, or SEC, pursuant to Rule 424(b) of the Securities Act of 1933, as amended on June 30, 2021, or Prospectus, relating to our initial public offering, or IPO which closed on July 2, 2021. The December 31, 2020 condensed consolidated balance sheet was derived from our audited consolidated financial statements as of that date. Our unaudited condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. There have been no significant changes in accounting policies during the three and six months ended June 30, 2021 from those disclosed in the annual consolidated financial statements for the year ended December 31, 2020 and the related notes.
The operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results expected for the full year ending December 31, 2021.
Segment Reporting and Geographic Information
Our Chief Executive Officer, as the chief operating decision maker organizes our company, manages resource allocations, and measures performance on the basis of one operating segment.
Revenue outside of the U.S., based on the location of the customer, represented 0.8% and 1.2%, for the three months ended June 30, 2021 and 2020, respectively and 0.9% and 2.0% of our consolidated revenue for the six months ended June 30, 2021 and 2020, respectively. Our property and equipment located outside of the U.S. was 1% of our consolidated property and equipment as of June 30, 2021 and December 31, 2020.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent liabilities in the unaudited condensed consolidated financial statements and accompanying notes. Estimates are used for, however not limited to, revenue recognition, sales allowances and credit reserves, available-for-sale
debt securities, valuation of long-lived assets and goodwill, income taxes, commitments and contingencies, valuation of assets and liabilities acquired in business combinations, fair value of derivative instruments and stock-based compensation. Actual results could differ materially from those estimates.

The extent to which
COVID-19
impacts our business and financial results will depend on numerous continuously evolving factors including, but not limited to, the magnitude and duration of
COVID-19,
including resurgences; the impact on our employees; the extent to which it will impact worldwide macroeconomic conditions, including interest rates, employment rates, and health insurance coverage; the speed and degree of the anticipated recovery, as well as variability in such recovery across different geographies, industries, and markets; and governmental and business reactions to the pandemic. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of
COVID-19
as of June 30, 2021 and through the date of issuance of these unaudited condensed consolidated financial statements. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts, sales allowances, and the carrying value of goodwill and other long-lived assets. While there was not a material impact on our unaudited condensed consolidated financial statements at and for the three and six months ended June 30, 2021, our future assessment of the magnitude and duration of
COVID-19,
as well as other factors, could result in material impacts to our unaudited condensed consolidated financial statements in future reporting periods.
Certain Risks and Concentrations
We maintain accounts in U.S. and U.K. banks with funds insured by the Federal Deposit Insurance Corporation, or FDIC, and the Financial Services Compensation Scheme, or FSCS. Our bank accounts may, at times, exceed the FDIC and FSCS insured limits. Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents. Management believes that we are not exposed to any significant credit risk related to our cash or cash equivalents and have not experienced any losses in such accounts.
No single customer comprised 10% or more of our total revenue for the three and six months ended June 30, 2021 and 2020. No single customer had an account receivable balance of 10% or greater of the total receivable as of June 30, 2021. At December 31, 2020 there was one customer who accounted for 20% of our accounts receivable balance.
Foreign Currency
British Pound Sterling, or GBP, is the functional currency for our foreign subsidiaries. The financial statements of these foreign subsidiaries are translated to U.S. Dollars using period-end rates of exchange for assets and liabilities, historical rates of exchange for equity, and average rates of exchange for the period for revenue and expenses. Translation gains and losses are recorded in the accumulated other comprehensive loss as a component of our unaudited condensed consolidated statements of redeemable convertible preferred stock and stockholders’ deficit. We recognized foreign currency transaction gains of $
0.3
 million and losses of $
0.1
 million during the three months ended June 30, 2021 and 2020, respectively and gains of $
0.4
 million and losses of $
2.5
 million during the six months ended June 30, 2021 and 2020, respectively.
Revenue Recognition
For the three and six months ended June 30, 2021 and 2020, revenue was comprised of the following (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Transaction	$73,360	$50,429	$134,748	$96,015
Subscription	69,384	53,832	134,877	108,067
Partner	7,688	6,746	15,439	12,720

Total revenue	$150,432	$111,007	$285,064	$216,802

Deferred Offering Costs
Deferred offering costs of $5.5 million have been recorded as other assets on the unaudited condensed consolidated balance sheet as of June 30, 2021 and consist of costs incurred in connection with the sale of our common stock in our initial public offering, or IPO, including certain legal, accounting, printing, and other IPO related costs. Upon the completion of our IPO in July 2021, deferred offering costs are recorded in stockholders’ deficit as a reduction from the proceeds of the offering. There were no deferred offering costs as of December 31, 2020.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU,
No. 2019-12,
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,
or ASU
2019-12.
This Update removes certain exceptions for performing intraperiod tax allocations, recognizing deferred taxes for investments, and calculating income taxes in interim periods. The guidance also simplifies the accounting for franchise taxes, transactions that result in a step-up
in the tax basis of goodwill, and the effect of enacted changes in tax laws or rates in interim periods. We early adopted ASU
2019-12
in the first quarter of 2021 and the adoption had no material impact to our unaudited condensed consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU
No. 2016-02,
Leases (Topic 842
), the first accounting standard update in connection with Topic 842,
Leases
, or Topic 842. The guidance requires lessees to recognize most leases as right of use assets and lease liabilities on the balance sheet and also requires additional qualitative and quantitative disclosures to enable users to understand the amount, timing and uncertainty of cash flows arising from leases. The original guidance required application on a modified retrospective basis to the earliest period presented. In August 2018, the FASB issued ASU
2018-11,
Leases (Topic 842): Targeted Improvements
, which includes an option to not restate comparative periods in transition, however, to elect to use the effective date of ASU
2016-02,
as the date of initial application of transition. In March 2019, the FASB issued ASU
No. 2019-01,
Leases (Topic 842): Codification Improvements
, which made further targeted improvements including clarification regarding the determination of fair value of lease assets and liabilities and statement of cash flows and presentation guidance. In June 2020, FASB issued ASU
2020-05,
Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities
, which extended the effective date of this guidance for
non-public
entities to fiscal years beginning after December 15, 2021. Topic 842 is effective for our annual reporting period beginning on January 1, 2022. We are currently evaluating the impacts of the adoption on our consolidated financial statements.
In June 2016, the FASB issued ASU
No. 2016-13,
Financial Instruments – Credit losses: Measurement of Credit Losses on Financial Instruments (Topic 326)
, or Topic 326, as amended, which revises the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses on financial instruments, including, but not limited to, available-for-sale
debt securities and accounts receivable. Topic 326 is effective for our annual reporting period beginning on January 1, 2023. We are currently evaluating the impacts of the adoption on our consolidated financial statements.
In March 2020, the FASB issued ASU
No. 2020-04,
Reference Rate Reform (Topic 848) — Facilitation of the Effects of Reference Rate Reform on Financial Reporting
, that provides optional relief to applying reference rate reform to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate, or LIBOR, which will be discontinued by the end of 2021. Also, in January 2021, the FASB issued ASU
No. 2021-01,
Reference Rate Reform (Topic 848) — Scope
, to clarify that cash flow hedges are eligible for certain optional expedients and exceptions for the application of subsequent assessment methods to assume perfect effectiveness as previously presented in ASU
2020-04.
Topic 848 effective immediately and may be applied through December 31, 2022. We are currently evaluating the impacts of the adoption on our consolidated financial statements.

Note 3. Other Financial Statement Information
Accounts Receivable
Changes in the allowance consisted of the following (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Beginning balance	$4,709	$1,366	$5,256	$2,461
Add: amounts recognized as a reduction of revenue	1,445	930	3,027	2,813
Add: bad debt expense recognized in general and administrative expense	16	680	30	680
Less: write-offs, net of recoveries	(1,056)	(529)	(3,199)	(3,507)

Ending balance	$5,114	$2,447	$5,114	$2,447

The allowance recognized as a reduction of revenue primarily relates to our installment plan receivables for which we expect we will not be entitled to a portion of the transaction price based on our historical experience with similar transactions. The allowance recognized against general and administrative expense represents an allowance relating to receivables from partners that are no longer considered collectible.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Prepaid expenses	$7,797	$7,177
Deferred cost of revenue	2,452	1,967
Other current assets	2,316	1,392

Total prepaid expenses and other current assets	$12,565	$10,536

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued payroll and related expenses	$15,530	$16,135
Accrued vendor payables	17,714	10,854
Derivative liabilities and hybrid debt	5,554	5,131
Sales allowances	4,676	4,856
Accrued sales, use and business taxes	1,816	1,789
Accrued advertising	—	173
Other	2,587	2,090

Total accrued expenses and other current liabilities	$47,877	$41,028

Depreciation and Amortization
Depreciation and amortization expense of our property and equipment, including capitalized internal-use
software, and intangible assets consisted of the following (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Cost of revenue	$1,398	$1,934	$3,076	$3,892
Sales and marketing	1,323	1,762	2,798	3,611
Technology and development	584	667	1,171	1,317
General and administrative	358	464	784	927

Total depreciation and amortization expense	$3,663	$4,827	$7,829	$9,747

Deferred Revenue
Deferred revenue as of June 30, 2021 and December 31, 2020 was $153.9 million and $130.1 million, respectively. We recognized $77.5 million and $57.7 million of revenue during the three months ended June 30, 2021 and 2020, respectively, that was included in the deferred revenue balances as of March 31, 2021 and 2020, respectively, and $102.3 million and $83.1 million during the six months ended June 30, 2021 and 2020, respectively, that was included in the deferred revenue balances as of December 31, 2020 and 2019, respectively. We expect to recognize substantially all of the remaining deferred revenue as of December 31, 2020 as revenue in 2021. We expect substantially all of the deferred revenue at June 30, 2021 will be recognized as revenue within the next twelve months.
We have omitted disclosure about the transaction price allocated to remaining performance obligations and when revenue will be recognized as revenue as our contracts with customers that have a duration of more than one year are immaterial.
Note 4. Disposition of Business
Beaumont ABS Limited
In April 2020, we sold our conveyancing business in the United Kingdom, Beaumont ABS Limited, to a third-party buyer and paid $1.2 million in working capital to the buyers. Our loss on sale of business was $1.8 million for the three months ended June 30, 2020.
Note 5. Investments
Impairment of
Available-for-sale
Debt Securities
In June 2020, we fully impaired our
available-for-sale
investment in firma.de Firmenbaukasten AG and we incurred a loss of $4.8 million because the present value of cash flows expected to be collected is less than the amortized cost basis of the investment. Therefore, we recognized an other-than-temporary impairment of EUR €4.3 million ($4.8 million) in our condensed consolidated statements of operations during the three months ended June 30, 2020.

Note 6. Long-term Debt
A reconciliation of the scheduled maturities to the condensed consolidated balance sheets is as follows (in thousands):

	June 30, 2021	December 31, 2020
Current portion of 2018 Term Loan	$5,350	$5,350
Current portion of discount and unamortized debt issuance costs	(2,309)	(2,321)

Total current portion of long-term debt	3,041	3,029

Noncurrent portion of 2018 Term Loan	516,275	518,950
Noncurrent portion of discount and unamortized debt issuance costs	(5,445)	(6,588)

Total long-term debt, net of current portion	$510,830	$512,362

At June 30, 2021, aggregate future principal payments are as follows (in thousands):

2021 (remaining six months)	$2,675
2022	5,350
2023	5,350
2024	508,250

Total long-term debt, net of current portion	521,625
Less: current portion of 2018 Term Loan	(5,350)

Outstanding principal of 2018 Term Loan, net of current portion	$516,275

In November 2018, we entered into an amended first lien credit and guaranty agreement, or the 2018 Credit Facility, which consists of a first lien term loan facility, or 2018 Term Loan, with a principal amount of $535.0 million and a 2018 Revolving Facility of $40.0 million, or the 2018 Revolving Facility. The 2018 Term Loan matures in November 2024 and the 2018 Revolving Facility matures in November 2023.
At June 30, 2021, total borrowings under our 2018 Term Loan was $521.6 million. We determined that the fair value of our long-term debt approximates its carrying value as of June 30, 2021 and December 31, 2020. We estimated the fair value of our long-term debt using Level 2 inputs based on recent observable trades of our 2018 Term Loan. The effective interest rate of the 2018 Term Loan is 5.0% and 5.1% for June 30, 2021 and December 31, 2020, respectively. At June 30, 2021 and December 31, 2020, we had no amounts outstanding under our 2018 Revolving Facility or any outstanding letters of credit. We were in compliance with all financial covenants as of June 30, 2021 and December 31, 2020.
In March 2020, in response to the World Health Organization’s declaration of
COVID-19,
we drew down the full $40.0 million available from our 2018 Revolving Facility. The 2018 Revolving Facility was paid in full in May 2020.
In July 2021 we repaid the outstanding principal of

$
521.6

million of our 2018 Term Loan in full from the proceeds from our IPO. We also amended and restated our 2018 Revolving Facility by increasing the availability to
$
150.0

million over a five-year period. See Note 15. Subsequent Events.
Note 7. Derivatives
In June 2021, our financial guarantee of the personal loan of a former executive officer was waived and we recognized a gain of $0.1 million from the cancellation of our financial guarantee derivative in other income (expense), net in the accompanying condensed consolidated statements of operations for the three months ended June 30, 2021. The associated restricted cash equivalent of $25.0 million became unrestricted and was reclassified to cash and cash equivalents.

Due to the impact of
COVID-19
and decreases in LIBOR, in March 2020, we entered into two
blend-and-extend
transactions to modify our initial swaps where the derivative liability of $12.3 million was carried over to the modified swaps, the fixed rate of 2.3% on the initial swaps was modified to a new average fixed interest rate of 1.7% and the maturity date was extended by two years to April 2024. The notional amount of each modified swap was $96.6 million. At the time of modification, the initial swaps were de-designated
as cash flow hedges and amounts in other comprehensive income were frozen and are amortized to interest expense over the life of the original hedge relationship. As the modified swaps were considered off-market,
they were accounted for as a debt host, and an embedded
at-market
derivative was bifurcated from the debt host. The
at-market
portion of the modified swaps were designated as cash flow hedges. The hybrid debt host is accounted for at amortized cost basis and will be amortized as we settle our modified swaps over the extended term with related interest recognized in interest expense, net in the accompanying condensed consolidated statements of operations.
Derivative financial instruments and hybrid debt consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Interest rate swap derivative liability, current portion	$2,289	$2,177

Interest rate swaps	395	3,640
Financial guarantee	—	150

Total derivative liability, net of current portion	$395	$3,790

Hybrid debt, current portion	$3,265	$2,954

Hybrid debt, net of current portion	$6,510	$8,152

The impact from losses from our interest rate cap, interest rate swaps, and hybrid debt on our condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Net payments upon settlement of interest rate swaps	$608	$113	$1,052	$442
Amortization of prior hedge effectiveness	1,748	996	3,076	996
Amortization of interest rate cap premium	—	53	28	115
Interest expense on hybrid debt	180	211	368	222

Total, recorded in interest expense, net	$2,536	$1,373	$4,524	$1,775

Note 8. Commitments and Contingencies
Operating Leases
We conduct operations from certain leased facilities in various locations. At June 30, 2021, we had various non-cancelable
operating leases for office space and equipment, which expire between December 2021 and December 2022. Future minimum payments under operating leases at June 30, 2021 are as follows (in thousands):

Operating Leases
2021 (remaining six months)	$1,625
2022	1,787

Total minimum lease payments	$3,412

Advertising, Media and Other Commitments
We use a variety of media to advertise our services, including search engine marketing, television and radio. At June 30, 2021, we had non-cancelable
minimum advertising and media commitments for future advertising spots of $2.0 million, substantially all of which will be paid during 2021. We also have non-cancelable
agreements with various vendors, which require us to pay $13.8 million over a five-year period, of which $9.7 million remains to be paid as of June 30, 2021.

Legal Proceedings
We received a demand letter dated April 20, 2020 from service partner Dun & Bradstreet alleging that Dun & Bradstreet had overpaid us for services. The letter alleges these overpayments occurred between 2015 and 2019, amounted to $5.6 million, and were caused by overreporting by us. The parties have continued to negotiate, and no claim has been filed. We deny and will continue to deny all of the allegations and claims asserted by Dun & Bradstreet, including, but not limited to, any allegation that the respondent has suffered any harm or damages. We believe we have meritorious defenses to the claims and will vigorously defend any action. We are unable to predict the ultimate outcome of this matter. We have not recorded any loss or accrual in the accompanying condensed consolidated financial statements at June 30, 2021 for this matter as a loss is not probable and reasonably estimable. There is at least a reasonable possibility that a loss may have been incurred for this contingency, however, we cannot make an estimate of the possible loss or range of loss. If this matter is not resolved in our favor, the losses arising from the result of litigation or settlements may have a material adverse effect on our business, results of operations, cash flows and financial condition.
We initiated an arbitration on October 28, 2020 against one of our vendors. The demand for arbitration alleges breach of contract, breach of covenant of good faith and fair dealing, and seeks declaratory relief and at least $5.6 million in damages. On December 7, 2020, the vendor filed a counterdemand alleging breach of contract and breach of the covenant of good faith and fair dealing, seeking declaratory relief and at least $6.1 million in damages. We replied to the counterdemand on January 19, 2021. A hearing has been scheduled for November 19, 2021. We deny and will continue to deny all of the allegations and claims asserted in the counterdemand, including, but not limited to, any allegation that the respondent has suffered any harm or damages. We believe we have meritorious defenses to the claims and will vigorously defend any action. We are unable to predict the ultimate outcome of this matter. We have not recorded any loss or accrual in the accompanying condensed consolidated financial statements at June 30, 2021 for this matter as a loss is not probable and reasonably estimable. There is at least a reasonable possibility that a loss may have been incurred for this contingency, however, we cannot make an estimate of the possible loss or range of loss. If this matter is not resolved in our favor, the losses arising from the result of litigation or settlements may have a material adverse effect on our business, results of operations, cash flows and financial condition.
We were served on February 9, 2021 with a class action complaint, filed in Los Angeles Superior Court and removed to federal court on March 11, 2021, from a Florida resident who claims to have visited the www.legalzoom.com website. The plaintiff alleges that the website’s use of session replay software was an unlawful interception of electronic communications under the Florida Security Communications Act. The plaintiff sought damages on behalf of the purported class as well as injunctive and declaratory relief. On May 7, 2021, the plaintiff filed a notice of dismissal without prejudice. We are unable to predict the ultimate outcome of this matter. We have not recorded any loss or accrual in the accompanying condensed consolidated financial statements at June 30, 2021 for this matter as a loss is not probable and reasonably estimable. There is at least a reasonable possibility that a loss may have been incurred for this contingency, however, we cannot make an estimate of the possible loss or range of loss. If this matter is not resolved in our favor, the losses arising from the result of litigation or settlements may have a material adverse effect on our business, results of operations, cash flows and financial condition.
We are involved in inactive state administrative inquiries relating to the unauthorized practice of law or insurance. Because these are inquiries and no claims have been alleged or asserted against us, we cannot predict the outcome of these inquiries or whether these matters will result in litigation or any outcome of potential litigation.
From time to time, we may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. Other than described above, we are not currently a party to any material legal proceedings, nor are we aware of any pending or threatened litigation that would have a material adverse effect on our results of operations, cash flows, and financial condition, should such litigation be resolved unfavorably.

Indemnifications
Indemnification provisions in our third-party service provider agreements provide that we will indemnify, hold harmless, and reimburse the indemnified parties on a case-by-case
basis for losses suffered or incurred by the indemnified parties in connection with any claim by any third-party as a result of our website, advertising, marketing, payment processing, collection or customer service activities. The maximum potential amount of future payments we could be required to make under these indemnification provisions is undeterminable.
Note 9. Stock-based Compensation
Stock-based Compensation Cost
We recorded stock-based compensation cost in the following categories in the accompanying condensed consolidated statements of operations and balance sheets (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Cost of revenue	$762	$46	$821	$83
Sales and marketing	5,143	144	5,350	787
Technology and development	17,619	603	18,145	1,553
General and administrative	21,430	2,568	24,580	5,265

Total stock-based compensation expense	44,954	3,361	48,896	7,688
Amount capitalized to internal-use software	13	8	26	23

Total stock-based compensation	$44,967	$3,369	$48,922	$7,711

Stock Options
Stock option activity for the six months ended June 30, 2021 is as follows (in thousands, except weighted-average exercise price and remaining contract life):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	15,235	$8.78	8.7	15,873
Granted	971	28.00
Exercised	(456)	0.63
Cancelled/forfeited	(84)	4.81

Outstanding at June 30, 2021	15,666	$10.23	8.4	$432,727

Vested and expected to vest at June 30, 2021	15,628	$10.24	8.4	$431,496
Exercisable at June 30, 2021	5,637	$7.99	7.7	$168,307
At June 30, 2021, total unrecognized stock-based compensation expense is $93.3 million, which is
 expected to be recognized over a weighted-average period of 2.9 years.

The weighted-average assumptions used to calculate the grant-date fair value of our stock option grants using the Black-Scholes Option Pricing Model were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Expected life (years)	5.4	—	5.4	5.1
Risk-free interest rate	0.97%	—	0.97%	1.62%
Expected volatility	45.6%	—	45.6%	43.1%
Expected dividend yield	0.0%	—	0.0%	0.0%
In June 2021, we granted 970,970 options to our executive officers that were contingent on the effectiveness of our IPO, which occurred on June 29, 2021, or IPO options. Because the number of options and exercise price of the IPO Options were based on the IPO price to the public, the grant date for accounting purposes was not established until the effective date of our IPO. As the IPO was a performance condition, no stock-based compensation expense was recognized until our IPO was declared effective. Stock-based compensation expense for the three months ended June 30, 2021 was $0.2 million and stock-based compensation of $11.2 million will be recognized over a weighted-average requisite service period of approximately 4.1 years.

There were no awards granted for the three months ended June 30, 2020.
Restricted Stock Units
A summary of restricted stock unit, or RSU, activity for the six months ended June 30, 2021 is as follows (in thousands, except weighted-average grant-date fair value):

	Number of Options	Weighted- Average Grant- Date Fair Value
Unvested at December 31, 2020	2,499	$9.53
Granted	1,771	16.51
Cancelled/forfeited	(145)	10.78
Vested	(330)	21.29

Unvested at June 30, 2021	3,795	$19.20

The fair value of vested RSUs for the six months ended June 30, 2021 and 2020 was $8.4 million and $2.3 million, respectively. Our RSUs consist of time-based RSUs and various performance RSUs. For the three and six months ended June 30, 2021, total stock-based compensation expense related to RSU’s was $11.7 million and $12.2 million, respectively. For the three and six months ended June 30, 2020, total stock-based compensation expense related to RSU’s was $0.8 million and $2.4 million, respectively. At June 30, 2021, total remaining stock-based compensation expense for unvested RSU awards was $67.7 million, which is expected to be recognized over a weighted-average period of 3.4 years.
In June 2021, we granted 388,389 RSUs with a value of $10.8 million to our executive officers that were contingent on the effectiveness of the registration statement of our IPO, or IPO RSUs. As the IPO was a performance condition, no stock-based compensation expense was recognized until our IPO was declared effective. Stock-based compensation expense for the three months ended June 30, 2021 was $0.2 million and stock-based compensation of $10.6 million will be recognized over a weighted-average requisite service period of approximately 4.1 years.
In June 2021, we granted 14,284 RSUs to a new director of our board of directors. The RSUs have a grant-date fair value of $0.4 million.
At June 30, 2021, there were 256,936 RSUs that vested upon the effectiveness of our IPO. Such shares of common stock will not be settled until after the lock-up
period relating to our IPO ends in the fourth quarter of 2021.

During the six months ended June 30, 2021, we granted 1,338,028 liquidity event RSUs, or LERSUs, to various employees, which only vest upon the achievement of up to four-years of service and upon the consummation of a change in control, or CIC event, which includes an IPO, merger, acquisition, or sale of more than 50% of our assets. Employees will be eligible to retain any vested awards up to a period of 6.5 years from their respective grant date. If the recipient employee terminates for any reason other than for cause, the employee shall retain any service-vested LERSUs until 6.5 years from the date of grant or the earlier settlement of the service-vested LERSUs upon the consummation of a CIC event. For the LERSUs, recognition of expense does not occur until the consummation of a CIC event and thereafter for any remaining service period, as such events are not considered probable of occurring prior to the CIC event for stock-based compensation purposes.
Upon the effective date of our IPO on June 29, 2021, we commenced recognition of stock-based compensation for all LERSUs as the performance and service conditions for vested RSUs were satisfied. Stock-based compensation expense for these LERSUs of

$
10.6

million was recognized on a graded vesting basis during the three months ended June 30, 2021 for the portion of service completed by the employee from the grant date through June 30, 2021.
In March 2021, we granted 30,434 RSUs to various employees where the RSUs will vest depending upon the appreciation of the fair value of our common stock compared to the grant-date fair value of our common stock upon the consummation of a CIC event, which includes an IPO, merger, acquisition, or sale of more than 50% of our assets, or performance RSUs. The performance RSUs vest on a linear basis, starting at 0% with a fair value of our common stock equal to $19.64 per share and ending at 100% upon reaching a fair value of our common stock of $29.46 per share. The performance options were subsequently modified in June prior to the effective date of our IPO as discussed below.
Stock-option and RSU activity described above, including total stock-based compensation expense recognized and total remaining stock-based compensation expense is inclusive of awards modified during the period as discussed below.
Modification of Stock-Based Compensation Awards
In June 2021, we modified the vesting conditions of certain stock options and RSUs as described below.
We modified the vesting conditions of 4,477,218 outstanding performance options of certain executive officers and employees so that the performance options do not fully vest immediately upon an IPO. Instead, subject to and contingent upon the effective date of an IPO, the modified performance options for executive officers will vest monthly over a four-year period from their original vesting commencement dates and the modified performance options of certain employees will vest 25% on the first anniversary from the vesting commencement date, and then vest monthly over the remaining service period, subject to continued employment through the applicable vesting dates. As the modified awards contain a performance condition that is satisfied upon an IPO, we remeasured the fair value of the performance options on the date of modification. This new fair value of $76.6 million will be recognized as stock-based compensation expense using the graded vesting method, with an immediate stock-based compensation expense recognized on the effective date of our IPO for the modified performance options for which the service vesting condition was satisfied through the effective date of the IPO, and all remaining compensation will be recognized thereafter over the remaining service period. We recognized stock-based compensation expense of $23.3 million from the effective date of our IPO through June 30, 2021, and remaining compensation of $53.3 million will be recognized over a remaining weighted-average service period of 3.0 years.
We modified the vesting conditions of 3,627,936 outstanding 2019 performance options of an executive officer so that in the event of an IPO the modified 2019 performance options will vest monthly over a four-year period from the original vesting commencement date in 2019, subject to continued employment of the executive officer, rather than vesting upon the fourth anniversary of the original date of grant based on achieving certain stock price thresholds. Incremental stock-based compensation expense as a result of this modification was $11.4 million and was measured using a Monte Carlo simulation immediately prior to the modification date and a Black-Scholes Option Pricing Model immediately after the modification date. Upon an IPO, we recognize stock-based compensation expense for the modified 2019 performance options for which the service vesting condition was satisfied through the effective date of the IPO, and all remaining compensation will be recognized thereafter over the remaining service period using the graded vesting method. We recognized stock-based compensation expense of $6.6 million from the effective date of our IPO through June 30, 2021, and remaining compensation of $12.6 million will be recognized over a remaining weighted-average service period of 2.3 years.

We modified the vesting conditions of 111,902 outstanding performance RSUs of certain employees so that the modified performance RSUs do not vest immediately upon an IPO. Instead, subject to and contingent upon the effective date of an IPO, the modified performance RSUs will vest 25% on the first anniversary from their respective vesting commencement dates, then vest monthly over the remaining service period, subject to the continued employment through the applicable vesting dates. As the modified RSUs contain a performance condition that is satisfied upon an IPO, we remeasured the fair value of the performance RSUs on the date of modification. This new fair value of approximately $2.9 million will be recognized as stock-based compensation expense using the graded vesting method, with an immediate stock-based compensation expense recognized on the effective date of our IPO for the performance RSUs for which the service vesting condition was satisfied through the effective date of the IPO, and all remaining compensation will be recognized thereafter over the remaining service period. We recognized stock-based compensation expense of $0.2 million from the effective date of our IPO through June 30, 2021, and remaining compensation of $2.7 million will be recognized over a remaining weighted-average service period of 3.3 years.
We modified the vesting conditions of 1,725,942 outstanding LERSUs and 1,706,888 outstanding time-based options of certain executive officers to amend the severance vesting acceleration benefit applicable for the LERSUs and remove the CIC vesting acceleration benefit for the time-based options. There was no incremental stock-based compensation associated with the modification of the time-based options. We remeasured the fair value of the LERSUs on the date of modification and this new fair value of approximately $43.3 million will be recognized using the graded vesting method, with an immediate stock-based compensation expense recognized on the effective date of an IPO for the modified LERSUs that have satisfied the service-vesting condition through the effective date, and all remaining compensation will be recognized thereafter over the remaining service period. We recognized stock-based compensation expense of $7.4 million from the effective date of our IPO through June 30, 2021, and remaining compensation of $35.9 million will be recognized over a remaining weighted-average service period of 3.2 years.
We modified 48,300 vested options to extend the exercise period for terminated employees who are not able to exercise during the IPO lock-up
period. We recognized $0.9 million in incremental stock-based compensation in June 2021.
The fair value of the modified 2020 performance options, 2019 performance option, performance RSUs and LERSUs were remeasured using the fair value of our common stock, as approved by the Pricing Committee of our board of directors, which was $25.50 per share, the midpoint of the price range set forth on the cover page of the preliminary prospectus filed with the SEC on June 21, 2021.
2021 Equity Incentive Plan
In June 2021, our board of directors adopted our 2021 Equity Incentive Plan, or 2021 Plan. All equity-based awards going forward will be granted under the 2021 Plan.

18,946,871
 shares of our common stock are reserved for future issuance under our 2021 Plan, as well as any future automatic annual increases in the number of shares of common stock reserved for issuance under our 2021 Plan.
2021 Employee Stock Purchase Plan
In June 2021, our board of directors adopted our 2021 Employee Stock Purchase Plan, or 2021 ESPP. We authorized the issuance of 3,552,538 shares of common stock under the 2021 ESPP. Our 2021 ESPP is implemented through a series of offerings under which eligible employees are granted purchase rights to purchase shares of our common stock on specified dates during such offerings at a discounted price per share.

Note 10. Income Taxes
We account for income taxes in accordance with Accounting Standard Codification, or ASC, 740,
Income Taxes
, which requires an estimate of the annual effective tax rate for the full year to be applied to the interim period, taking into account year-to-date
amounts and projected results for the full year. Our effective tax rate could fluctuate significantly from quarter to quarter based on recurring and nonrecurring factors including, but not limited to: variations in the estimated and actual level of pre-tax
income or loss by jurisdiction; changes in enacted tax laws and regulations, and interpretations thereof, including with respect to tax credits and state and local income taxes; developments in tax audits and other matters; recognition of excess tax benefits and tax deficiencies from stock-based compensation and certain nondeductible expenses. Changes in judgment from the evaluation of new information resulting in the recognition, derecognition, or remeasurement of a tax position taken in a prior annual period are recognized separately in the quarter of the change.
We recorded a provision for income taxes of $2.0 million and $0.6 million for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, we recorded a benefit from income tax of $0.9 million and $1.5 million, respectively. The effective tax rate for the three months ended June 30, 2021 and 2020 was 5.5% and 16.1%, respectively. For the six months ended June 30, 2021 and 2020, the effective tax rate was approximately 1.9% and 14.3%, respectively. The difference from the federal statutory rate of 21% primarily due to the valuation allowance against foreign losses, the recognition of significant excess tax benefits of stock-based compensation and other discrete adjustments.
Gross unrecognized tax benefits were $7.6 million and $7.2 million as of June 30, 2021 and December 31, 2020, respectively. The gross unrecognized tax benefits, if recognized by us, will result in a reduction of approximately $7.6 million to the provision for income taxes thereby favorably impacting our effective tax rate. Our policy is to recognize interest and penalties related to income tax matters in income tax expense. For the periods presented, interest and penalties related to income tax positions were not material to our unaudited condensed consolidated financial statements.
We are subject to taxation and file income tax returns in the U.S. federal, state, and foreign jurisdictions. The federal income tax return for the years 2017 through 2019 and state income tax returns for the tax years 2008 through 2019 remain open to examination. We are under examination in one state and it is not expected to have an impact on our results of operations, cash flows and financial condition.
Note 11. Basic and Diluted Earnings Per Share
Basic net loss attributable to common stockholders per share is computed by dividing the net loss by the weighted average number of common stock outstanding for the period. For periods in which we have reported net losses, diluted net loss per share attributable to common stockholders is the same as basic net loss per share, since the impact of potentially dilutive common stock and other equity instruments is anti-dilutive.
The following table presents the number of options, restricted stock units and restricted stock excluded from the calculation of diluted net loss per share attributable to common stockholders because they are anti-dilutive (in thousands):

	June 30,
	2021	2020
Options to purchase common stock	15,666	12,134
Restricted stock units	3,795	1,030
Restricted stock	50	100

Total	19,511	13,264

Note 12. Fair Value Measurements
Fair value is defined as the price that would be received from selling an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. The standard establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:
Level 1 — Quoted prices in active markets for identical assets and liabilities.
Level 2 — Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly.
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
At June 30, 2021 and December 31, 2020, our financial assets and liabilities recorded at fair value on a recurring basis consist of cash equivalents, a restricted cash equivalent, available-for-sale
debt securities, interest rate swaps, an interest rate cap and a financial guarantee derivative. Cash equivalents and the restricted cash equivalent consist of money market funds valued using quoted prices in active markets, which represent Level 1 inputs in the fair value hierarchy. Our interest rate swaps and interest rate cap are valued using observable market inputs including LIBOR, swap rates and third-party dealer quotes, which represent Level 2 inputs in the fair value hierarchy. The available-for-sale
debt securities and financial guarantee derivative are valued using a Monte Carlo simulation, which include inputs that represent Level 3 inputs in the fair value hierarchy.
The carrying amounts of accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair values because of the short-term nature of these items. The fair value of our long-term debt is estimated by using quoted or sales prices of similar debt instruments, which represent Level 2 inputs in the fair value hierarchy.
The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3
Available-for-sale debt securities	$—	$—	$1,022
Money market fund	30,212	—	—

Total assets	$30,212	$—	$1,022

Interest rate caps and swaps	—	2,684	—
Contingent consideration	—	—	750

Total liabilities	$—	$2,684	$750

	December 31, 2020
	Level 1	Level 2	Level 3
Available-for-sale debt securities	$—	$—	$1,050
Money market fund	5,208	—	—
Restricted money market fund	25,000	—	—

Total assets	$30,208	$—	$1,050

Interest rate caps and swaps	$—	$5,817	$—
Financial guarantee	—	—	150
Contingent consideration	—	—	1,250

Total liabilities	$—	$5,817	$1,400

Note 13. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive income (loss) consisted of the following (in thousands):

	Six Months Ended June 30, 2021
	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance at December 31, 2020	$(3,014)	$—	$(3,014)
Change during period	(147)	—	(147)

Ending balance at March 31, 2021	(3,161)	—	(3,161)
Change during period	(204)	—	(204)

Ending balance at June 30, 2021	$(3,365)	$—	$(3,365)

Available-for-sale debt securities:
Beginning balance at December 31, 2020	$281	$(36)	$245
Unrealized gain	17	(4)	13

Ending balance at March 31, 2021	298	(40)	258
Unrealized loss	(56)	15	(41)

Ending balance at June 30, 2021	$242	$(25)	$217

Cash flow hedges:
Beginning balance at December 31, 2020	$(14,708)	$3,650	$(11,058)
Unrealized gain on interest rate swaps and cap	2,772	(691)	2,081
Reclassification of losses from interest rate cap to net loss	28	(8)	20
Reclassification of prior hedge effectiveness to net loss	1,328	(331)	997

Ending balance at March 31, 2021	(10,580)	2,620	(7,960)
Unrealized gain on interest rate swaps	360	(90)	270
Reclassification of prior hedge effectiveness to net loss	1,748	(450)	1,298

Ending balance at June 30, 2021	$(8,472)	$2,080	$(6,392)

Accumulated other comprehensive loss:
Beginning balance at December 31, 2020	$(17,441)	$3,614	$(13,827)
Other comprehensive income	3,998	(1,034)	2,964

Ending balance at March 31, 2021	(13,443)	2,580	(10,863)
Other comprehensive income	1,848	(525)	1,323

Ending balance at June 30, 2021	$(11,595)	$2,055	$(9,540)

	Six Months Ended June 30, 2020
	Before Tax Amount	Tax Effect	Net of Tax Amount

Foreign currency translation adjustments:
Beginning balance at December 31, 2019	$(1,718)	$—	$(1,718)
Change during period	2,272	—	2,272

Ending balance at March 31, 2020	554	—	554
Change during period	304	—	304
Reclassification upon sale of business	(2)	—	(2)

Ending balance at June 30, 2020	$856	$—	$856

Available-for-sale debt securities:
Beginning balance at December 31, 2019	$231	$—	$231

Ending balance at March 31, 2020	231	—	231
Loss from impairment	(94)	—	(94)

Ending balance at June 30, 2020	$137	$—	$137

Cash flow hedges:
Beginning balance at December 31, 2019	$(5,627)	$1,387	$(4,240)
Unrealized loss on interest rate swaps and cap	(9,704)	2,418	(7,286)
Reclassification of losses from interest rate cap to net loss	64	(16)	48
Reclassification of prior hedge effectiveness to net loss	98	(24)	74

Ending balance at March 31, 2020	(15,169)	3,765	(11,404)
Unrealized loss on interest rate swaps and cap	(2,691)	671	(2,020)
Reclassification of losses from interest rate cap to net loss	52	(14)	39
Reclassification of prior hedge effectiveness to net loss	997	(249)	748

Ending balance at June 30, 2020	$(16,811)	$4,173	$(12,637)

Accumulated other comprehensive loss:
Beginning balance at December 31, 2019	$(7,114)	$1,387	$(5,727)
Other comprehensive loss	(7,270)	2,378	(4,892)

Ending balance at March 31, 2020	(14,384)	3,765	(10,619)
Other comprehensive loss	(1,434)	409	(1,025)

Ending balance at June 30, 2020	$(15,818)	$4,174	$(11,644)

Note 14. Related Parties
For the three months ended June 30, 2021 and 2020, we received software and software maintenance services of $0.3 million and $0.2 million, respectively, from two software vendors controlled by our largest stockholder. For the six months ended June 30, 2021 and 2020, we received software and software maintenance services of $0.6 million and $0.5 million, respectively from these vendors. Amounts due to these vendors were immaterial as of June 30, 2021 and December 31, 2020.
Note 15. Subsequent Events
Initial Public Offering
The registration statement related to our IPO was declared effective on June 29, 2021, and our common stock began trading on the Nasdaq Global Select Market on June 30, 2021. On July 2, 2021, we completed our IPO for the sale of 19,121,000 shares of our common stock, $0.001 par value per share at an offering price of $28.00 per share, pursuant to our Prospectus. In addition, on July 2, 2021, we sold 3,214,285 shares of our common stock in a private placement with an existing related party stockholder for proceeds of $85.0 million, net of issuance costs, and sold 2,868,150 shares of our common stock pursuant to the full exercise of the underwriter’s option to purchase additional shares in connection with the IPO. We received aggregate proceeds of $666.9 million from our IPO and private placement after deducting underwriting discounts and commissions.
Upon the completion of our IPO, 23,081,080 outstanding shares of redeemable convertible preferred stock with a carrying value of $70.9 million converted into an aggregate of 46,162,160 shares of common stock. Immediately upon the completion of our IPO, we filed an Amended and Restated Certificate of Incorporation, which authorized a total of
1,000,000,000 shares of common stock, $0.001 par value per share and 100,000,000 shares of preferred stock, par value $0.001 per share.
Amendment of Credit Facility
In July 2021 we repaid the outstanding principal of $521.6 million of our 2018 Term Loan in full. We also amended our 2018 Revolving Facility by increasing the availability to $150.0 million over a five-year period, or 2021 Revolving Facility. We incurred a loss on debt extinguishment of $7.7 million related to unamortized debt issuance costs.
Under the 2021 Revolving Facility, we can use up to $20.0 million of letters of credit as well as borrowings on same-day notice,
referred to as swingline loans, in an amount of up to $10.0 million.
Extinguishment of Interest Rate Swaps
In July 2021, in connection with the repayment of our 2018 Term Loan, we paid $13.6 million to cancel our interest rate swaps and hybrid debt, which were used to hedge against the related interest rate exposure.
Buyback program
In July 2021, we cancelled our buyback program for certain members of senior management for 60,405 outstanding RSUs. The RSUs will continue to vest over their remaining service period.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form
10-Q,
as well as our audited consolidated financial statements and related notes included in our prospectus, dated June 29, 2021, filed with the Securities and Exchange Commission, or SEC, in accordance with Rule 424(b) of the Securities Act on June 30, 2021, or the Prospectus, in connection with our initial public offering, or IPO.
Overview
LegalZoom, or referred to herein as “we,” “us,” or “our”, is a leading online platform for legal and compliance solutions in the United States, or U.S. Our core offerings include business formations, intellectual property and estate planning services, and we have recently expanded our platform to include professional expertise and other products, both legal and non-legal,
to better meet the needs of small businesses. Our unique position at business inception allows us to become a trusted business advisor, supporting the evolving needs of a new business throughout its lifecycle. Along with formations, our services include ongoing compliance and tax advice and filings, trademark filings, and estate plans. Additionally, we have unique insights into our customers and leverage our product as a channel to introduce small businesses to leading brands in our partner ecosystem, solving even more of their business needs. We operate across all 50 states and over 3,000 counties in the U.S. and have more than 20 years of experience navigating complex regulation and simplifying the legal and compliance process for our customers. In 2020, 10% of new limited liability companies, or LLCs, and 5% of new corporations in the U.S. were formed through our platform.
Initial Public Offering
On July 2, 2021, we completed our IPO for the sale of 19,121,000 shares of our common stock, $0.001 par value per share, at an offering price of $28.00 per share, pursuant to our Prospectus. In addition, we sold 3,214,285 shares of our common stock in a private placement with an existing shareholder, and sold 2,868,150 shares of our common stock pursuant to the full exercise of the underwriter’s option to purchase additional shares in connection with the IPO. We raised proceeds of $666.9 million after deducting underwriting discounts and commissions. Deferred offering costs of approximately $5.5 million incurred in connection with our IPO will be deducted against stockholders’ equity in the third quarter of 2021. Upon the close of our IPO, 23,081,080 outstanding shares of redeemable convertible preferred stock with a carrying value of $70.9 million converted into an aggregate of 46,162,160 shares of common stock.
Our Business Model and Growth Strategy
Our business model is to acquire customers at the time of business formation, and then continue to serve their legal and compliance needs over the life of their businesses with our mix of transaction, subscription, and partner offerings. Transaction products include legal documents, business filings, and related services for small business owners and their families, such as business formations, annual compliance filings, intellectual property, estate planning documents, forms, and agreements. Subscription products include compliance solutions and credentialed professional subscription services, including legal and tax advisory services. We also introduce our customers to a variety of third-party partners, giving them access to critical services they need to start and run their businesses, such as business license services, bookkeeping services, banking services, productivity tools, and business insurance, among others.
Going forward, our strategy is to scale our existing business and gain market share by investing in core products and sales and marketing; expand our addressable market while increasing conversion and average order value, or AOV, by integrating our independent attorney network and tax professionals into our core product set; and grow average revenue per subscription unit, or ARPU, and partnership revenue through building in-house
adjacencies and expanding our partner ecosystem to provide new recurring revenue streams.

Key Business Metrics
In addition to the measures presented in our condensed consolidated financial statements, we regularly monitor the following financial and operating metrics to evaluate the growth of our business, measure the effectiveness of our marketing efforts, identify trends, formulate financial forecasts and make strategic decisions.
Number of business formations
We define the number of business formations in a given period as the number of global LLC, incorporation, not-for-profit
and other formation orders placed on our platform in such period. We consider the number of business formations to be an important metric considering that it is typically the first product or service small business customers purchase on our platform, creating the foundation for additional products and subsequent subscription and partner revenue as they adopt additional products and services throughout their business lifecycles.
The below table sets forth the number of business formations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(in thousands)
Number of business formations	123	92	245	173
We achieved 34% growth in formations from the three months ended June 30, 2020 to the three months ended June 30, 2021, and 42% from the six months ended June 30, 2020 to the six months ended June 30, 2021. The growth in the number of business formations on our platform during the three and six months ended June 30, 2021 was primarily due to improved growth in overall U.S. business formations.
Number of transactions
We define the number of transactions in a given period as gross transaction order volume, prior to refunds, on our platform during such period, excluding transactions from our subsidiary, Beaumont ABS Limited, which was divested in April 2020. Transactions may include one or more services purchased at the same time. For example, a customer of our business formation services may choose to form an LLC and purchase an operating agreement and business licenses at the same time. This constitutes a single transaction. Refunds, or partial refunds, may be issued under certain circumstances pursuant to the terms of our customer satisfaction guarantee. We consider the number of transactions to be an important metric considering that our customers generally begin their LegalZoom journey with a transaction, creating the foundation for generating subsequent subscription and partner revenue.
The below table sets forth the number of transactions for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(in thousands)
Number of transactions	260	232	536	442

We achieved 12% growth in transactions from the three months ended June 30, 2020 to the three months ended June 30, 2021, and 21% from the six months ended June 30, 2020 to the six months ended June 30, 2021. Our growth in number of transactions in the three and six month periods was driven by improved growth in U.S. business formations such as LLCs and incorporations, while estate planning and other consumer transactions declined year-over year. We expect the proportion of consumer transactions to decrease over time as we focus more of our investment in small business formations, which have a significantly higher order value. Estate planning transactions benefitted from tailwinds driven by the
COVID-19
pandemic in the prior year, as individuals turned to our online services given the relative inaccessibility of offline alternatives. We expect to continue to grow transactions, however the growth may fluctuate period over period based on the variability of overall business formations and estate planning transactions.
Average order value
We define average order value for a given period as total transaction revenue divided by total number of transactions in such period, excluding revenue and related transactions from our subsidiary, Beaumont ABS Limited, or Beaumont, which was divested in April 2020. We consider average order value to be an important metric given it indicates how much customers are spending on our platform. Estate planning transactions are generally at a lower price point, making our overall average order value lower than our typical price point for small business formations.
The below table sets forth the average order value for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Average order value	282	217	252	213
Average order value increased by 30% from the three months ended June 30, 2020 to the three months ended June 30, 2021 and 18% from the six months ended June 30, 2020 to the six months ended June 30, 2021. Growth in average order value for the three and six months ended June 30, 2021 was primarily driven by an increase in the proportion of small business formations, which have a significantly higher order value compared to other transactions relative to total transactions, the timing of transaction revenue recognition and increased customer adoption of our attorney-led trade mark product. We typically recognize a high amount of revenue in the second quarter from transaction orders placed in the first quarter but fulfilled in the second quarter. Growth may fluctuate period-over-period based on estate planning transactions, the timing of transaction revenue recognition, and our ability to introduce and sell higher-value products. While we expect continued strength in average order value as business formations continue to account for a larger share of overall transaction units, we expect year-over-year average order value growth to taper in the second half of 2021. Our goal is to grow average order value as we increase the average number of transactional products purchased in a single order and the mix of higher-value credentialed professional-assisted products.
Number of subscription units
We define the number of subscription units in a given period as the paid subscriptions that remain active at the end of such period, including those that are not yet 60 days past their subscription order dates, excluding subscriptions from our employer group legal plan and small business concierge subscription service, for which we ceased acquiring new subscribers in October 2020. Refunds, or partial refunds, may be issued under certain circumstances pursuant to the terms of our customer satisfaction guarantee.
We consider the number of subscription units to be an important metric since subscriptions enable us to increase lifetime value through deeper, longer-term relationships with customers. Subscriptions typically range from 30 days to one year in duration and the vast majority of our new subscriptions originate from business formation orders and have an annual term. Our customers can have multiple subscriptions at the end of a period. For example, a popular combination for a new small business owner is attorney advice and registered agent subscriptions. Our registered agent offering comprised approximately 60% of our subscription units for the three and six months ended June 30, 2021 and 2020.

The below table sets forth the number of subscription units as of June 30, 2021 and 2020:

	June 30,
	2021	2020
	(in thousands)
Number of subscription units	1,215	974
We achieved 25% growth in our number of subscription units from June 30, 2020 to June 30, 2021, reflecting strong growth from our registered agent, compliance, and attorney advice subscriptions primarily due to increased business formations. The number of subscriptions units as of June 30, 2021 increased 12% from 1,085,000 units as of December 31, 2020. We aim to continue to grow subscription units by increasing the proportion of our small business customers that purchase a subscription service at the time of their initial formation purchase and improving retention rates.
Average revenue per subscription unit
We define ARPU as of a given date as subscription revenue for the
12-month
period ended on such date, or LTM, divided by the average number of subscription units at the beginning and end of the LTM period, excluding revenue and subscriptions from our employer group legal plan and small business concierge subscription service, for which we ceased acquiring new subscribers in October 2020. We consider ARPU to be an important metric because it helps to illustrate our ability to deepen our relationship with our existing customers as they purchase incremental and higher-value services. We have generated ARPU expansion in recent periods, and for the three months ended June 30, 2021, ARPU increased 3% from the same periods in 2020.
The below table sets forth ARPU as at June 30, 2021 and 2020:

	June 30,
	2021	2020
Average revenue per subscription unit	230	224
We expect ARPU to remain relatively stable over time, as we plan to focus more of our efforts on increasing the number of subscription units rather than routinely increasing pricing on existing subscription plans.
Key Factors Affecting Our Performance
We believe that our future performance will depend on many factors, including the following:

•
Business formations
. The majority of our transaction revenue is generated by providing formation services to guide our customers through the transition from being aspiring business owners to actually launching their entities. We offer entity formation services for LLCs, corporations and non-profits.
In each of three and six months ended June 30, 2021 and 2020, business formations represented the largest share of our total transaction orders. In addition, business formations act as an entry point for many customers to the LegalZoom ecosystem, where they then often purchase additional products and services. We grew our share of total U.S. business formations from 8.7% in 2019 to 10.0% in 2020, representing an increase of 15%, and expect we will continue to increase our share over time as small businesses become more comfortable with digital solutions and are better educated on the risks of not officially forming a business entity. Our business depends on the continuation of new business formation in the U.S., which may be seasonal in nature and dependent on macroeconomic factors, and even more so, on our ability to increase our share of these formations.

•
Product leadership
. We have invested significantly in our user experience, which we believe is critical to converting customers and improving retention. These investments consist mainly of educational content creation, improving our website and application user interface, and creating and offering additional products and services, including the growing use of credentialed professionals in the customer journey. The performance of our product is important to attracting new customers to our platform, maintaining a healthy subscriber base and retaining our customers.

•
Ability to enhance customer lifetime value
. Many of our subscribers have increased their cumulative spend with us over time as they have expanded their use of our platform to include additional products and subscription services. Our relationship with our small business customers typically starts with the formation of their business, and we can generate additional revenue as their businesses grow and their needs become more complex. We intend to further increase customer lifetime value by developing new products and subscription services such as tax advice and preparation to deepen customer relationships, and which in turn we expect will result in higher customer engagement and retention. Additionally, we offer third-party services via our partner ecosystem, and we expect to be able to generate incremental revenue and further increase our customer lifetime value via these offerings.

•
Investment in marketing.
We have invested, and expect that we will continue to invest, in our brand and the promotion of our services through our various customer acquisition channels, including search engine marketing, search engine optimization, television, digital video, social, radio, and our inside sales team to acquire new customers and grow our business. We frequently evaluate how we price, market, and sell transaction products in order to optimize our subscription business. Given our customer acquisition efficiency, we intend to increase our marketing spend over the medium term.

•
Investment in tax offerings
. Tax represents a natural adjacency in our mission to make legal and compliance services accessible to small businesses. Based on customer surveys, we estimate that approximately 70% of small business owners that sought a tax accountant did not have one at the time of their entity formation, but face tax implications as a result of the entity they choose. We have invested in launching our Tax Advisory offering. We incurred costs related to this investment in 2020 and to date in 2021, and anticipate continued investment throughout the remainder of 2021, as we believe that our tax offerings represent an attractive opportunity for incremental revenue growth.

•
Talent acquisition and retention.
We are focused on providing a quality employee experience as we believe the future success of our business is heavily dependent on our ability to attract and retain talented and highly productive employees, including software engineers, product designers, brand and performance marketers, and customer-facing positions. We compete for talent within the technology industry and believe that our strong brand recognition and greater company purpose are important, positive considerations in our ability to recruit talent. We also are scaling an in-house
team of certified public accountants, or CPAs, and enrolled agents that are critical to our tax offerings.

•
COVID-19
impact
. In 2020, we saw tailwinds driven by the
COVID-19
pandemic, as individuals and small businesses turned to online services given the relative inaccessibility of offline alternatives. We believe these shifts represent an acceleration of existing trends toward greater adoption of online services. Thus far in 2021, our business has benefitted from strengthening macroeconomic conditions, in part due to continuation of government stimulus programs aimed at accelerating the recovery. However, our growth rate may moderate if these trends or governmental and business reactions to the pandemic moderate or reverse over time.

Key Components of our Results of Operations
Revenue
We generate revenue from the sources identified below.
Transaction revenue
. Transaction revenue is primarily generated from our customized legal document services upon fulfillment of these services. Transaction revenue includes filing fees and is net of cancellations, promotional discounts, sales allowances and credit reserves. Until April 2020, when we ceased providing such services, we also generated transaction revenue from our residential and commercial conveyancing business in the United Kingdom, and revenue for these services was recognized when delivered to the customer. In the fourth quarter of 2020, we commenced providing tax preparation services in the U.S. which are recognized at the point in time when the customer’s tax return is filed and accepted by the applicable government authority.

Subscription revenue
. Subscription revenue is generated primarily from subscriptions to our registered agent services, compliance packages, attorney advice, and legal forms services, in addition to software-as-a-service,
or SaaS, subscriptions in the United Kingdom. In the fourth quarter of 2020, we commenced providing tax, bookkeeping and payroll subscription services. We recognize revenue from our subscriptions ratably over the subscription term. Subscription terms generally range from thirty days to one year. Subscription revenue includes the value allocated to bundled free trials for our subscription services and is net of promotional discounts, cancellations, sales allowances and credit reserves and payments to third-party service providers such as legal plan law firms and tax service providers.
For transaction and subscription revenue, we generally collect payments and fees at the time orders are placed and prior to services being rendered. We record amounts collected for services that have not been performed as deferred revenue on our consolidated balance sheet. The transaction price that we record is generally based on the contractual amounts in our contracts and is reduced for estimated sales allowances for price concessions, charge-backs, sales credits and refunds, which are accounted for as variable consideration when estimating the amount of revenue to recognize.
Partner revenue
. Partner revenue consists primarily of
one-time
or recurring fees earned from third-party providers from leads generated to such providers through our online legal platform. Revenue is recognized when the related performance-based criteria have been met. We assess whether performance criteria have been met on a cost-per-click
or
cost-per-action
basis. In the near term, we expect lower performance in partner revenue as we transition away from legacy partners that do not align with our new strategic direction, and we focus more on long-term opportunities to have strategic partnerships that build on recurring revenue models.
Cost of revenue
Cost of revenue includes all costs of providing and fulfilling our services. Cost of revenue primarily includes government filing fees; costs of fulfillment, customer care and credentialed professionals, and related benefits, including stock-based compensation, and costs of independent contractors for document preparation; telecommunications and data center costs, amortization of acquired developed technology, depreciation and amortization of network computers, equipment and internal-use
software; printing, shipping and handling charges; credit and debit card fees; allocated overhead; legal document kit expenses; and sales and use taxes. We defer direct and incremental costs primarily related to government filing fees incurred prior to the associated service meeting the criteria for revenue recognition. These contract assets are recognized as cost of revenue in the same period the related revenue is recognized.
We expect our cost of revenue to increase in absolute dollars as we continue to invest in enhancing our customer experience and in new product development, including expert-assisted offerings for our Tax and Attorney-Assisted services.
Gross profit and gross margin
Gross profit, or revenue less cost of revenue, and gross margin, or gross profit as a percentage of revenue, have been and will continue to be affected by various factors, primarily the mix between transaction, subscription and partner revenue. Our gross margin on subscription and partner revenue is higher than our gross margin on transaction revenue. Our gross margin expansion is also driven by automation improvements and digitization efforts. Further, our acquisitions of other companies have negatively impacted our gross margin in the short term, and any such future acquisitions could have a similar effect.

We expect our gross profit to increase in absolute dollars and our gross margin to increase modestly over the long term as we continue to focus on growing higher-margin subscription revenue and invest in fulfillment automation technologies. However, our gross margin could fluctuate from period to period due to fulfillment rates and seasonality.
Operating expenses
Our operating expenses consist primarily of sales and marketing, technology and development, general and administrative expenses, and to a lesser extent, impairments of goodwill, long-lived assets and other assets, in addition to a loss on sale of a business in the second quarter of 2020.
Sales and marketing
Sales and marketing expenses consist of customer acquisition media costs; compensation and related benefits, including stock-based compensation for marketing and sales personnel; media production; public relations and other promotional activities; general business development activities; an allocation of depreciation and amortization and allocated overhead. Customer acquisition media costs consist primarily of search engine marketing, television and radio costs. Marketing and advertising costs to promote our services are expensed in the period incurred. Media production costs are expensed the first time the advertisement is aired.
We intend to continue to make significant investments in sales and marketing to drive additional revenue, further penetrate our expanding addressable market, and build on our digital brand leadership and awareness. As a result, we expect our sales and marketing expenses to continue to increase in absolute dollars and to be our largest operating expense category for the foreseeable future.
Technology and development
Technology and development expenses consist primarily of personnel costs and related benefits, including stock-based compensation, expenses for outside consultants, an allocation of depreciation and amortization and allocated overhead. These expenses include costs incurred in the development and implementation of our websites, mobile applications, online legal platform, research and development and related infrastructure. Technology and development expenses are expensed as incurred, except to the extent that such costs are associated with internal-use
software costs that qualify for capitalization.
We expect our technology and development expenses to continue to increase in absolute dollars for the foreseeable future as we invest in new products and services, enhancing our customer experience, and in production automation technologies. We expect our technology and development expenses to remain relatively consistent or increase as a percentage of our revenue over the long term, although our technology and development expenses may fluctuate as a percentage of our revenue from period to period due to seasonality and the timing and extent of these expenses.
General and administrative
Our general and administrative expenses relate primarily to compensation and related benefits, including stock-based compensation, for executive and corporate personnel, professional and consulting fees, an allocation of depreciation and amortization, allocated overhead and legal costs. We expense legal costs for defending legal proceedings as incurred.
We expect our general and administrative expenses to increase in absolute dollars for the foreseeable future due to additional costs associated with accounting, compliance, insurance and investor relations as we have recently become a public company. Over the next three years, we will incur significant stock-based compensation expense as a result of certain modifications to equity awards that occurred in connection with our IPO, however, we expect our general and administrative expenses to decrease as a percentage of our revenue over the longer term, although our general and administrative expenses may fluctuate as a percentage of our revenue from period to period due to seasonality and the timing and extent of these expenses.

Interest expense, net
Interest expense, net, consists primarily of interest expense on our 2018 Credit Facility and 2018 Revolving Facility, hedging instruments, capital lease obligations and amortization of debt issuance costs. Interest expense, net, decreased in 2020 primarily due to a decrease in London Interbank Offered Rate, or LIBOR on our 2018 Term Loan.
We expect interest expense, net, to decrease significantly in the near term following the full repayment of our outstanding indebtedness under our 2018 Term Loan in July 2021 after the completion of our IPO.
Income taxes
Our provision for income taxes consists of current and deferred federal, state and foreign income taxes.
At December 31, 2020, we had federal net operating loss, or NOL, carryforwards of $11.7 million which will begin to expire in 2031. In 2020, we had state NOL carryforwards of $49.8 million, which will begin to expire in 2022 and we had foreign NOL carryforwards of $32.4 million which can be carried forward indefinitely and are not subject to expiration. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change, by value, in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change
NOLs and other
pre-change
tax attributes, such as research tax credits, to offset its post-change income or taxes may be limited.
We had an ownership change in prior years, and as a result certain federal and state NOLs were limited pursuant to Section 382 of the Code. This limitation has been accounted for in calculating our available NOL carryforwards. We may experience an ownership change in the future or subsequent changes in our stock ownership, some of which changes are outside our control. If we undergo another ownership change, our ability to further utilize federal NOLs could be limited by Section 382 of the Code. Furthermore, for federal NOLs arising in tax years beginning after December 31, 2020, the 2017 Tax Cuts and Jobs Act, or Tax Act, limits a taxpayer’s ability to utilize federal NOL carryforwards to 80% of taxable income. In addition, NOLs arising in tax years beginning after December 31, 2017 can be carried forward indefinitely. However, carryback of such NOLs is generally prohibited, except that, under the CARES Act, federal NOLs generated in 2018, 2019 and 2020 may be carried back to each of the five taxable years preceding the taxable year in which the loss arises. For these reasons, we may not be able to utilize a material portion of any NOLs that are generated in tax years ending after December 31, 2020. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or increase our state taxes owed.
Results of Operations
The following table sets forth our consolidated statement of operations data for each of the periods indicated. The period-to-period
comparison of financial results should not be considered as a prediction or indicative of our future results.

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(in thousands)
Revenue	$150,432	$111,007	$285,064	$216,802
Cost of revenue (1)(2)	49,859	35,759	93,819	70,871

Gross profit	100,573	75,248	191,245	145,931

Operating expenses:
Sales and marketing (1)(2)	65,431	40,173	136,792	83,654
Technology and development (1)(2)	28,426	10,165	38,925	20,708
General and administrative (1)(2)	33,845	12,612	47,010	25,273
Impairment of long-lived and other assets	379	—	379	555
Loss on sale of business	—	1,764	—	1,764

Total operating expenses	128,081	64,714	223,106	131,954

(Loss) income from operations	(27,508)	10,534	(31,861)	13,977
Interest expense, net	(9,312)	(8,857)	(17,966)	(18,127)
Other income (expense), net	420	(355)	668	(1,461)
Impairment of available-for-sale debt securities	—	(4,818)	—	(4,818)

Loss before income taxes	(36,400)	(3,496)	(49,159)	(10,429)
Provision for (benefit from) income taxes	1,995	563	(941)	(1,492)

Net loss	$(38,395)	$(4,059)	$(48,218)	$(8,937)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(in thousands)
Cost of revenue	$762	$46	$821	$83
Sales and marketing	5,143	144	5,350	787
Technology and development	17,619	603	18,145	1,553
General and administrative	21,430	2,568	24,580	5,265

Total stock-based compensation expense	$44,954	$3,361	$48,896	$7,688

Stock-based compensation expense increased significantly for the three and six months ended June 30, 2021 due to the modification of certain equity awards in connection with our IPO. Refer to Note 9 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on
Form 10-Q.

(2)	Includes depreciation and amortization expense for our property and equipment, including capitalized internal-use software and intangible assets as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(in thousands)
Cost of revenue	$1,398	$1,934	$3,076	$3,892
Sales and marketing	1,323	1,762	2,798	3,611
Technology and development	584	667	1,171	1,317
General and administrative	358	464	784	927

Total depreciation and amortization expense	$3,663	$4,827	$7,829	$9,747

Comparison of the Three Months Ended June 30, 2021 and 2020
Revenue

	Three Months Ended June 30
	2021	2020	$ change	% change
	(in thousands, except percentages)
Revenue by type
Transaction	$73,360	$50,429	$22,931	45%
Subscription	69,384	53,832	15,552	29%
Partner	7,688	6,746	942	14%

Total revenue	$150,432	$111,007	$39,425	36%

Total revenue for the three months ended June 30, 2021 increased $39.4 million, or 36%, compared to the three months ended June 30, 2020. The increase was primarily driven by increases in transaction revenue and subscription revenue. Transaction revenue was 49% and 45% of total revenue for the three months ended June 30, 2021 and 2020, respectively, and subscription revenue was 46% and 49% of total revenue for the three months ended June 30, 2021 and 2020, respectively.
Transaction revenue for the three months ended June 30, 2021 increased $22.9 million, or 45%, compared to the three months ended June 30, 2020, driven by a 12% increase in the number of transactions and a 30% improvement in average order value. The improvement in average order value was primarily driven by an increase in the proportion of small business formations, which have a significantly higher order value compared to other transactions, relative to total transactions, the timing of transaction revenue recognition and increased customer adoption of our attorney-led trademark product.

Subscription revenue for the three months ended June 30, 2021 increased $15.6 million, or 29%, compared to the three months ended June 30, 2020. The increase was primarily due to a 25% increase in the number of subscription units. The increase in subscription units was primarily driven by increased business formations. Strong performance from our registered agent subscription services drove the largest contribution of growth to the number of subscription units.
Partner revenue for the three months ended June 30, 2021 increased $0.9 million, or 14%, compared to the three months ended June 30, 2020. The increase was primarily due to higher transaction volumes.
Cost of revenue

	Three Months Ended June 30
	2021	2020	$ change	% change
	(in thousands, except percentages)
Cost of revenue	$49,859	$35,759	$14,100	39%

Cost of revenue for the three months ended June 30, 2021 increased $14.1 million, or 39%, compared to the three months ended June 30, 2020. The increase was primarily due to higher filing fees and costs associated with customer care and fulfillment as a result of the increase in transaction volume.
Gross profit

	Three Months Ended June 30
	2021	2020	$ change	% change
	(in thousands, except percentages)
Gross profit	$100,573	$75,248	$25,325	34%

Gross profit for the three months ended June 30, 2021 increased $25.3 million, or 34%. The increase was primarily due to increased revenue partially offset by higher filing fees and costs associated with fulfillment as our revenue mix shifted toward transactions, which have lower gross margins than subscriptions.
Sales and marketing

	Three Months Ended June 30
	2021	2020	$ change	% change
	(in thousands, except percentages)
Sales and marketing	$65,431	$40,173	$25,258	63%

Sales and marketing expenses for the three months ended June 30, 2021 increased $25.3 million, or 63%, compared to the three months ended June 30, 2020. The increase was primarily due to an increase in customer acquisition marketing spend of $16.9 million and stock-based compensation of $5.0 million mainly in connection with our IPO. Customer acquisition marketing spend was $44.5 million and $27.6 million for the three months ended June 30, 2021 and June 30, 2020, respectively, an increase of 61% as we invested to expand our customer base and build our digital brand leadership and awareness.

Technology and development

	Three Months Ended June 30
	2021	2020	$ change	% change
	(in thousands, except percentages)
Technology and development	$28,426	$10,165	$18,261	180%

Technology and development expenses for the three months ended June 30, 2021 increased $18.3 million, or 180%, compared to the three months ended June 30, 2020. The increase was primarily due to an increase in stock-based compensation of $17.0 million mainly in connection with our IPO.
General and administrative

	Three Months Ended June 30
	2021	2020	$ change	% change
	(in thousands, except percentages)
General and administrative	$33,845	$12,612	$21,233	168%

General and administrative expenses for the three months ended June 30, 2021 increased $21.2 million, or 168%, compared to the three months ended June 30, 2020. The increase was primarily due to an increase in stock-based compensation of $18.9 million and professional services costs of $2.4 million mainly related to our IPO.
Impairment of long-lived and other assets

	Three Months Ended June 30
	2021	2020	$ change	% change
	(in thousands, except percentages)
Impairment of long-lived and other assets	$379	$—	$379	100%

In the three months ended June 30, 2021, we recorded an impairment charge of $0.4 million related to capitalized software projects for certain product initiatives that were no longer aligned with our go-forward
strategy.
Interest expense, net

	Three Months Ended June 30
	2021	2020	$ change	% change
	(in thousands, except percentages)
Interest expense, net	$9,312	$8,857	$455	5%

Interest expense, net, for the three months ended June 30, 2021 increased $0.5 million, or 5%, compared to the three months ended June 30, 2020. The increase was primarily related to our interest rate swaps and amortization of debt issuance costs, partially offset by a slight decrease in LIBOR on our 2018 Term Loan.
Other income (expense), net

	Three Months Ended June 30
	2021	2020	$ change	% change
	(in thousands, except percentages)
Other income (expense), net	$420	$(355)	$775	218%

Other income (expense), net for the three months ended June 30, 2021 increased $0.8 million, or 218%, compared to the three months ended June 30, 2020. The increase was primarily due to changes in foreign currency movements related to our intercompany loans which are denominated in GBP.

Provision for income taxes

	Three Months Ended June 30
	2021	2020	$ change	% change
	(in thousands, except percentages)
Provision for income taxes	$1,995	$563	$1,432	254%

The provision for income taxes increased by $1.4 million primarily due to the tax impact from the decrease in U.S income compared to the three months ended June 30, 2020 offset by non-deductible
share-based compensation.
Comparison of the Six Months Ended June 30, 2021 and 2020
Revenue

	Six Months Ended June 30
	2021	2020	$ change	% change
	(in thousands, except percentages)
Revenue by type
Transaction	$134,748	$96,015	$38,733	40%
Subscription	134,877	108,067	26,810	25%
Partner	15,439	12,720	2,719	21%

Total revenue	$285,064	$216,802	$68,262	31%

Total revenue for the six months ended June 30, 2021 increased $68.3 million, or 31%, to $285.1 million compared to the six months ended June 30, 2020. The increase was primarily driven by increases in transaction revenue and subscription revenue. Transaction revenue was 47% and 44% of total revenue for the six months ended June 30, 2021 and 2020, respectively, and subscription revenue was 47% and 50% of total revenue for the six months ended June 30, 2021 and 2020, respectively.
Transaction revenue for the six months ended June 30, 2021 increased $38.7 million, or 40%, compared to the six months ended June 30, 2020, driven by a 21% increase in the number of transactions and an 18% improvement in average order value.
Subscription revenue for the six months ended June 30, 2021 increased $26.8 million, or 25%, compared to the six months ended June 30, 2020. The increase was primarily due to a 25% increase in the number of subscription units. The increase in subscription units was primarily driven by increased business formations. Strong performance from our registered agent subscription services drove the largest contribution of growth to the number of subscription units.
Partner revenue for the six months ended June 30, 2021 increased $2.7 million, or 21%, compared to the six months ended June 30, 2020. The increase was primarily due to higher transaction volumes.
Cost of revenue

	Six MonthsEnded June 30
	2021	2020	$ change	% change
	(in thousands, except percentages)
Cost of revenue	$93,819	$70,871	$22,948	32%

Cost of revenue for the six months ended June 30, 2021 increased $22.9 million, or 32%, compared to the six months ended June 30, 2020. The increase was primarily due to higher filing fees and costs associated with customer care and fulfillment as a result of the increase in transaction volume.

Gross profit

	Six Months Ended June 30
	2021	2020	$ change	% change
	(in thousands, except percentages)
Gross profit	$191,245	$145,931	$45,314	31%

Gross profit for the six months ended June 30, 2021 increased $45.3 million, or 31%. The increase was driven by increased revenue partially offset by higher filing fees and costs associated with customer care and fulfillment as our revenue mix shifted toward transactions, which have lower gross margins than subscriptions.
Sales and marketing

	Six Months Ended June 30
	2021	2020	$ change	% change
	(in thousands, except percentages)
Sales and marketing	$136,792	$83,654	$53,138	64%

Sales and marketing expenses for the six months ended June 30, 2021 increased $53.1 million, or 64%, compared to the six months ended June 30, 2020. The increase was primarily due to an increase in customer acquisition marketing spend of $40.5 million, media production spend of $3.1 million and stock-based compensation of $4.6 million mainly in connection with our IPO. Customer acquisition marketing spend was $98.1 million and $57.7 million for the six months ended June 30, 2021 and June 30, 2020, respectively, as we invested to expand our customer base and build our digital brand leadership and awareness.
Technology and development

	Six Months Ended June 30
	2021	2020	$ change	% change
	(in thousands, except percentages)
Technology and development	$38,925	$20,708	$18,217	88%

Technology and development expenses for the six months ended June 30, 2021 increased $18.2 million, or 88%, compared to the six months ended June 30, 2020. The increase was primarily due to an increase in stock-based compensation of $16.6 million mainly in connection with our IPO.
General and administrative

	Six Months Ended June 30
	2021	2020	$ change	% change
	(in thousands, except percentages)
General and administrative	$47,010	$25,273	$21,737	86%

General and administrative expenses for the six months ended June 30, 2021 increased $21.7 million, or 86%, compared to the six months ended June 30, 2020. The increase was primarily due to an increase in stock-based compensation of $19.3 million and professional services costs of $4.0 million.

Impairment of long-lived and other assets

	Six Months Ended June 30
	2021	2020	$ change	% change
	(in thousands, except percentages)
Impairment of long-lived and other assets	$379	$555	$(176)	(32)%

In 2021 and 2020, we impaired
internal-use
software projects that were no longer aligned with our
go-forward
strategy.
Loss on sale of business

	Six Months Ended June 30
	2021	2020	$ change	% change
	(in thousands, except percentages)
Loss on sale of business	$—	$1,764	$(1,764)	(100)%

In April 2020, in connection with our sale of our subsidiary, Beaumont, we incurred a loss of $1.8 million.
Interest expense, net

	Six Months Ended June 30
	2021	2020	$ change	% change
	(in thousands, except percentages)
Interest expense, net	$17,966	$18,127	$(161)	(1)%

Interest expense, net, decreased by $0.2 million to $18.1 million in 2021. The decrease was primarily a result of a decrease in LIBOR, on our 2018 Term Loan partially offset by costs related to our interest rate swaps and amortization of debt issuance costs.
Other income (expense), net

	Six Months Ended June 30
	2021	2020	$ change	% change
	(in thousands, except percentages)
Other income (expense), net	$668	$(1,461)	$2,129	(146)%

The change in other income, net between 2021 and 2020 was primarily due to changes in foreign currency movements related to our intercompany loans which are denominated in GBP, resulting in a net increase of $3.0 million, partially offset by lower gains from the change in fair value of our financial guarantee of $0.9 million. Our financial guarantee of $0.1 million was waived in June 2021.
Impairment of
available-for-sale
debt securities

	Six Months Ended June 30
	2021	2020	$ change	% change
	(in thousands, except percentages)
Impairment of available-for-share debt securities	$—	$4,818	$(4,818)	(100)%

In 2020, we fully impaired our investment in firma.de Firmenbaukasten AG, a German limited liability company. We incurred a loss of $4.8 million as the present value of cash flows expected to be collected was less than the amortized cost basis of the investment.

Benefit from income taxes

	Six Months Ended June 30
	2021	2020	$ change	% change
	(in thousands, except percentages)
Benefit from income taxes	$941	$1,492	$551	(37)%

Benefit from income taxes decreased $0.6 million, or 37%, to $0.9 million in 2021. The decrease was primarily due to increased benefits from the exercise of non-qualified
stock options in 2020 over 2021, and due to
non-deductible
share-based compensation in 2021.
Liquidity and Capital Resources
Overview
Since inception, we have funded our operations and capital expenditures primarily from private sales of equity securities, cash flows provided by operating activities and equity and debt financing arrangements. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes. At June 30, 2021, our principal sources of liquidity were cash and cash equivalents of $167.0 million, which consisted of cash on deposit with banks and money market funds, of which $1.2 million related to our foreign subsidiaries. Our cash and cash equivalents increased in June 2021 by $25.0 million upon the lapse of our restricted cash equivalent upon the release of collateral related to a personal loan by a former executive. In July 2021, we raised $666.9 million net of underwriting discounts and commissions from our IPO and repaid in full principal outstanding of $521.6 million of our 2018 Term Loan.
We currently anticipate that our available cash and cash equivalents and cash provided by operating activities will be sufficient to meet our operational cash needs for at least the next twelve months. We may supplement our liquidity needs with borrowings under our 2021 Revolving Facility.
We have historically considered the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, and accordingly no taxes have been provided on such earnings. We continue to evaluate our plans for reinvestment or repatriation of unremitting foreign earnings and have not changed our previous indefinite reinvestment determination following the enactment of the Tax Act. We have not repatriated funds to the U.S. to satisfy domestic liquidity needs, nor do we anticipate the need to do so. If we determine that all or a portion of our foreign earnings are no longer indefinitely reinvested, we may be subject to foreign withholding taxes and U.S. state income taxes.
Borrowings
2021 Revolving Facility
On July 2, 2021, we entered into an Amended and Restated Credit and Guaranty Agreement, or 2021 Revolving Facility, with JPMorgan Chase Bank, N.A., as the administrative agent. This agreement amends and restates our first lien credit and guarantee agreement with JPMorgan Chase Bank, N.A, or 2018 Credit Facility, and permits revolving borrowings of up to $150.0 million. The 2021 Revolving Facility provides for the issuance of up to $20.0 million of letters of credit as well as borrowings on same-day
notice, referred to as swingline loans, in an amount of up to $10.0 million. We have $150.0 million available for use under our 2021 Revolving Facility.

Subject to the satisfaction of certain criteria, we will be able to increase the facility by an amount equal to the sum of (i) the greater of $90.0 million and 75% of consolidated last twelve months Cash EBITDA, which is defined in the 2018 Credit Facility, or LTM Cash EBITDA, plus (ii) unused amounts under the general debt basket (i.e., an amount equal to the greater of $50.0 million and an equivalent percentage of consolidated LTM Cash EBITDA), plus (iii) an unlimited amount so long as the borrower is in pro forma compliance with the Financial Covenant (as defined below), in each case, with the consent of the lenders participating in the increase.
We are required to pay a commitment fee in respect of unutilized commitments under the 2021 Revolving Facility. The commitment fee is, initially, 0.35% per annum. The commitment fee is subject to one reduction of 0.10% upon achieving a total net first lien leverage ratio of 3.50 to 1.00. We are also required to pay customary letter of credit fees and agency fees. The interest rate applicable to the 2021 Revolving Facility is, at our option, at a rate equal to the greatest of (i) the administrative agent’s prime rate; (ii) the federal funds effective rate plus 1/2 of 1.0% and (iii) one month LIBOR (subject to a 1.00% floor), plus 1.00% or LIBOR (subject to a 0.00% floor) plus 2.00%. The interest rate margins under the 2021 Revolving Facility are subject to one reduction of 0.25% and a further reduction of 0.25% upon achieving total net first lien leverage ratios of 3.50 to 1.00 and 2.50 to 1.00, respectively.
We have the option to voluntarily repay outstanding loans at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. There is no scheduled amortization under the 2021 Revolving Facility. The principal amount outstanding is due and payable in full at maturity, five years from the closing date of the 2021 Revolving Facility.
Obligations under the 2021 Revolving Facility are guaranteed by our existing and future direct and indirect material wholly-owned domestic subsidiaries, subject to certain exceptions. The 2021 Revolving Facility is secured by a first-priority security interest in substantially all of the assets of the borrower and the guarantors, subject to certain exceptions.
The 2021 Revolving Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict our ability and the ability of our restricted subsidiaries to: incur additional indebtedness and guarantee indebtedness; create or incur liens; pay dividends and distributions or repurchase capital stock; merge, liquidate and make asset sales; change lines of business; change our fiscal year; incur restrictions on our subsidiaries’ ability to make distributions and create liens; modify our organizational documents; make investments, loans and advances; and enter into certain transactions with affiliates.
The 2021 Revolving Facility requires compliance with a total net first lien leverage ratio of 4.50 to 1.00, or the Financial Covenant. The Financial Covenant will be tested at quarter-end
only if the total principal amount of all revolving loans, swingline loans and drawn letters of credit that have not been reimbursed exceeds 35% of the total commitments under the 2021 Revolving Facility on the last day of such fiscal quarter.
2018 Credit Facility
In 2018, we entered into the 2018 Credit Facility with JPMorgan Chase Bank, N.A., as Administrative Agent and lender, and the other lenders party thereto, which provided $575.0 million of loans, consisting of the $535.0 million 2018 Term Loan maturing on November 21, 2024, and an available $40.0 million 2018 Revolving Facility maturing on November 23, 2023. The 2018 Revolving Facility included a subfacility that provides for the issuance of letters of credit in an amount of up to $8.0 million at any time outstanding. In July 2021, we repaid in full the outstanding principal of $521.6 million of our 2018 Term Loan with the proceeds raised from our IPO.
Cash flows
The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended June 30
	2021	2020
	(in thousands)
Net cash provided by operating activities	$40,696	$49,320
Net cash used in investing activities	(6,004)	(5,666)
Net cash used in financing activities	(7,246)	(5,929)
Effect of exchange rates on cash, cash equivalents and restricted cash equivalent	56	(243)

Net increase in cash, cash equivalents and restricted cash equivalent	$27,502	$37,482

Net cash provided by operating activities
For the six months ended June 30, 2021, cash provided by operating activities was $40.7 million resulting from a net loss of $48.2 million, adjusted for non-cash
expenses of $59.0 million and net cash flow provided by changes in operating assets and liabilities of $29.9 million. The $29.9 million of net cash flows provided from changes in our operating assets and liabilities included a $23.8 million increase in deferred revenue primarily as a result of the growth of our subscription units, which are predominantly billed in advance of our revenue recognition, a $7.9 million decrease in accounts payable and $3.2 million decrease in accrued expenses and other current liabilities, due to the timing of our payments, offset by a decrease in accounts receivable and prepaid and other assets $4.0 million.
For the six months ended June 30, 2020, cash provided by operating activities was $49.3 million resulting from net loss of $8.9 million, adjusted for non-cash
expenses of $26.3 million and net cash flow provided by changes in operating assets and liabilities of $31.9 million. The $31.9 million of net cash flows provided from changes in our operating assets and liabilities included a $21.7 million increase in deferred revenue primarily as a result of the growth of our subscription units, which are predominantly billed in advance of our revenue recognition, and a $11.9 million net increase in accounts payable and accrued liabilities due to the timing of our payments.
Net cash used in investing activities
For the six months ended June 30, 2021 and 2020, net cash used in investing activities was $6.0 million and $5.7 million, respectively, resulting primarily from purchases of property and equipment, including capitalized internal-use
software.
Net cash used in financing activities
For the six months ended June 30, 2021, net cash used in financing activities was $7.2 million, resulting primarily from repayments on our 2018 Term Loan and hybrid debt of $4.0 million and offering costs of $2.8 million.
For the six months ended June 30, 2020, net cash used in financing activities was $5.9 million, resulting primarily from the repayments on our 2018 Term Loan of $2.7 million and the payment of tax withholding obligations of $2.8 million.
Contractual obligations and commitments
Refer to Note 8. to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form
10-Q
for a discussion of material obligations and commitments subsequent June 30, 2021. There have been no other material changes to our contractual obligations from those described in the Prospectus.
Off-balance
sheet arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance
sheet arrangements or other contractually narrow or limited purposes.
Non-GAAP
Financial Measures
To supplement our unaudited interim condensed consolidated financial statements, which are prepared and presented in accordance with U.S. generally accepted accounting principles, or GAAP, we use certain non-GAAP
financial measures, as described below, to understand and evaluate our core operating performance. These non-GAAP
financial measures, which may be different than similarly titled measures used by other companies, are presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We believe that these non-GAAP
financial measures provide useful information about our financial performance, enhance the overall understanding of our past performance and future prospects and allow for greater transparency with respect to important measures used by our management for financial and operational decision-making. We are presenting these non-GAAP
measures to assist investors in seeing our financial performance using a management view and because we believe that these measures provide an additional tool for investors to use in comparing our core financial performance over multiple periods with other companies in our industry.

Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net loss adjusted to exclude interest expense, net, provision for (benefit from) income taxes, depreciation and amortization, other (income) expense, net, non-cash
stock-based compensation, losses from impairments of long-lived and other assets, impairments of available-for-sale
debt securities, restructuring expenses,
IPO-related
costs and other transaction-related expense and certain other non-recurring
expenses. Our Adjusted EBITDA financial measure differs from GAAP in that it excludes certain items of income and expense. We define Adjusted EBITDA margin as Adjusted EBITDA as a percentage of revenue. We define net loss margin as net loss as a percentage of revenue based on our unaudited condensed consolidated financial statements.
Adjusted EBITDA is one of the primary performance measures used by our management and our board of directors to understand and evaluate our financial performance and operating trends, including period-to-period
comparisons, prepare and approve our annual budget, develop short- and long-term operational plans and determine appropriate compensation plans for our employees. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management team and board of directors. In assessing our performance, we exclude certain expenses that we believe are not comparable period over period. Adjusted EBITDA should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA rather than net income, which is the nearest GAAP equivalent of Adjusted EBITDA, and it may be calculated differently by other companies in our industry, limiting its usefulness as a comparative measure. Some of these limitations include that the non-GAAP
financial measure:

•	does not reflect interest expense, or the cash requirements necessary to service interest or principal payments, which reduces cash available to us;

•	does not reflect provision for income taxes that may result in payments that reduce cash available to us;

•	excludes depreciation and amortization and, although these are non-cash expenses, the assets being depreciated may be replaced in the future;

•	does not reflect foreign currency exchange or other gains or losses, which are included in other income, net;

•	excludes stock-based compensation expense, which has been, and will continue to be, a significant recurring expense for our business and an important part of our compensation strategy;

•	excludes losses from impairments of goodwill, long-lived and other assets and available-for-sale debt securities;

•	excludes acquisition related expenses, which reduce cash available to us;

•	excludes restructuring expenses, which reduce cash available to us;

•	excludes IPO-related costs and other transaction related expenses that are not considered representative of our underlying performance, which reduce cash available to us; and

•	does not reflect certain other non-recurring expenses that are not considered representative of our underlying performance, which reduce cash available to us.

The following table presents a reconciliation of net loss, the most directly comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated (unaudited):

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
	(in thousands)
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(38,395)	$(4,059)	$(48,218)	$(8,937)
Interest expense, net	9,312	8,857	17,966	18,127
Provision for (benefit from) income taxes	1,995	563	(941)	(1,492)
Depreciation and amortization	3,663	4,827	7,829	9,747
Other (income) expense, net	(420)	355	(668)	1,461
Stock-based compensation	44,798	3,090	48,584	7,178
Impairment of long-lived and other assets	379	—	379	555
Impairment of available-for-sale debt securities	—	4,818	—	4,818
Restructuring expenses	—	64	—	412
IPO-related costs and other transaction related expenses (1)	635	—	635	—
Certain other non-recurring expenses (2)	—	1,764	—	1,764

Adjusted EBITDA	$21,967	$20,279	$25,566	$33,633

Net loss margin	26%	4%	17%	4%

Adjusted EBITDA margin	15%	18%	9%	16%

(1)	IPO-related costs and other transaction related expenses includes certain non-recurring expenses, which occurred in connection with our IPO.
(2)	In 2020, we incurred a loss on sale from the disposal of Beaumont, our conveyancing business in the United Kingdom, of $1.8 million.
Adjusted EBITDA increased from $20.3 million for the three months ended June 30, 2020 to $22.0 million for the three months ended June 30, 2021. The increase of $1.7 million was primarily driven by higher revenue of $39.4 million partially offset by increases in cost of revenue of $14.1 million, customer acquisition media spend of $16.9 million, and salaries and benefits of $4.8 million from our investment in headcount. Adjusted EBITDA decreased from $33.6 million for the six months ended June 30, 2020 to $25.6 million for the six months ended June 30, 2021. The decrease of $8.1 million reflects an increase in revenue of $68.3 million, which was offset by an increase in cost of revenue of $22.9 million driven by increases in customer care and fulfillment costs, and investment in customer acquisition media spend, which increased by $ 40.5 million as we invested to expand our customer base and build on our digital brand leadership and awareness. We expect our Adjusted EBITDA to increase in absolute dollars in the longer term, although the rate at which our Adjusted EBITDA may grow could vary based upon the interplay of the foregoing factors.

Free Cash Flow
Free cash flow is a liquidity measure used by management in evaluating the cash generated by our operations after purchases of property and equipment including capitalized internal-use
software. We consider free cash flow to be an important metric because it provides useful information to management and investors about the amount of cash generated by our business that can be used for strategic opportunities, including investing in our business and strengthening our balance sheet. Once our business needs and obligations are met, cash can be used to maintain a strong balance sheet and invest in future growth. The usefulness of free cash flow as an analytical tool has limitations because it excludes certain items, which are settled in cash, does not represent residual cash flow available for discretionary expenses, does not reflect our future contractual commitments, and may be calculated differently by other companies in our industry. Accordingly, it should not be considered in isolation or as a substitute for analysis of other GAAP financial measures, such as net cash provided by operating activities.
The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable GAAP measure, to free cash flow (unaudited):

	Six Months Ended June 30
	2021	2020
	(in thousands)
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow
Net cash provided by operating activities	$40,696	$49,320
Purchase of property and equipment	(6,004)	(4,491)

Free cash flow	$34,692	$44,829

We experienced a decrease in our free cash flow from $44.8 million for the six months ended June 30, 2020 to $34.7 million for the six months ended June 30, 2021. The decrease in free cash flow was primarily due to our wider net loss adjusted for stock-based compensation and other non-cash items of approximately $33 million, an increase of $3.0 million in accounts receivable and prepaid expenses, lower accounts payable due to the timing of our payments partially offset by lower accrued expenses and growth in deferred revenue driven by an increase in subscription units of approximately $2.1 million. Free cash flow was also impacted by higher capital expenditures for the purchase of property and equipment, including capitalization of internal-use software. We expect our free cash flow to increase in absolute dollars in the over the longer term, although the rate at which our free cash flow may grow could vary based upon the interplay of the factors discussed above.
For the six months ended June 30, 2021 and 2020, our free cash flow included cash payments for interest related to our 2018 Credit Facility of $12.2 million and $15.3 million, respectively.
JOBS Act Accounting Election
We are an “emerging growth company,” as defined in the
Jumpstart Our Business Startups Act
, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to avail ourselves of delayed adoption of new or revised accounting standards and, therefore, we will not be subject to the same requirements to adopt new or revised accounting standards as other public companies that are not emerging growth companies. To the extent that we no longer qualify as an emerging growth company we will be required to adopt certain accounting pronouncements earlier than the adoption dates disclosed below which are for non-public
business entities.
Critical Accounting Policies and Estimates
During the three months ended June 30, 2021, there have been no significant changes to our critical accounting policies and estimates compared with those disclosed in described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and the notes to the audited consolidated financial statements appearing in the Prospectus filed with the SEC.

Recent Accounting Pronouncements
See Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have operations both within the U.S. and, to a lesser extent, in the United Kingdom, and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate fluctuations and foreign currency exchange risks, and to a lesser extent, inflation risk.
Interest rate fluctuation risk
At June 30, 2021 and December 31, 2020, we had cash and cash equivalents of $167.0 million and $114.5 million, respectively, which consisted of cash on deposit with banks and short-term highly liquid money market funds. Interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We also had total outstanding debt subject to interest rate risk of $521.6 million and $524.3 million in principal as of June 30, 2021 and December 31, 2020. Given the repayment of our 2018 Term Loan and settlement of interest rate swaps in July 2021, we are not expected to be exposed to further fluctuations in interest rates in the foreseeable future. We would be subject to fluctuation in interest rates if upon drawdown on our available line of credit under our 2021 Revolving Facility.
Foreign currency exchange risk
We have foreign currency risks related to our revenue and expenses denominated in currencies other than our functional currency, the U.S. Dollar, principally GBP. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany loans that are denominated in currencies other than the U.S. Dollar. We recognized foreign currency gains of $0.4 million in the six months ended June 30, 2021. A 10% adverse change in foreign exchange rates on foreign-denominated accounts for the six months ended June 30, 2021, including intercompany balances, would have resulted in a $0.5 million decrease in our reported foreign currency income for the six months ended June 30, 2021. In the event our
non-U.S.
Dollar-denominated sales and expenses increase, our results of operations may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities could have on our results of operations.
Inflation risk
We do not believe that inflation has had a material effect on our business, financial condition, results of operations or future prospects. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, results of operations and future prospects.
Item 4. Controls and Procedures
Limitations on effectiveness of controls and procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form
10-Q,
the effectiveness of our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act). Based on that evaluation and as a result of the material weaknesses described below, our principal executive officers and principal financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level.
Material Weaknesses
We have identified three material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
The material weaknesses we identified are listed below:

•
We did not maintain an effective control environment. Specifically, we did not maintain sufficient accounting resources commensurate with our structure and financial reporting requirements. This material weakness contributed to the additional material weaknesses below.

•	We did not design and maintain effective controls to address the initial application of complex accounting standards and accounting of non-routine, unusual or complex events and transactions.

•
We did not design and maintain effective controls over our financial statement close process. Specifically, we did not design and maintain effective controls over certain account analyses and account reconciliations.

These material weaknesses resulted in adjustments to our prior year financial statements primarily related to debt extinguishment costs, goodwill, revenue, accounts receivable, foreign exchange expense and deferred revenue, and could result in a misstatement of any account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Remediation Plans
We are in the early stages of designing and implementing a plan to remediate the material weaknesses identified. Our plans include:

•
hiring additional experienced accounting, financial reporting and internal control personnel and changing roles and responsibilities of our personnel as we transition to being a public company and are required to comply with Section 404 of the Sarbanes Oxley Act of 2002.

•
implementing controls to enhance our review of significant accounting transactions and other new technical accounting and financial reporting issues and preparing and reviewing accounting memoranda addressing these issues; and

•	implementing controls to enable an effective and timely review of account analyses and account reconciliations.

We believe our plans will allow us to make progress toward achieving the effectiveness of our internal control over financial reporting and disclosure controls and procedures. The actions that we are taking are subject to ongoing senior management review, as well as Audit Committee oversight. We cannot assure you that these measures will significantly improve or remediate the material weaknesses described above. The implementation of these remediation measures is in the early stages and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles and as a result, the timing of when we will be able to fully remediate the material weaknesses is uncertain and we may not fully remediate these material weaknesses during 2021. If the steps we take do not remediate the material weaknesses in a timely manner, there could continue to be a reasonable possibility that these control deficiencies or others would result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis. This, in turn, could jeopardize our ability to comply with our reporting obligations, limit our ability to access the capital markets or adversely impact our stock price.
We and our independent registered public accounting firm were not required to perform an evaluation of our internal control over financial reporting as of December 31, 2020 in accordance with the provisions of the Sarbanes-Oxley Act of 2002. Accordingly, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses.
Changes in internal control over financial reporting
We have recently hired additional resources and we are engaging with a third-party consulting firm to assist us with our formal internal control plan and provide staff augmentation of our internal audit function. Except as otherwise described above, there were no changes in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
The information contained under the heading “Legal Proceedings” in Note 8 to our condensed consolidated financial statements included in this Quarterly Report on Form
10-Q
is incorporated by reference into this Item.
Item 1A. Risk Factors
There have been no material changes to the risk factors set forth in the section titled “Risk Factors” included in our prospectus, dated June 29, 2021, filed with the SEC in accordance with Rule 424(b) of the Securities Act on June 30, 2021, or the Prospectus, in connection with our initial public offering, or IPO. Our business involves significant risks. You should carefully consider the risks and uncertainties described in our Prospectus, together with all of the other information in this Quarterly Report on Form
10-Q,
as well as our audited consolidated financial statements and related notes as disclosed in our Prospectus. The risks and uncertainties described in our Prospectus are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
The following sets forth information regarding all unregistered securities sold for the three months ended June 30, 2021:

•
From April 1, 2021 to June 30, 2021 (the date of filing of our registration statement on Form
S-8,
File
No. 333-257577),
we granted RSUs for an aggregate of 907,160 shares of our Common stock at a weighted average grant date fair value of $21.62 per share to a total of 38 employees and a director under our 2016 Stock Incentive Plan, or 2016 Plan.

•
From April 1, 2021 to June 30, 2021 (the date of the filing of our registration statement on Form
S-8,
File
No. 333-257577),
we issued an aggregate of 212,570 shares of our Common stock upon the exercise of options under our 2016 Plan at exercise prices ranging from $0.34 to $2.50 per share, for an aggregate purchase price of $0.1 million.

The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder or Rule 701 promulgated under the Securities Act as transactions by an issuer not involving a public offering or under benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. All recipients had adequate access through their relationships with us, or otherwise to information about us. The issuances of these securities were made without any general solicitation or advertising.
Use of Proceeds
On July 2, 2021, we completed our IPO, in which we issued and sold 22,335,285 shares of our common stock, including 2,868,150 shares sold in connection with the exercise of the underwriters’ option to purchase additional shares, and certain existing stockholders purchased under private placement an aggregate of 3,214,285 shares, at a price to the public of $28.00 per share. We raised net proceeds to us of $666.9 million, after deducting the underwriting discount and commissions, and offering costs of approximately $5.5 million. All shares sold were registered pursuant to a registration statement on Form
S-1
(File
No. 333-256803),
as amended, declared effective by the SEC on June 29, 2021. J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC were lead underwriters as representatives of the underwriters for the offering. The offering terminated after the sale of all securities registered pursuant to the Prospectus. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.
The net proceeds from our IPO received after payment of related IPO costs and repayment of the outstanding principal of $521.6 million of our 2018 Term Loan on July 2, 2021, have been invested in cash and cash equivalents. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our Prospectus.
Repurchases of Shares or of Company Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits
(a) Exhibits
The exhibits listed below are filed as part of this Quarterly Report.

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of LegalZoom.com, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35618) filed on July 2, 2021)

3.2	Amended and Restated Bylaws of LegalZoom.com, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-35618) filed on July 2, 2021)

10.1+	2021 Equity Incentive Plan and forms of award agreements (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-256803).

10.2+	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-256803).

10.3+	Form of Indemnification Agreement, by and between LegalZoom.com, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, as amended (File No. 33-256803).

10.4+	Amended and Restated Employment Agreement, by and between LegalZoom.com, Inc. and Dan Wernikoff, dated June 16, 2021 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, as amended (File No. 33-256803).

10.5+	Amended and Restated Employment Agreement, by and between LegalZoom.com, Inc. and Shrisha Radhakrishna, dated June 16, 2021 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, as amended (File No. 33-256803).

10.6+	Amended and Restated Employment Agreement, by and between LegalZoom.com, Inc. and Noel B. Watson, dated June 16, 2021 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, as amended (File No. 33-256803) .

10.7+	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, as amended (File No. 33-256803).

10.8	Director Nomination Agreement, by and between LegalZoom.com, Inc. and certain of its stockholders dated June 18, 2021 (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1, as amended (File No. 33-256803).

10.9	Common Stock Purchase Agreement, by and between LegalZoom.com, Inc. and entities affiliated with TCV, dated June 18, 2021 (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1, as amended (File No. 33-256803)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350

101	The following financial statements from the Company’s Quarterly Report on Form
10-Q
for the quarter ended June 30, 2021 were formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statement of Stockholders’ Deficit, (v) Condensed Consolidated Statements of Cash Flows.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

+	Indicates a management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LegalZoom.com, Inc.

Date: August 12, 2021	By:	/s/ Dan Wernikoff
Dan Wernikoff
Chief Executive Officer

Date: August 12, 2021	By:	/s/ Noel Watson
Noel Watson
Chief Financial Officer
(Principal Financial and Accounting Officer)