Form 10-Q
period 2021-09-30
LEGALZOOM.COM, INC.
filed 2021-11-10
CIK 1286139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 001-35618

LegalZoom.com, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	95-4752856
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 North Brand Boulevard, 11th Floor Glendale, California	91203
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (323) 962-8600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	LZ	The Nasdaq Global Select Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes x No o
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	o	Accelerated filer	o

Non-accelerated filer	x	Smaller reporting company	o

Emerging growth company	x
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No x
As of October 31, 2021, the registrant had 197,048,778 shares of common stock, $0.001 par value per share, outstanding.

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
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in “Risk Factors” included in our final prospectus filed pursuant to Securities Act Rule 424(b)(4) on June 30, 2021, our Prospectus, and other discussed in this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

PART I. – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
LegalZoom.com, Inc.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par values)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$310,704	$114,470
Accounts receivable, net	11,595	8,555
Prepaid expenses and other current assets	16,338	10,536
Total current assets	338,637	133,561
Property and equipment, net	47,112	51,374
Goodwill	11,392	11,404
Intangible assets, net	438	815
Deferred income taxes	26,362	22,807
Restricted cash equivalent	—	25,000
Available-for-sale debt securities	1,123	1,050
Other assets	9,408	6,053
Total assets	$434,472	$252,064
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$43,196	$28,734
Accrued expenses and other current liabilities	42,958	41,028
Deferred revenue	152,314	127,142
Current portion of long-term debt	—	3,029
Total current liabilities	238,468	199,933
Long-term debt, net of current portion	—	512,362
Deferred revenue	1,697	2,937
Other liabilities	3,263	16,558
Total liabilities	243,428	731,790
Commitments and contingencies (Note 8)
Series A redeemable convertible preferred stock, $0.001 par value; 30,512 shares authorized at December 31, 2020; 23,081 shares issued and outstanding at December 31, 2020	—	70,906
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 100,000 shares authorized at September 30, 2021, none issued or outstanding at September 30, 2021	—	—
Common stock, $0.001 par value; 1,000,000 and 264,720 shares authorized; 197,048 and 125,037 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	197	126
Additional paid-in capital	919,712	102,417
Accumulated deficit	(727,241)	(639,348)
Accumulated other comprehensive loss	(1,624)	(13,827)
Total stockholders’ equity (deficit)	191,044	(550,632)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$434,472	$252,064
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$147,879	$131,595	$432,943	$348,397
Cost of revenue	47,267	43,841	141,086	114,712
Gross profit	100,612	87,754	291,857	233,685
Operating expenses:
Sales and marketing	72,572	46,833	209,364	130,487
Technology and development	26,865	10,911	65,790	31,619
General and administrative	28,192	10,424	75,202	35,697
Impairment of long-lived and other assets	493	—	872	555
Loss on sale of business	—	—	—	1,764
Total operating expenses	128,122	68,168	351,228	200,122
(Loss) income from operations	(27,510)	19,586	(59,371)	33,563
Interest expense, net	(9,957)	(8,658)	(27,923)	(26,785)
Other (expense) income, net	(368)	1,610	300	149
Loss on debt extinguishment	(7,748)	—	(7,748)	—
Impairment of available-for-sale debt securities of $4,912, net of $94 loss recognized in other comprehensive loss	—	—	—	(4,818)
(Loss) income before income taxes	(45,583)	12,538	(94,742)	2,109
(Benefit from) provision for from income taxes	(5,908)	3,126	(6,849)	1,634
Net (loss) income	$(39,675)	$9,412	$(87,893)	$475
Net (loss) income per share attributable to common stockholders – basic:	$(0.20)	$0.06	$(0.59)	$—
Net (loss) income per share attributable to common stockholders – diluted:	$(0.20)	$0.05	$(0.59)	$—
Weighted-average shares used to compute net (loss) income per share attributable to common stockholder – basic:	196,351	124,846	149,207	124,647
Weighted-average shares used to compute net (loss) income per share attributable to common stockholder – diluted:	196,351	127,238	149,207	127,339
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) income	$(39,675)	$9,412	$(87,893)	$475
Other comprehensive (loss) income, net of tax:
Change in foreign currency translation adjustments:	1,452	(1,060)	1,101	1,514
Change in available-for-sale debt securities:
Unrealized gain from available-for-sale debt securities	72	—	44	—
Loss from impairment	—	—	—	(94)
Total net changes in available-for-sale debt securities	72	—	44	(94)
Change in unrealized gain (loss) on cash flow hedges:
Unrealized (loss) gain on interest rate cap and swaps	(903)	(432)	1,448	(9,738)
Reclassification of prior hedge effectiveness and losses from interest rate cap and swaps to net (loss) income	—	882	2,315	1,791
Reclassification to net (loss) income upon discontinuance of interest rate swaps and prior hedge effectiveness	7,295	—	7,295	—
Total net changes in cash flow hedges	6,392	450	11,058	(7,947)
Total other comprehensive income (loss)	7,916	(610)	12,203	(6,527)
Total comprehensive (loss) income	$(31,759)	$8,802	$(75,690)	$(6,052)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Redeemable Convertible Preferred Stock
and Stockholders’ Equity (Deficit)
(In thousands)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	23,081	$70,906	125,037	$126	$102,417	$(639,348)	$(13,827)	$(550,632)
Issuance of common stock upon exercise of stock options	—	—	244	—	151	—	—	151
Issuance of common stock upon vesting of restricted stock awards	—	—	27	—	—	—	—	—
Shares surrendered for settlement of minimum statutory tax withholdings	—	—	(9)	—	(100)	—	—	(100)
Stock-based compensation	—	—	—	—	3,799	—	—	3,799
Net interest and repayment of full recourse notes receivables	—	—	—	—	44	—	—	44
Special dividends	—	—	—	—	(23)	—	—	(23)
Other comprehensive income	—	—	—	—	—	—	2,964	2,964
Net loss	—	—	—	—	—	(9,823)	—	(9,823)
Balance at March 31, 2021	23,081	70,906	125,299	126	106,288	(649,171)	(10,863)	(553,620)
Issuance of common stock upon exercise of stock options	—	—	213	—	136	—	—	136
Issuance of common stock upon vesting of restricted stock awards	—	—	32	—	—	—	—	—
Shares surrendered for settlement of minimum statutory tax withholdings	—	—	(6)	—	(109)	—	—	(109)
Stock-based compensation	—	—	—	—	44,810	—	—	44,810
Special dividends	—	—	—	—	(16)	—	—	(16)
Other comprehensive income	—	—	—	—	—	—	1,323	1,323
Net loss	—	—	—	—	—	(38,395)	—	(38,395)
Balance at June 30, 2021	23,081	70,906	125,538	126	151,109	(687,566)	(9,540)	(545,871)
Issuance of common stock upon exercise of stock options	—	—	82	—	93	—	—	93
Issuance of common stock upon vesting of restricted stock awards	—	—	112	—	—	—	—	—
Shares surrendered for settlement of minimum statutory tax withholdings	—	—	(49)	—	(1,669)	—	—	(1,669)
Stock-based compensation	—	—	—	—	38,150	—	—	38,150
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(23,081)	(70,906)	46,162	46	70,859	—	—	70,905
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions	—	—	21,989	22	581,811	—	—	581,833
Private placement of common stock, net of underwriting discounts and commissions	—	—	3,214	3	85,047	—	—	85,050
Deferred offering costs	—	—	—	—	(5,636)	—	—	(5,636)
Special dividends	—	—	—	—	(52)	—	—	(52)
Other comprehensive income	—	—	—	—	—	—	7,916	7,916
Net loss	—	—	—	—	—	(39,675)	—	(39,675)
Balance at September 30, 2021	—	$—	197,048	$197	$919,712	$(727,241)	$(1,624)	$191,044
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Redeemable Convertible Preferred Stock
and Stockholders’ Equity (Deficit) (continued)
(In thousands)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	23,081	$70,906	124,382	$125	$92,916	$(644,305)	$(5,727)	$(556,991)
Issuance of common stock upon exercise of stock options	—	—	410	—	158	—	—	158
Issuance of common stock upon vesting of restricted stock awards	—	—	136	—	—	—	—	—
Shares surrendered for settlement of minimum statutory tax withholdings	—	—	(197)	—	(2,124)	—	—	(2,124)
Stock-based compensation	—	—	—	—	4,102	—	—	4,102
Net interest and repayment of full recourse notes receivables	—	—	—	—	(6)	—	—	(6)
Special dividends	—	—	—	—	(73)	—	—	(73)
Other comprehensive loss	—	—	—	—	—	—	(4,892)	(4,892)
Net loss	—	—	—	—	—	(4,878)	—	(4,878)
Balance at March 31, 2020	23,081	70,906	124,731	125	94,973	(649,183)	(10,619)	(564,704)
Issuance of common stock upon exercise of stock options	—	—	218	1	112	—	—	113
Issuance of common stock upon vesting of restricted stock awards	—	—	32	—	—	—	—	—
Shares surrendered for settlement of minimum statutory tax withholdings	—	—	(90)	—	(865)	—	—	(865)
Stock-based compensation	—	—	—	—	3,099	—	—	3,099
Special dividends	—	—	—	—	(58)	—	—	(58)
Notes receivable from shareholder	—	—	—	—	(1)	—	—	(1)
Other comprehensive loss	—	—	—	—	—	—	(1,025)	(1,025)
Net loss	—	—	—	—	—	(4,059)	—	(4,059)
Balance at June 30, 2020	23,081	70,906	124,891	126	97,260	(653,242)	(11,644)	(567,500)
Issuance of common stock upon exercise of stock options	—	—	140	—	57	—	—	57
Issuance of common stock upon vesting of restricted stock awards	—	—	54	—	—	—	—	—
Shares surrendered for settlement of minimum statutory tax withholdings	—	—	(69)	—	(683)	—	—	(683)
Stock-based compensation	—	—	—	—	2,724	—	—	2,724
Special dividends	—	—	—	—	(45)	—	—	(45)
Notes receivable from shareholder	—	—	—	—	(1)	—	—	(1)
Other comprehensive loss	—	—	—	—	—	—	(610)	(610)
Net income	—	—	—	—	—	9,412	—	9,412
Balance at September 30, 2020	23,081	$70,906	125,016	$126	$99,312	$(643,830)	$(12,254)	$(556,646)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net (loss) income	$(87,893)	$475
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	11,604	14,162
Amortization of debt issuance costs	1,335	1,943
Amortization of prior hedge effectiveness	3,095	2,226
Stock-based compensation	86,725	9,890
Impairment of long-lived assets	872	555
Impairment of available-for-sale debt securities	—	4,818
Loss on debt extinguishment	7,955	—
Discontinuance of interest rate swaps and write-off of prior hedge effectiveness	8,688	—
Loss on sale of business	—	1,764
Deferred income taxes	(7,218)	(141)
Change in fair value of financial guarantee	(150)	(1,100)
Change in fair value of derivative instruments	392	169
Change in fair value of other equity security	(1,031)	—
Unrealized foreign exchange loss	1,002	1,039
Other	4	11
Changes in operating assets and liabilities, net of effects of disposal of business:
Accounts receivable	(3,040)	(2,997)
Prepaid expenses and other current assets	(5,562)	374
Other assets	(2,283)	1,102
Accounts payable	14,635	11,354
Accrued expenses and other liabilities	7,416	4,431
Income tax payable	(368)	17
Deferred revenue	23,978	31,977
Net cash provided by operating activities	60,156	82,069
Cash flows from investing activities
Purchase of property and equipment	(8,500)	(7,819)
Payment upon extinguishment of interest rate swaps	(3,283)	—
Sale of business, net of cash sold	—	(1,194)
Net cash used in investing activities	(11,783)	(9,013)
Cash flows from financing activities
Repayment of capital lease obligations	(24)	(24)
Payment of debt issuance costs	(767)	—
Repayment of 2018 Term Loan	(524,300)	(4,012)
Proceeds from 2018 Revolving Facility	—	40,000
Repayment of 2018 Revolving Facility	—	(40,000)
Repayment of hybrid debt	(1,332)	(757)
Payment upon extinguishment of hybrid debt	(9,774)	—
Payment of contingent consideration	(1,049)	—
Payment of special dividends	(115)	(239)
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts and commissions	581,833	—
Proceeds from private placement, net of underwriting discounts and commissions	85,050	—
Payment of stock issuance costs	(5,634)	—
Repurchases of common stock for tax withholding obligations	(1,462)	(3,459)
Proceeds from exercise of stock options, net of cash paid for employee tax withholding	412	113
Net cash provided by (used in) financing activities	122,838	(8,378)
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalent	23	(89)
Net increase in cash, cash equivalents and restricted cash equivalent	171,234	64,589
Cash, cash equivalents and restricted cash equivalent, at beginning of the period	139,470	74,180
Cash, cash equivalents and restricted cash equivalent, at end of the period	$310,704	$138,769
Reconciliation of cash, cash equivalents, and restricted cash equivalent reported in the consolidated balance sheets
Cash and cash equivalents	$310,704	$113,769
Restricted cash equivalent	—	25,000
Total cash, cash equivalents, and restricted cash equivalent shown in the condensed consolidated statements of cash flows	$310,704	$138,769
Non-cash investing and financing activities
Conversion of Series A redeemable convertible preferred stock into common stock in connection with initial public offering	$70,906	$—
Purchase of property and equipment included in accounts payable and accrued expenses and other current liabilities	486	1,282
Change in fair value of hedged interest rate swaps and interest rate cap	(5,817)	49
Transfer of interest rate swaps derivative liability to hybrid debt	—	12,345
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. Description of Business
LegalZoom.com, Inc., was initially formed as a California corporation in 1999 and reincorporated as a Delaware corporation in 2007. LegalZoom.com, Inc., and its wholly owned subsidiaries, referred to herein as “we,” “us,” or “our” has its executive headquarters in Glendale, California, its operational headquarters in Austin, Texas and additional locations in Frisco, Texas and London in the United Kingdom, or U.K. We are a provider of services that meet the legal needs of small businesses and consumers. We offer a broad portfolio of legal services through our online legal platform that customers can tailor to their specific needs. In the United States, or U.S., we also offer several subscription services, including legal plans through which businesses and consumers can be connected to an experienced attorney licensed in their jurisdiction, registered agent services, tax and compliance services and unlimited access to our forms library.

Initial Public Offering
The registration statement related to our initial public offering, or IPO, was declared effective on June 29, 2021, and our common stock began trading on the Nasdaq Global Select Market on June 30, 2021. On July 2, 2021, we completed our IPO for the sale of 19,121,000 shares of our common stock, $0.001 par value per share at an offering price of $28.00 per share, for proceeds of $505.9 million, net of underwriting discounts and commissions. In addition, we sold 2,868,150 shares of our common stock for net proceeds of $75.9 million pursuant to the full exercise of the underwriter’s option to purchase additional shares in connection with the IPO. In addition, on July 2, 2021, we sold 3,214,285 shares of our common stock in a private placement with an existing related party stockholder for proceeds of $85.0 million, net of underwriting discounts and commissions. We raised aggregate proceeds of $666.9 million from our IPO and private placement after deducting underwriting discounts and commissions. We incurred stock issuance costs of $5.6 million. Proceeds raised from our IPO were used to repay the full outstanding balance of $521.6 million on our 2018 Term Loan.
Upon the completion of our IPO, 23,081,080 outstanding shares of redeemable convertible preferred stock with a carrying value of $70.9 million converted into an aggregate of 46,162,160 shares of common stock. Following the completion of the IPO, we have one class of authorized and outstanding common stock. Immediately upon the completion of our IPO, we filed an Amended and Restated Certificate of Incorporation, which authorized a total of 1,000,000,000 shares of common stock, $0.001 par value per share and 100,000,000 shares of preferred stock, par value $0.001 per share.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S., or GAAP, for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2020 and the related notes thereto, which are included in our Prospectus. The December 31, 2020 condensed consolidated balance sheet was derived from our audited consolidated financial statements as of that date. Our unaudited condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the unaudited condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. There have been no significant changes in accounting policies during the three and nine months ended September 30, 2021 from those disclosed in the annual consolidated financial statements for the year ended December 31, 2020 and the related notes.
The operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results expected for the full year ending December 31, 2021.
Segment Reporting and Geographic Information
Our Chief Executive Officer, as the chief operating decision maker, organizes our company, manages resource allocations, and measures performance on the basis of one operating segment.
Revenue outside of the U.S., based on the location of the customer, represented 0.8% and 0.9% of our consolidated revenue for the three months ended September 30, 2021 and 2020, respectively, and 0.9% and 1.6% of our consolidated revenue for the nine months ended September 30, 2021 and 2020, respectively. Our property and equipment located outside of the U.S. was approximately 1% of our total property and equipment as of September 30, 2021 and December 31, 2020.
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
The extent to which COVID-19 impacts our business and financial results will depend on numerous continuously evolving factors including, but not limited to, the magnitude and duration of COVID-19, including: resurgences; the impact on our employees; the extent to which it will impact worldwide macroeconomic conditions, including interest rates, employment rates, and health insurance coverage; the speed and degree of the anticipated recovery, as well as variability in such recovery across different geographies, industries, and markets; and governmental and business reactions to the pandemic. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of COVID-19 as of September 30, 2021 and through the date of issuance of these unaudited condensed consolidated financial statements. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts, sales allowances, and the carrying value of goodwill and other long-lived assets. While there was not a material impact on our unaudited condensed consolidated financial statements at and for the three and nine months ended September 30, 2021, our future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to our unaudited condensed consolidated financial statements in future reporting periods.
Certain Risks and Concentrations
We maintain accounts in U.S. and U.K. banks with funds insured by the Federal Deposit Insurance Corporation, or FDIC, and the Financial Services Compensation Scheme, or FSCS, respectively. Our bank accounts may, at times, exceed the FDIC and FSCS insured limits. Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents. Management believes that we are not exposed to any significant credit risk related to our cash or cash equivalents and have not experienced any losses in such accounts.
No single customer comprised 10% or more of our total revenue for the three and nine months ended September 30, 2021 and 2020. No single customer had an account receivable balance of 10% or greater of the total accounts receivable balance as of September 30, 2021. At December 31, 2020 there was one customer who accounted for 20% of our accounts receivable balance.
Foreign Currency
British Pound Sterling, or GBP, is the functional currency for our foreign subsidiaries. The financial statements of these foreign subsidiaries are translated to U.S. Dollars using period-end rates of exchange for assets and liabilities, historical rates of exchange for equity, and average rates of exchange for the period for revenue and expenses. Translation gains and losses are recorded in the accumulated other comprehensive loss as a component of our unaudited condensed consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit). We recognized foreign currency transaction losses of $1.4 million and gains of $1.4 million during the three months ended September 30, 2021 and 2020, respectively, and losses of $1.0 million and $1.0 million during the nine months ended September 30, 2021 and 2020, respectively.

Revenue Recognition
For the three and nine months ended September 30, 2021 and 2020, revenue was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Transaction	$66,873	$63,850	$201,621	$159,865
Subscription	73,317	59,348	208,194	167,415
Partner	7,689	8,397	23,128	21,117
Total revenue	$147,879	$131,595	$432,943	$348,397

Deferred Offering Costs
Deferred offering costs of $5.6 million have been recorded in additional paid-in capital against the proceeds received from our IPO during the three months ended September 30, 2021 and consist of costs incurred in connection with the sale of our common stock in our IPO and private placement, including certain legal, accounting, printing and other IPO related costs. There were no deferred offering costs as of December 31, 2020.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, or ASU 2019-12. This Update removes certain exceptions for performing intra-period tax allocations, recognizing deferred taxes for investments, and calculating income taxes in interim periods. The guidance also simplifies the accounting for franchise taxes, transactions that result in a step-up in the tax basis of goodwill, and the effect of enacted changes in tax laws or rates in interim periods. We early adopted ASU 2019-12 in the first quarter of 2021 and the adoption did not have a material impact to our unaudited condensed consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), the first accounting standard update in connection with Topic 842, Leases, or Topic 842. The guidance requires lessees to recognize most leases as right of use assets and lease liabilities on the balance sheet and also requires additional qualitative and quantitative disclosures to enable users to understand the amount, timing and uncertainty of cash flows arising from leases. The original guidance required application on a modified retrospective basis to the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which includes an option to not restate comparative periods in transition, however, to elect to use the effective date of ASU 2016-02, as the date of initial application of transition. In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842): Codification Improvements, which made further targeted improvements including clarification regarding the determination of fair value of lease assets and liabilities and statement of cash flows and presentation guidance. In June 2020, FASB issued ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, which extended the effective date of this guidance for non-public entities to fiscal years beginning after December 15, 2021. Topic 842 is effective for our annual reporting period beginning on January 1, 2022. We are currently evaluating the impact of the adoption of Topic 842 on our consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit losses: Measurement of Credit Losses on Financial Instruments (Topic 326), or Topic 326, which revises the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses on financial instruments, including, but not limited to, available-for-sale debt securities and accounts receivable. Topic 326 is effective for our annual reporting period beginning on January 1, 2023. We are currently evaluating the impact of the adoption of Topic 326 on our consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) — Facilitation of the Effects of Reference Rate Reform on Financial Reporting, or Topic 848, that provides optional relief to applying reference rate reform to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate, or LIBOR, which will be discontinued by the end of 2021. Also, in January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848) — Scope, to clarify that cash flow hedges are eligible for certain optional expedients and exceptions for the application of subsequent assessment methods to assume perfect effectiveness as previously presented in ASU 2020-04. Topic 848 is effective immediately and may be applied through December 31, 2022. We are currently evaluating the impact of the adoption of Topic 848 on our consolidated financial statements.
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. This standard eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. For public business entities, it is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years using the fully retrospective or modified retrospective method. Early adoption is permitted but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently evaluating the impact of the adoption on our consolidated financial statements.
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This standard addresses diversity in practice and inconsistency related to recognition of an acquired contract liability, and payment terms and their effect on subsequent revenue recognized by the acquirer. For public business entities, it is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Entities should apply the provisions of the new standard prospectively to business combinations occurring on or after the effective date of the standard. Early adoption is permitted, including adoption in an interim period. We have not adopted the provisions of the new standard and will assess its impact on our consolidated financial statements upon adoption.
Note 3. Other Financial Statement Information
Accounts Receivable
Changes in the allowance consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$5,114	$2,447	$5,256	$2,461
Add: amounts recognized as a reduction of revenue	1,884	1,487	4,911	4,300
Add: bad debt expense recognized in general and administrative expense	146	348	177	1,028
Less: write-offs, net of recoveries	(2,415)	(720)	(5,615)	(4,227)
Ending balance	$4,729	$3,562	$4,729	$3,562
The allowance recognized as a reduction of revenue primarily relates to our installment plan receivables for which we expect we will not be entitled to a portion of the transaction price based on our historical experience with similar transactions. The allowance recognized against general and administrative expense represents an allowance relating to receivables that are no longer considered collectible.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Prepaid expenses	$11,221	$7,177
Deferred cost of revenue	2,369	1,967
Other current assets	2,748	1,392
Total prepaid expenses and other current assets	$16,338	$10,536

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued payroll and related expenses	$17,740	$16,135
Accrued vendor payables	16,010	10,854
Derivative liabilities and hybrid debt	—	5,131
Sales allowances	4,952	4,856
Accrued sales, use and business taxes	1,711	1,789
Other	2,545	2,263
Total accrued expenses and other current liabilities	$42,958	$41,028
Depreciation and Amortization
Depreciation and amortization expense of our property and equipment, including capitalized internal-use software, and intangible assets consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$1,403	$1,904	$4,479	$5,796
Sales and marketing	1,401	1,377	4,199	4,988
Technology and development	538	656	1,709	1,973
General and administrative	433	478	1,217	1,405
Total depreciation and amortization expense	$3,775	$4,415	$11,604	$14,162
Deferred Revenue
Deferred revenue as of September 30, 2021 and December 31, 2020 was $154.0 million and $130.1 million, respectively. We recognized $79.4 million and $64.8 million of revenue during the three months ended September 30, 2021 and 2020, respectively, which were included in the deferred revenue balances as of June 30, 2021 and 2020, respectively, and $121.9 million and $98.5 million during the nine months ended September 30, 2021 and 2020, respectively, which were included in the deferred revenue balances as of December 31, 2020 and 2019, respectively. We expect to recognize substantially all of the remaining deferred revenue as of December 31, 2020 as revenue in 2021. Accordingly, we expect substantially all of the deferred revenue at September 30, 2021 will be recognized as revenue within the next twelve months.
We have omitted disclosure about the transaction price allocated to remaining performance obligations and when revenue will be recognized as revenue as our contracts with customers that have a duration of more than one year are immaterial.
Note 4. Disposition of Business
Beaumont ABS Limited
In April 2020, we sold our conveyancing business in the U.K., Beaumont ABS Limited, to a third-party buyer and paid $1.2 million in working capital to the buyers. Our loss on sale of this business was $1.8 million for the nine months ended September 30, 2020.
Note 5. Investments
Impairment of Available-for-sale Debt Securities
In June 2020, we fully impaired our available-for-sale investment in firma.de Firmenbaukasten AG and we incurred a loss of $4.8 million because the present value of cash flows expected to be collected was less than the amortized cost basis of the investment. Therefore, we recognized an other-than-temporary impairment of EUR €4.3 million ($4.8 million) in our condensed consolidated statements of operations for the nine months ended September 30, 2020.
Note 6. Long-term Debt
In November 2018, we entered into an amended first lien credit and guaranty agreement, or the 2018 Credit Facility, which consisted of a first lien term loan facility, or 2018 Term Loan, with a principal amount of $535.0 million and a 2018 Revolving Facility of $40.0 million, or the 2018 Revolving Facility. In July 2021, upon the completion of our IPO, we repaid the then outstanding principal of $521.6 million of our 2018 Term Loan in full. We incurred a loss on debt extinguishment of $7.7 million related to unamortized debt issuance costs. On July 2, 2021, we entered into an amended and restated credit and guaranty agreement, or 2021 Revolving Facility, providing for revolving borrowings of up to $150.0 million with an availability period of five years. Under the 2021 Revolving Facility, we can use up to $20.0 million in letters of credit as well as borrowings on same-day notice, referred to as swingline loans, in an amount of up to $10.0 million. Additional debt issuance costs of $0.8 million were allocated to the 2021 Revolving Facility.
The interest rate applicable to the 2021 Revolving Facility is, at our option, at a rate equal to the greatest of (i) the administrative agent’s prime rate (ii) the federal funds effective rate plus 1/2 of 1.0% or (iii) one month LIBOR (subject to a 1.00% floor), plus 1.00% or LIBOR (subject to a 0.00% floor) plus 2.00%. The interest rate margins under the 2021 Revolving Facility are subject to one reduction of 0.25% and a further reduction of 0.25% upon achieving total net first lien leverage ratios of 3.50 to 1.00 and 2.50 to 1.00, respectively. We are required to pay a commitment fee in respect of unutilized commitments under the 2021 Revolving Facility. The commitment fee is, initially, 0.35% per annum. The commitment fee is subject to one reduction of 0.10% if the total net first lien leverage ratio does not exceed 3.50 to 1.00. We are also required to pay customary letter of credit fees and agency fees. We have the option to voluntarily repay outstanding loans under the 2021 Revolving Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. There is no scheduled amortization under the 2021 Revolving Facility. Any principal amount outstanding is due and payable in full at maturity, five years from the closing date of the 2021 Revolving Facility. Obligations under the 2021 Revolving Facility are guaranteed by our existing and future direct and indirect material wholly-owned domestic subsidiaries, subject to certain exceptions.
In March 2020, in response to the World Health Organization’s declaration of COVID-19, we drew down the full $40.0 million available from our 2018 Revolving Facility. The 2018 Revolving Facility was paid in full in May 2020.
We determined that the fair value of our long-term debt approximated its carrying value as of December 31, 2020. We estimated the fair value of our long-term debt using Level 2 inputs based on recent observable trades of our 2018 Term Loan. The effective interest rate of the 2018 Term Loan was 5.1% for December 31, 2020.
At September 30, 2021, we had no amounts outstanding under our 2021 Revolving Facility or any outstanding letters of credit and at December 31, 2020, we had no amounts outstanding under our 2018 Revolving Facility or any outstanding letters of credit. We were in compliance with all financial covenants as of September 30, 2021 and December 31, 2020 under the respective credit facilities.
Note 7. Derivatives

Interest Rate Swaps
At June 30, 2021, we held interest rate swap contracts with an aggregate notional amount of $394.2 million, which were designated as cash flow hedges. In July 2021, upon the full repayment of our 2018 Term Loan, our interest rate swaps were discontinued as cash flow hedges and were subsequently extinguished. We paid $13.6 million to extinguish our interest rate swaps and hybrid debt. Upon discontinuance of the interest rate swaps as cash flow hedges, the unrealized losses of $9.2 million, for the intervening period were recognized in interest expense, net.
Financial Guarantee
In June 2021, our financial guarantee of the personal loan of a former executive officer was waived and we recognized a gain of $0.1 million from the cancellation of our financial guarantee derivative in other income (expense), net in the accompanying condensed consolidated statements of operations. The associated restricted cash equivalent of $25.0 million became unrestricted and was reclassified to cash and cash equivalents.

Derivative financial instruments and hybrid debt consisted of the following (in thousands):

December 31, 2020
Interest rate swap derivative liability, current portion	$2,177

Interest rate swaps	3,640
Financial guarantee	150
Total derivative liability, net of current portion	$3,790

Hybrid debt, current portion	$2,954
Hybrid debt, net of current portion	$8,152
There were no interest rate swaps as of September 30, 2021.
The impact from losses from our interest rate cap, interest rate swaps, and hybrid debt on our condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Settlement of interest rate swaps	$—	$256	$1,052	$698
Amortization of prior hedge effectiveness	19	1,230	3,095	2,226
Fair value adjustment of interest rate swap	364	—	364	—
Amortization of interest rate cap premium	—	44	28	159
Interest expense on hybrid debt	—	208	368	430
Discontinuance of interest rate swaps and prior hedge effectiveness	9,240	—	9,240	—
Total recorded in interest expense, net	$9,623	$1,738	$14,147	$3,513
Note 8. Commitments and Contingencies
Operating Leases
We conduct operations from certain leased facilities in various locations. At September 30, 2021, we had various non-cancelable operating leases for office space and equipment, which expire between December 2021 and December 2023. Future minimum payments under operating leases at September 30, 2021 are as follows (in thousands):

Operating Leases
2021 (remaining three months)	$869
2022	2,313
2023	$377
Total minimum lease payments	$3,559
Advertising, Media and Other Commitments
We use a variety of media to advertise our services, including search engine marketing, television and radio. At September 30, 2021, we had non-cancelable minimum advertising and media commitments for future advertising spots of $30.3 million, substantially all of which will be paid over a three-year period. We also have non-cancelable agreements with various vendors, which require us to pay $30.2 million over a five-year period, of which $25.9 million remains to be paid as of September 30, 2021.

Legal Proceedings
We received a demand letter dated April 20, 2020 from service partner Dun & Bradstreet alleging that Dun & Bradstreet had overpaid us for services. The letter alleges these overpayments occurred between 2015 and 2019, amounted to $5.6 million, and were caused by overreporting by us. The parties have continued to negotiate, and no claim has been filed. We deny and will continue to deny all of the allegations and claims asserted by Dun & Bradstreet, including, but not limited to, any allegation that Dun & Bradstreet has suffered any harm or damages. We believe we have meritorious defenses to the claims and will vigorously defend any action. We are unable to predict the ultimate outcome of this matter. We have not recorded any loss or accrual in the accompanying unaudited condensed consolidated financial statements at September 30, 2021 for this matter as a loss is not probable and reasonably estimable. There is at least a reasonable possibility that a loss may have been incurred for this contingency, however, we cannot make an estimate of the possible loss or range of loss.
We initiated arbitration on October 28, 2020 against one of our vendors. The demand for arbitration alleges breach of contract and breach of covenant of good faith and fair dealing, and seeks declaratory relief and at least $5.6 million in damages. On December 7, 2020, the vendor filed a counterdemand alleging breach of contract and breach of the covenant of good faith and fair dealing, seeking declaratory relief and at least $6.1 million in damages. We replied to the counterdemand on January 19, 2021. The parties reached the terms of a global settlement on August 21, 2021. This settlement was not material to our business, results of operations, cash flows and financial condition.
We were served on February 9, 2021 with a class action complaint, filed in Los Angeles Superior Court and removed to federal court on March 11, 2021, from a Florida resident who claims to have visited the www.legalzoom.com website. The plaintiff alleges that the website’s use of session replay software was an unlawful interception of electronic communications under the Florida Security Communications Act. The plaintiff sought damages on behalf of the purported class as well as injunctive and declaratory relief. On May 7, 2021, the plaintiff filed a notice of dismissal without prejudice. We are unable to predict the ultimate outcome of this matter. We have not recorded any loss or accrual in the accompanying unaudited condensed consolidated financial statements at September 30, 2021 for this matter as a loss is not probable and reasonably estimable. There is at least a reasonable possibility that a loss may have been incurred for this contingency, however, we cannot make an estimate of the possible loss or range of loss.
In July 2021, LegalInc Corporate Services Inc., or LegalInc, LegalZoom’s wholly owned subsidiary, received a citation from a Secretary of State regarding LegalInc’s registered agent services in the State. LegalInc has requested a hearing to review the matter. We are unable to predict the ultimate outcome of this matter. We have not recorded any loss or accrual in the accompanying unaudited condensed consolidated financial statements at September 30, 2021 for this matter as a loss is not probable and reasonably estimable. There is at least a reasonable possibility that a loss may be incurred for this contingency, however, we cannot make an estimate of the possible loss or range of loss. If this matter is not resolved in our favor, the losses arising from the result of a final ruling, hearing or settlements may have a material adverse effect on our business, results of operations, cash flows and financial condition.
We are involved in inactive state administrative inquiries relating to the unauthorized practice of law or insurance. Because these are inquiries and no claims have been alleged or asserted against us, we cannot predict the outcome of these inquiries or whether these matters will result in litigation or any outcome of potential litigation.
From time to time, we may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. Other than described above, we are not currently a party to any material legal proceedings, nor are we aware of any pending or threatened litigation that could have a material adverse effect on our results of operations, cash flows, and financial condition, should such litigation be resolved unfavorably.
Indemnifications
Indemnification provisions in our third-party service provider agreements provide that we will indemnify, hold harmless, and reimburse the indemnified parties on a case-by-case basis for losses suffered or incurred by the indemnified parties in connection with any claim by any third-party as a result of our website, advertising, marketing, payment processing, collection or customer service activities. The maximum potential amount of future payments we could be required to make under these indemnification provisions is indeterminable.

Note 9. Stock-based Compensation
Stock-based Compensation Cost
We recorded stock-based compensation cost in the following categories in the accompanying condensed consolidated statements of operations and balance sheets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$764	$48	$1,585	$131
Sales and marketing	6,356	163	11,706	950
Technology and development	14,446	600	32,591	2,153
General and administrative	16,499	2,118	41,079	7,383
Total stock-based compensation expense	38,065	2,929	86,961	10,617
Amount capitalized to internal-use software	9	12	35	35
Total stock-based compensation	$38,074	$2,941	$86,996	$10,652
Stock Options
Stock option activity for the nine months ended September 30, 2021 is as follows (in thousands, except weighted-average exercise price and remaining contractual life):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	15,235	$8.78	8.7	15,873
Granted	971	28.00
Exercised	(539)	0.71
Cancelled/forfeited	(95)	4.40
Outstanding at September 30, 2021	15,572	$10.28	8.2	$252,542
Vested and expected to vest at September 30, 2021	15,544	$10.29	8.2	$251,962
Exercisable at September 30, 2021	6,501	$8.31	7.6	$117,605
At September 30, 2021, total unrecognized stock-based compensation expense is $71.4 million, which is expected to be recognized over a weighted-average period of 2.7 years.
The weighted-average assumptions used to calculate the grant-date fair value of our stock option grants using the Black-Scholes Option Pricing Model were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected life (years)	—	5.3	5.4	5.2
Risk-free interest rate	—%	0.3%	1.0%	1.3%
Expected volatility	—%	47%	46%	44%
Expected dividend yield	—%	—%	—%	—%
In June 2021, we granted 970,970 options to our executive officers that were contingent on the effectiveness of the registration statement of our IPO, which occurred on June 29, 2021, or IPO Options. Because the number of options and exercise price of the IPO Options were based on the IPO price to the public, the grant date for accounting purposes was not established until the effective date of our IPO. As the IPO was a performance condition, no stock-

based compensation expense was recognized until our IPO registration statement was declared effective. The related stock-based compensation expense for the three months ended September 30, 2021 was $1.5 million and stock-based compensation of $9.7 million will be recognized over a weighted-average requisite service period of approximately 3.9 years.
There were no awards granted for the three months ended September 30, 2021.
Restricted Stock Units
Restricted stock unit, or RSU, activity for the nine months ended September 30, 2021 is as follows (in thousands, except weighted-average grant-date fair value):

	Number of Shares	Weighted- Average Grant- Date Fair Value
Unvested at December 31, 2020	2,499	$9.53
Granted	1,978	18.87
Cancelled/forfeited	(201)	11.29
Vested	(662)	19.34
Unvested at September 30, 2021	3,614	$20.60
The fair value of vested RSUs for the nine months ended September 30, 2021 and 2020 was $20.0 million and $3.1 million, respectively. Our RSUs consist of time-based RSUs and various performance RSUs. For the three and nine months ended September 30, 2021, total stock-based compensation expense related to RSUs was $15.5 million and $27.7 million, respectively. For the three and nine months ended September 30, 2020, total stock-based compensation expense related to RSUs was $0.8 million and $3.2 million, respectively. At September 30, 2021, total remaining stock-based compensation expense for unvested RSU awards was $60.3 million, which is expected to be recognized over a weighted-average period of 3.2 years.
In June 2021, we granted 388,389 RSUs with a value of $10.8 million to our executive officers that were contingent on the effectiveness of the registration statement of our IPO, or IPO RSUs. As the IPO was a performance condition, no stock-based compensation expense was recognized until our IPO registration statement was declared effective. Stock-based compensation expense for the three months ended September 30, 2021 was $1.4 million and stock-based compensation of $9.2 million will be recognized over a weighted-average requisite service period of approximately 3.9 years.
Upon the effectiveness of our IPO and through September 30,2021, there were 476,646 RSUs that vested. Such shares of common stock will not be settled until after the lock-up period relating to our IPO ends in the fourth quarter of 2021.
During the nine months ended September 30, 2021, we granted 1,338,028 liquidity event RSUs, or LERSUs, to various employees, which only vest upon the achievement of up to four-years of service and upon the consummation of a change in control, or CIC event, which included an IPO. Employees will be eligible to retain any vested awards up to a period of 6.5 years from their respective grant dates. If the recipient employee terminates for any reason other than for cause, the employee shall retain any service-vested LERSUs until 6.5 years from the date of grant or the earlier settlement of the service-vested LERSUs upon the consummation of a CIC event. For the LERSUs, recognition of expense does not occur until the consummation of a CIC event and expense is recognized thereafter for any remaining service period, as such events are not considered probable of occurring prior to the CIC event for stock-based compensation purposes.
Upon the effective date of our IPO registration statement on June 29, 2021, we commenced recognition of stock-based compensation for all LERSUs as the CIC performance event and service conditions for vested RSUs were satisfied. Stock-based compensation expense for these LERSUs of $12.1 million and $22.8 million was recognized on a graded vesting basis during the three and nine months ended September 30, 2021, respectively, for the portion of service completed by the employee from the grant date through September 30, 2021.
In March 2021, we granted 30,434 RSUs to various employees where the RSUs will vest depending upon the appreciation of the fair value of our common stock compared to the grant-date fair value of our common stock and upon the consummation of a CIC event, which included an IPO, merger, acquisition, or sale of more than 50% of our assets, or performance RSUs. The performance RSUs vest on a linear basis, starting at 0% with a fair value of our common stock equal to $19.64 per share and ending at 100% upon reaching a fair value of our common stock of $29.46 per share. The performance options were subsequently modified in June 2021, prior to the effective date of our IPO registration statement, as discussed below.

Stock-option and RSU activity described above, including total stock-based compensation expense recognized and total remaining stock-based compensation expense, is inclusive of awards modified during the period as discussed below.
Modification of Stock-Based Compensation Awards
In June 2021, we modified the vesting conditions of certain stock options and RSUs as described below.
We modified the vesting conditions of 4,477,218 outstanding performance options of certain executive officers and employees so that the performance options do not fully vest immediately upon an IPO. Instead, subject to and contingent upon the effective date of an IPO, the modified performance options for executive officers will vest monthly over a four-year period from their original vesting commencement dates and the modified performance options of certain employees will vest 25% on the first anniversary from the vesting commencement date, and then vest monthly over the remaining service period, subject to continued employment through the applicable vesting dates. As the modified awards contain a performance condition that is satisfied upon an IPO, we remeasured the fair value of the performance options on the date of modification. This new fair value of $76.6 million will be recognized as stock-based compensation expense using the graded vesting method, with an immediate stock-based compensation expense recognized on the effective date of our IPO registration statement for the modified performance options for which the service vesting condition was satisfied on or prior to the effective date of the IPO registration statement, and all remaining compensation expense will be recognized thereafter over the remaining service period. We recognized stock-based compensation expense of $23.3 million from the effective date of our IPO registration statement through June 30, 2021. We recognized stock-based compensation of $14.6 million and $37.9 million for the three and nine months ended September 30, 2021, respectively. The remaining compensation of $38.7 million will be recognized over a remaining weighted-average service period of 2.7 years.
We modified the vesting conditions of 3,627,936 outstanding 2019 performance options of an executive officer so that in the event of an IPO the modified 2019 performance options will vest monthly over a four-year period from the original vesting commencement date in 2019, subject to continued employment of the executive officer, rather than vesting upon the fourth anniversary of the original date of grant based on achieving certain stock price thresholds. Incremental stock-based compensation expense as a result of this modification was $11.4 million. Upon our IPO, we recognized stock-based compensation expense for the modified 2019 performance options for which the service vesting condition was satisfied on or prior to the effective date of the IPO registration statement, and all remaining compensation will be recognized thereafter over the remaining service period using the graded vesting method. We recognized stock-based compensation expense of $6.6 million from the effective date of our IPO registration statement through June 30, 2021. We recognized stock-based compensation of $4.1 million and $10.6 million for the three and nine months ended September 30, 2021, respectively. The remaining compensation expense of $8.5 million will be recognized over a remaining weighted-average service period of 2.0 years.
We modified the vesting conditions of 111,902 outstanding performance RSUs of certain employees so that the modified performance RSUs do not vest immediately upon an IPO. Instead, subject to and contingent upon the effective date of an IPO registration statement, the modified performance RSUs vest 25% on the first anniversary from their respective vesting commencement dates, then monthly over the remaining service period, subject to the continued employment through the applicable vesting dates. As the modified RSUs contain a performance condition that is satisfied upon an IPO, we remeasured the fair value of the performance RSUs on the date of modification. This new fair value of approximately $2.9 million will be recognized as stock-based compensation expense using the graded vesting method, with an immediate stock-based compensation expense recognized on the effective date of our IPO registration statement for the performance RSUs for which the service vesting condition was satisfied on or prior to the effective date of the IPO registration statement, and all remaining compensation will be recognized thereafter over the remaining service period. We recognized stock-based compensation expense of $0.2 million from the effective date of our IPO registration statement through June 30, 2021. We recognized stock-based compensation of $0.6 million and $0.9 million for the three and nine months ended September 30, 2021, respectively. The remaining compensation expense of $2.1 million will be recognized over a remaining weighted-average service period of 3.1 years.
We modified the vesting conditions of 1,725,942 outstanding LERSUs and 1,706,888 outstanding time-based options of certain executive officers to amend the severance vesting acceleration benefit applicable for the LERSUs and to remove the CIC event vesting acceleration benefit for the time-based options. There was no incremental stock-based compensation associated with the modification of the time-based options. We remeasured the fair value of the LERSUs on the date of modification and this new fair value of approximately $43.3 million will be recognized using the graded vesting method, with an immediate stock-based compensation expense recognized on the effective date of our IPO registration statement for the modified LERSUs that have satisfied the service-vesting condition on or prior to the effective date of our IPO registration statement, and all remaining compensation will be recognized thereafter over the remaining service period. We recognized stock-based compensation expense of $7.4 million from the effective date of our IPO registration statement through June 30, 2021. We recognized stock-based compensation of $9.9 million and $17.3 million for the three and nine months ended September 30, 2021, respectively. The remaining compensation expense of $26.0 million will be recognized over a remaining weighted-average service period of 3.0 years.

We modified 63,235 vested options to extend the exercise period for terminated employees who are not able to exercise their options during the IPO lock-up period. We recognized $0.9 million in incremental stock-based compensation in June 2021 related to this modification, and we recognized stock-based compensation of $0.5 million and $1.4 million for the three and nine months ended September 30, 2021, respectively. In October 2021 we modified 51,404 vested options to extend the exercise period for terminated employees who are not able to exercise their options during the IPO lock-up period. We will recognize $1.3 million in incremental stock-based compensation in October 2021.
The fair value of the modified 2020 performance options, 2019 performance option, performance RSUs and LERSUs were remeasured using the fair value of our common stock, as approved by the Pricing Committee of our board of directors, which was $25.50 per share, the midpoint of the price range set forth on the cover page of the preliminary prospectus filed with the SEC on June 21, 2021 as part of our registration statement on Form S-1/A (File no. 333-256803).
2021 Equity Incentive Plan
In June 2021, our board of directors adopted our 2021 Equity Incentive Plan, or our 2021 Plan. All equity-based awards going forward will be granted under the 2021 Plan. An aggregate of 18,946,871 shares of our common stock are reserved for issuance under our 2021 Plan, as well as any future automatic annual increases in the number of shares of common stock reserved for issuance under our 2021 Plan.
2021 Employee Stock Purchase Plan
In June 2021, our board of directors adopted our 2021 Employee Stock Purchase Plan, or the 2021 ESPP. We authorized the issuance of 3,552,538 shares of common stock under the 2021 ESPP. Our 2021 ESPP is implemented through a series of offerings under which eligible employees are granted rights to purchase shares of our common stock on specified dates during such offerings at a discounted price per share.
Under the 2021 ESPP our employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the stock at the beginning of the offering period or at the end of each applicable purchase period. The 2021 ESPP generally provides for offering periods of six months in duration with purchase periods ending on either May 15 or November 15. Contributions under the 2021 ESPP are limited to a maximum of 15% of an employee’s eligible compensation. ESPP purchases are settled with common stock from the ESPP’s previously-authorized and available pool of shares. The stock-based compensation expense incurred for the current offering period is immaterial.
Buyback program
In July 2021, we cancelled our buyback program for certain members of senior management for up to 60,405 outstanding RSUs. The RSUs will continue to vest over their remaining service period conditions.
Note 10. Income Taxes
We account for income taxes in accordance with Accounting Standard Codification, or ASC, 740, Income Taxes, which requires an estimate of the annual effective tax rate for the full year to be applied to the interim period, taking into account year-to-date amounts and projected results for the full year. Our effective tax rate could fluctuate significantly from quarter to quarter based on recurring and nonrecurring factors including, but not limited to: variations in the estimated and actual level of pre-tax income or loss by jurisdiction; changes in enacted tax laws and regulations, and interpretations thereof, including with respect to tax credits and state and local income taxes; developments in tax audits and other matters; recognition of excess tax benefits and tax deficiencies from stock-based compensation and certain nondeductible expenses. Changes in judgment from the evaluation of new information resulting in the recognition, derecognition, or remeasurement of a tax position taken in a prior annual period are recognized separately in the quarter of the change.
We recorded a benefit from income taxes of $5.9 million and a provision for income taxes of $3.1 million for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, we recorded a benefit from income taxes of $6.8 million and provision for income taxes of $1.6 million, respectively. The effective tax rate for the three months ended September 30, 2021 and 2020 was 13.0% and 24.9%, respectively. For the nine months ended September 30, 2021 and 2020, the effective tax rate was approximately 7.2% and 77.5%, respectively. The difference from the federal statutory rate of 21% was primarily due to the valuation allowance against foreign losses, the recognition of significant excess tax benefits of stock-based compensation and other discrete adjustments.
Gross unrecognized tax benefits were $7.8 million and $7.2 million as of September 30, 2021 and December 31, 2020, respectively. The gross unrecognized tax benefits, if recognized, would result in a reduction of approximately $7.8 million to the provision for income taxes thereby favorably impacting our effective tax rate. Our policy is to recognize interest and penalties related to income tax matters in income tax expense. For the periods presented, interest and penalties related to income tax positions were not material to our unaudited condensed consolidated financial statements.
We are subject to taxation and file income tax returns in the U.S. at the federal, state levels, and in foreign jurisdictions. The federal income tax return for the years 2017 through 2019 and state income tax returns for the tax years 2008 through 2019 remain open to examination. We are under examination in one state and, while the outcome cannot be predicted at this time, it is not expected to have an impact on our results of operations, cash flows and financial condition.
Note 11. Basic and Diluted Earnings Per Share
The computation of earnings per share for the three and nine months ended September 30, 2021 and 2020 is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net (loss) income	$(39,675)	$9,412	$(87,893)	$475
Less: amounts attributable to redeemable convertible preferred stock	—	(2,541)	—	(128)
Net income attributable to common stockholders—basic	(39,675)	6,871	(87,893)	347
Add: undistributed earnings reallocated to common stockholders	—	35	—	2
Net (loss) income attributable to common stockholders—diluted	$(39,675)	$6,906	$(87,893)	$349
Denominator:
Weighted-average common stock used in computing net (loss) income per share attributable to common stockholders—basic	196,351	124,846	149,207	124,647
Effect of potentially dilutive securities:
Stock options	—	2,306	—	2,565
Restricted stock units	—	86	—	127
Weighted-average common stock used in computing net (loss) income per share attributable to common stockholders—diluted	196,351	127,238	149,207	127,339
Net (loss) income per share attributable to common stockholders—basic	$(0.20)	$0.06	$(0.59)	$—
Net (loss) income per share attributable to common stockholders—diluted	$(0.20)	$0.05	$(0.59)	$—
Basic net (loss) income attributable to common stockholders per share is computed by dividing the net (loss) income attributable to common stock by the weighted average number of common stock outstanding for the period. For periods in which we have reported a net loss, diluted net loss per share attributable to common stockholders was the same as basic net loss per share, since the impact of potentially dilutive common stock and other equity instruments was anti-dilutive.

The following table presents the number of options, RSUs, ESPPs and restricted stock excluded from the calculation of diluted net (loss) income per share attributable to common stockholders because they are anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021		2020
Options to purchase common stock	15,572	10,799	15,572		10,799
Restricted stock units	3,614	934	3,614		934
Employee Stock Purchase Plan	53	—	53		—
Restricted stock	50	100	50		100
Total	19,289	11,833	19,289	—	11,833
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
At September 30, 2021, our financial assets and liabilities recorded at fair value on a recurring basis consisted of cash equivalents and available-for-sale debt securities. At December 31, 2020, our financial assets and liabilities recorded at fair value on a recurring basis consisted of cash equivalents, a restricted cash equivalent, available-for-sale debt securities, interest rate swaps, an interest rate cap and a financial guarantee derivative. Cash equivalents and the restricted cash equivalent consisted of money market funds valued using quoted prices in active markets, which represent Level 1 inputs in the fair value hierarchy. Our interest rate swaps and interest rate cap were valued using observable market inputs including LIBOR, swap rates and third-party dealer quotes, which represent Level 2 inputs in the fair value hierarchy. The available-for-sale debt securities and financial guarantee derivative were valued using a Monte Carlo simulation, which include inputs that represent Level 3 inputs in the fair value hierarchy.
The carrying amounts of accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair values because of the short-term nature of these items. The fair value of our long-term debt was estimated by using quoted or sales prices of similar debt instruments, which represent Level 2 inputs in the fair value hierarchy.
The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis, by Level, within the fair value hierarchy (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3
Available-for-sale debt securities	$—	$—	$1,123
Money market funds	30,214	—	—
Total assets	$30,214	$—	$1,123
Contingent consideration	—	—	750
Total liabilities	$—	$—	$750

	December 31, 2020
	Level 1	Level 2	Level 3
Available-for-sale debt securities	$—	$—	$1,050
Money market fund	5,208	—	—
Restricted money market fund	25,000	—	—
Total assets	$30,208	$—	$1,050
Interest rate caps and swaps	$—	$5,817	$—
Financial guarantee	—	—	150
Contingent consideration	—	—	1,250
Total liabilities	$—	$5,817	$1,400

Note 13. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss consisted of the following (in thousands):

	Nine Months Ended September 30, 2021
	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance at December 31, 2020	$(3,014)	$—	$(3,014)
Change during period	(147)	—	(147)
Ending balance at March 31, 2021	(3,161)	—	(3,161)
Change during period	(204)	—	(204)
Ending balance at Ending balance at June 30, 2021	(3,365)	—	(3,365)
Change during period	1,452	—	1,452
Ending balance at September 30, 2021	$(1,913)	$—	$(1,913)
Available-for-sale debt securities:
Beginning balance at December 31, 2020	$281	$(36)	$245
Unrealized gain	17	(4)	13
Ending balance at March 31, 2021	298	(40)	258
Unrealized loss	(56)	15	(41)
Ending balance at Ending balance at June 30, 2021	242	(25)	217
Unrealized gain	96	(24)	72
Ending balance at September 30, 2021	$338	$(49)	$289
Cash flow hedges:
Beginning balance at December 31, 2020	$(14,708)	$3,650	$(11,058)
Unrealized gain on interest rate swaps and cap	2,772	(691)	2,081
Reclassification of losses from interest rate cap to net loss	28	(8)	20
Reclassification of prior hedge effectiveness to net loss	1,328	(331)	997
Ending balance at March 31, 2021	(10,580)	2,620	(7,960)
Unrealized gain on interest rate swaps	360	(90)	270
Reclassification of prior hedge effectiveness to net loss	1,748	(450)	1,298
Ending balance at Ending balance at June 30, 2021	(8,472)	2,080	(6,392)
Unrealized loss on interest rate swaps	(235)	(668)	(903)
Reclassification to net loss upon extinguishment of interest rate swaps	8,707	(1,412)	7,295
Ending balance at September 30, 2021	$—	$—	$—
Accumulated other comprehensive loss:
Beginning balance at December 31, 2020	$(17,441)	$3,614	$(13,827)
Other comprehensive income	3,998	(1,034)	2,964
Ending balance at March 31, 2021	(13,443)	2,580	(10,863)
Other comprehensive income	1,848	(525)	1,323
Ending balance at Ending balance at June 30, 2021	(11,595)	2,055	(9,540)
Other comprehensive income	10,020	(2,104)	7,916
Ending balance at September 30, 2021	$(1,575)	$(49)	$(1,624)

	Nine Months Ended September 30, 2020
	Before Tax Amount	Tax Effect	Net of Tax Amount

Foreign currency translation adjustments:
Beginning balance at December 31, 2019	$(1,718)	$—	$(1,718)
Change during period	2,272	—	2,272
Ending balance at March 31, 2020	554	—	554
Change during period	304	—	304
Reclassification upon sale of business	(2)	—	(2)
Ending balance at Ending balance at June 30, 2020	856	—	856
Change during period	(1,060)	—	(1,060)
Ending balance at September 30, 2020	$(204)	$—	$(204)
Available-for-sale debt securities:
Beginning balance at December 31, 2019	$231	$—	$231
Ending balance at March 31, 2020	231	—	231
Loss from impairment	(94)	—	(94)
Ending balance at June 30, 2020	137	—	137
Loss from impairment	—	—	—
Ending balance at September 30, 2020	$137	$—	$137
Cash flow hedges:
Beginning balance at December 31, 2019	$(5,627)	$1,387	$(4,240)
Unrealized loss on interest rate swaps and cap	(9,704)	2,418	(7,286)
Reclassification of losses from interest rate cap to net loss	64	(16)	48
Reclassification of prior hedge effectiveness to net loss	98	(24)	74
Ending balance at March 31, 2020	(15,169)	3,765	(11,404)
Unrealized loss on interest rate swaps and cap	(2,691)	671	(2,020)
Reclassification of losses from interest rate cap to net loss	52	(13)	39
Reclassification of prior hedge effectiveness to net loss	997	(249)	748
Ending balance at June 30, 2020	(16,811)	4,174	(12,637)
Unrealized loss on interest rate swaps and cap	(576)	144	(432)
Reclassification of losses from interest rate cap to net income	43	(11)	32
Reclassification of prior hedge effectiveness to net income	1,132	(282)	850
Ending balance at September 30, 2020	$(16,212)	$4,025	$(12,187)
Accumulated other comprehensive loss:
Beginning balance at December 31, 2019	$(7,114)	$1,387	$(5,727)
Other comprehensive loss	(7,270)	2,378	(4,892)
Ending balance at March 31, 2020	(14,384)	3,765	(10,619)
Other comprehensive loss	(1,434)	409	(1,025)
Ending balance at June 30, 2020	(15,818)	4,174	(11,644)
Other comprehensive loss	(461)	(149)	(610)
Ending balance at September 30, 2020	$(16,279)	$4,025	$(12,254)
Note 14. Related Parties
For the three months ended September 30, 2021 and 2020, we received software and software maintenance services of $0.3 million and $0.2 million, respectively, from two software vendors controlled by our largest stockholder. For the nine months ended September 30, 2021 and 2020, we received software and software maintenance services of $0.9 million and $0.7 million, respectively from these vendors. Amounts due to these vendors were immaterial as of September 30, 2021 and December 31, 2020.
Note 15. Subsequent Events
In November 2021, we acquired all of the outstanding equity interests in Earth Class Mail, Inc., a company that provides virtual mailbox solutions for small businesses. The total purchase price was $63 million, subject to customary adjustments, which was paid at closing and funded by our available cash on hand. We are currently evaluating the purchase price allocation for this transaction.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes included in our Prospectus, filed with the Securities and Exchange Commission, or SEC, in connection with our initial public offering, or IPO.
Overview
LegalZoom, referred to herein as “we,” “us,” or “our”, is a leading online platform for legal and compliance solutions in the United States, or U.S. Our core offerings include business formations, intellectual property and estate planning services, and we have recently expanded our platform to include professional expertise and other products, both legal and non-legal, to better meet the needs of small businesses. Our unique position at business inception allows us to become a trusted business advisor, supporting the evolving needs of a new business throughout its lifecycle. Along with formations, our services include ongoing compliance and tax advice and filings, trademark filings, and estate plans. Additionally, we have unique insights into our customers and leverage our product as a channel to introduce small businesses to leading brands in our partner ecosystem, solving even more of their business needs. We operate across all 50 states and over 3,000 counties in the U.S. and have more than 20 years of experience navigating complex regulation and simplifying the legal and compliance process for our customers. In 2020, 10% of new limited liability companies, or LLCs, and 5% of new corporations in the U.S. were formed through our platform.
Initial Public Offering
The registration statement related to our IPO was declared effective on June 29, 2021, and our common stock began trading on the Nasdaq Global Select Market on June 30, 2021. On July 2, 2021, we completed our IPO for the sale of 19,121,000 shares of our common stock, $0.001 par value per share at an offering price of $28.00 per share, for proceeds of $505.9 million, net of underwriting discounts and commissions pursuant to our Prospectus. In addition, we sold 2,868,150 shares of our common stock for net proceeds of $75.9 million pursuant to the full exercise of the underwriter’s option to purchase additional shares in connection with the IPO. In addition, on July 2, 2021, we sold 3,214,285 shares of our common stock in a private placement with an existing related party stockholder for proceeds of $85.0 million, net of underwriting discounts and commissions. We raised aggregate proceeds of $666.9 million from our IPO and private placement after deducting underwriting discounts and commissions. We incurred stock issuance costs of $5.6 million. Proceeds raised from our IPO were used to repay the full outstanding balance of $521.6 million on our 2018 Term Loan.
Upon the completion of our IPO, 23,081,080 outstanding shares of redeemable convertible preferred stock with a carrying value of $70.9 million converted into an aggregate of 46,162,160 shares of common stock. Following the completion of the IPO, we have one class of authorized and outstanding common stock. Immediately upon the completion of our IPO, we filed an Amended and Restated Certificate of Incorporation, which authorized a total of 1,000,000,000 shares of common stock, $0.001 par value per share and 100,000,000 shares of preferred stock, par value $0.001 per share.
Our Business Model and Growth Strategy
Our business model is to acquire customers at the time of business formation and then continue to serve their legal and compliance needs over the life of their businesses with our mix of transaction, subscription, and partner offerings. Transaction products include legal documents, business filings, and related services for small business owners and their families, such as business formations, annual compliance filings, intellectual property, estate planning documents, forms, and agreements. Subscription products include compliance solutions and credentialed professional subscription services, including legal and tax advisory services. We also introduce our customers to a variety of third-party partners, giving them access to critical services they need to start and run their businesses, such as business license services, bookkeeping services, banking services, productivity tools, and business insurance, among others.
Going forward, our strategy is to scale our existing business and gain market share by investing in core products and sales and marketing; expand our addressable market while increasing conversion and average order value, or AOV; by integrating our independent attorney network and tax professionals into our core product set; and growing average revenue per subscription unit, or ARPU, and partnership revenue through building in-house adjacencies and expanding our partner ecosystem to provide new recurring revenue streams.

Key Business Metrics
In addition to the measures presented in our consolidated financial statements, we regularly monitor the following financial and operating metrics to evaluate the growth of our business, measure the effectiveness of our marketing efforts, identify trends, formulate financial forecasts and make strategic decisions.
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
The below table sets forth the number of business formations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Number of business formations	106	117	351	290
We experienced a 9% reduction in business formations from the three months ended September 30, 2020 compared to the three months ended September 30, 2021, and a 21% increase from the nine months ended September 30, 2020 compared to the nine months ended September 30, 2021. While we generally see demand for our services decline toward the beginning of the third quarter as a result of summer vacations, the third quarter of 2020 deviated from this seasonal trend as pent-up demand from COVID-19-related shelter-in-place directives was realized and the economy re-opened. For the three months ended September 30, 2021, we saw a return to the historical seasonal reduction in overall U.S. business formations, leading to a year-over-year decline in the number of business formations on our platform. The increase in the number of business formations on our platform during the nine months ended September 30, 2021 reflected year-over-year growth in overall U.S. business formations during the first half of 2021 as well as the year-to-date increase in business generated from our sales and marketing investments.
Number of transactions
We define the number of transactions in a given period as gross transaction order volume, prior to refunds, on our platform during such period, excluding transactions from our subsidiary, Beaumont ABS Limited, or Beaumont, which was divested in April 2020. Transactions may include one or more services purchased at the same time. For example, a customer of our business formation services may choose to form an LLC and purchase an operating agreement and business licenses at the same time. This constitutes a single transaction. Refunds, or partial refunds, may be issued under certain circumstances pursuant to the terms of our customer satisfaction guarantee. We consider the number of transactions to be an important metric considering that our customers generally begin their LegalZoom journey with a transaction, creating the foundation for generating subsequent subscription and partner revenue.
The below table sets forth the number of transactions for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Number of transactions	229	254	765	696
We experienced a 10% reduction in transactions from the three months ended September 30, 2020 compared to the three months ended September 30, 2021, and a 10% increase from the nine months ended September 30, 2020 compared to the nine months ended September 30, 2021. While we generally see demand for our services decline toward the beginning of the third quarter as a result of summer vacations, the third quarter of 2020 deviated from this seasonal trend as pent-up demand from COVID-19-related shelter-in-place directives was realized and the economy re-opened. For the three months ended September 30, 2021, we saw a return to the historical seasonal reduction in overall U.S. business formations, leading to a year-over-year decline in the number of transactions on our platform. The increase in the number of transactions during the nine months ended September 30, 2021 resulted from year-over-year growth in overall U.S. business formations during the first half of 2021. Our estate planning and other consumer transactions continued to decline as a percentage of total transactions in both the three and nine month periods. We expect the proportion of consumer transactions to continue to decrease over time as we focus more of our investment in small business formations, which have a significantly higher order value. Estate planning transactions benefited from tailwinds driven by the COVID-19 pandemic in the prior year, as individuals turned to our online services given the relative inaccessibility of offline alternatives. We expect to continue to grow transactions; however, the growth may fluctuate period-over-period based on the variability of overall business formations and estate planning transactions.
Average order value
We define average order value for a given period as total transaction revenue divided by total number of transactions in such period, excluding revenue and related transactions from our Beaumont subsidiary. We consider average order value to be an important metric given it indicates how much customers are spending on our platform. Estate planning transactions are generally at a lower price point, making our overall average order value lower than our typical price point for small business formations.
The below table sets forth the average order value for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Average order value	$291	$251	$263	$227
Average order value increased by 16% from the three months ended September 30, 2020 compared to the three months ended September 30, 2021 and increased 16% from the nine months ended September 30, 2020 compared to the nine months ended September 30, 2021. Growth in average order value for the three and nine months ended September 30, 2021 was primarily driven by an increase in the proportion of business formations and other small business transactions, which have a significantly higher order value compared to other transactions relative to total transactions, the timing of transaction revenue recognition and increased customer adoption of our attorney-led trademark product. Transaction revenue recognized in the third quarter of 2020 was negatively impacted by capacity constraints related to the COVID-19 pandemic, including delays at various secretaries of state, which pushed fulfillment of transaction orders placed in the third quarter to subsequent periods. Growth may fluctuate period-over-period based on estate planning transactions, the timing of transaction revenue recognition, and our ability to introduce and sell higher-value products. While we expect continued strength in average order value as business formations continue to account for a larger share of overall transaction units, we expect year-over-year average order value growth to taper in the fourth quarter of 2021. Our goal is to grow average order value as we increase the average number of transactional products purchased in a single order and the mix of higher-value credentialed professional-assisted products.
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
We consider the number of subscription units to be an important metric since subscriptions enable us to increase lifetime value through deeper, longer-term relationships with customers. Subscriptions typically range from 30 days to one year in duration and the vast majority of our new subscriptions originate from business formation orders and have an annual term. Our customers can have multiple subscriptions at the end of a period. For example, a popular combination for a new small business owner is attorney advice and registered agent subscriptions. Our registered agent offering comprised approximately 60% of our subscription units for the three and nine months ended September 30, 2021 and 2020.

The below table sets forth the number of subscription units as of September 30, 2021 and 2020:

	September 30,
	2021	2020
	(in thousands)
Number of subscription units	1,264	1,043
We achieved 21% growth in our number of subscription units from September 30, 2020 to September 30, 2021, reflecting strong growth from our registered agent, compliance, and attorney advice subscriptions primarily due to the year-to-date increase in business formations compared to the same period last year. The number of subscriptions units as of September 30, 2021 increased 16% from 1,085,000 units as of December 31, 2020. We aim to continue to grow subscription units by increasing the proportion of our small business customers that purchase a subscription service at the time of their initial formation purchase and improving retention rates.
Average revenue per subscription unit
We define ARPU as of a given date as subscription revenue for the 12-month period ended on such date, or LTM, divided by the average number of subscription units at the beginning and end of the LTM period, excluding revenue and subscriptions from our employer group legal plan and small business concierge subscription service, for which we ceased acquiring new subscribers in October 2020. We consider ARPU to be an important metric because it helps to illustrate our ability to deepen our relationship with our existing customers as they purchase incremental and higher-value services. We have expanded ARPU in recent periods, and for the three months ended September 30, 2021, ARPU increased 5% from the same period in 2020.
The below table sets forth ARPU as at September 30, 2021 and 2020:

	September 30,
	2021	2020
Average revenue per subscription unit	$231	$221
We expect ARPU to remain relatively stable over time, as we plan to focus more of our efforts on increasing the number of subscription units rather than routinely increasing pricing on existing subscription plans.
Key Factors Affecting Our Performance
The details of key factors affecting our performance are included in our Prospectus.
Key Components of our Results of Operations
Revenue
We generate revenue from the sources identified below.
Transaction revenue. Transaction revenue is primarily generated from our customized legal document services upon fulfillment of these services. Transaction revenue includes filing fees and is net of cancellations, promotional discounts, sales allowances and credit reserves. Until April 2020, when we ceased providing such services, we also generated transaction revenue from our residential and commercial conveyancing business in the United Kingdom, or U.K., and revenue for these services was recognized when delivered to the customer. In the fourth quarter of 2020, we commenced providing tax preparation services in the U.S. which are recognized at the point in time when the customer’s tax return is filed and accepted by the applicable government authority.
Subscription revenue. Subscription revenue is generated primarily from subscriptions to our registered agent services, compliance packages, attorney advice, and legal forms services, in addition to software-as-a-service, or SaaS, subscriptions in the U.K. In the fourth quarter of 2020, we commenced providing tax, bookkeeping and payroll subscription services. We generally recognize revenue from our subscriptions ratably over the subscription term. Subscription terms generally range from thirty days to one year. Subscription revenue includes the value allocated to bundled free trials for our subscription services and is net of promotional discounts, cancellations, sales allowances and credit reserves and payments to third-party service providers such as legal plan law firms and tax service providers.
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
Partner revenue. Partner revenue consists primarily of one-time or recurring fees earned from third-party providers from leads generated to such providers through our online legal platform. Revenue is recognized when the related performance-based criteria have been met. We assess whether performance criteria have been met on a cost-per-click or cost-per-action basis. In the near term, we expect lower performance in partner revenue as we transition away from legacy partners that do not align with our new strategic direction, and we focus more on long-term opportunities to have strategic partnerships that build on recurring revenue models.
Cost of revenue
Cost of revenue includes all costs of providing and fulfilling our services. Cost of revenue primarily includes government filing fees; costs of fulfillment, customer care and credentialed professionals, and related benefits, including stock-based compensation; and costs of independent contractors for document preparation; telecommunications and data center costs, amortization of acquired developed technology; depreciation and amortization of network computers, equipment and internal-use software; printing, shipping and handling charges; credit and debit card fees; allocated overhead; legal document kit expenses; and sales and use taxes. We defer direct and incremental costs primarily related to government filing fees incurred prior to the associated service meeting the criteria for revenue recognition. These contract assets are recognized as cost of revenue in the same period the related revenue is recognized.
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
Sales and marketing
Sales and marketing expenses consist; of customer acquisition media costs; compensation and related benefits, including stock-based compensation for marketing and sales personnel; media production; public relations and other promotional activities; general business development activities; an allocation of depreciation and amortization and allocated overhead. Customer acquisition media costs consist primarily of search engine marketing, television and radio costs. Marketing and advertising costs to promote our services are expensed in the period incurred. Media production costs are expensed the first time the advertisement is aired.
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
We expect our technology and development expenses to continue to increase in absolute dollars for the foreseeable future as we invest in new products and services, enhancing our customer experience, and in production automation technologies. We expect our technology and development expenses to remain relatively consistent or increase as a percentage of our revenue over the long term, although our technology and development expenses may fluctuate as a percentage of our revenue from period-to-period due to seasonality and the timing and extent of these expenses.
General and administrative
Our general and administrative expenses relate primarily to compensation and related benefits, including stock-based compensation, for executive and corporate personnel, professional and consulting fees, an allocation of depreciation and amortization, allocated overhead and legal costs. We expense legal costs for defending legal proceedings as incurred.
We expect our general and administrative expenses to increase in absolute dollars for the foreseeable future due to additional costs associated with accounting, compliance, insurance and investor relations as we have recently become a public company. Over the next three years, we will incur significant stock-based compensation expense as a result of certain modifications to equity awards that occurred in connection with our IPO; however, we expect our general and administrative expenses to decrease as a percentage of our revenue over the longer term, although our general and administrative expenses may fluctuate as a percentage of our revenue from period-to-period due to seasonality and the timing and extent of these expenses.
Interest expense, net
Interest expense, net, consists primarily of interest expense on our 2018 Credit Facility, hedging instruments, capital lease obligations and amortization of debt issuance costs. Interest expense, net, decreased in 2020 primarily due to a decrease in London Interbank Offered Rate, or LIBOR, on our 2018 Term Loan.
We expect interest expense, net, to decrease significantly in the near term as a result of the full repayment of our outstanding indebtedness under our 2018 Term Loan in July 2021 after the completion of our IPO and the extinguishment of hedging instruments.
Income taxes
Our provision for income taxes consists of current and deferred federal, state and foreign income taxes.
At December 31, 2020, we had federal net operating loss, or NOL, carryforwards of $11.7 million which will begin to expire in 2031. In 2020, we had state NOL carryforwards of $49.8 million, which will begin to expire in 2022 and we had foreign NOL carryforwards of $32.4 million, which can be carried forward indefinitely and are not subject to expiration. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change, by value, in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its post-change income or taxes may be limited.
We had an ownership change in prior years, and as a result certain federal and state NOLs were limited pursuant to Section 382 of the Code. This limitation has been accounted for in calculating our available NOL carryforwards. We may experience an ownership change in the future or subsequent changes in our stock ownership, some of which changes are outside our control. If we undergo another ownership change, our ability to further utilize federal NOLs could be limited by Section 382 of the Code. Furthermore, for federal NOLs arising in tax years beginning after December 31, 2020, the 2017 Tax Cuts and Jobs Act, or Tax Act, limits a taxpayer’s ability to utilize federal NOL carryforwards to 80% of taxable income. In addition, NOLs arising in tax years beginning after December 31, 2017 can be carried forward indefinitely. However, carryback of such NOLs is generally prohibited, except that, under the CARES Act, federal NOLs generated in 2018, 2019 and 2020 may be carried back to each of the five taxable years preceding the taxable year in which the loss arises. For these reasons, we may not be able to utilize a material portion of any NOLs that are generated in tax years ending after December 31, 2020. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or increase our state taxes we owe.

Results of Operations
The following table sets forth our consolidated statement of operations data for each of the periods indicated. The period-to-period comparison of financial results should not be considered as a prediction or indicative of our future results.

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
	(in thousands)
Revenue	$147,879	$131,595	$432,943	$348,397
Cost of revenue (1)(2)	47,267	43,841	141,086	114,712
Gross profit	100,612	87,754	291,857	233,685
Operating expenses:
Sales and marketing (1)(2)	72,572	46,833	209,364	130,487
Technology and development (1)(2)	26,865	10,911	65,790	31,619
General and administrative (1)(2)	28,192	10,424	75,202	35,697
Impairment of long-lived and other assets	493	—	872	555
Loss on sale of business	—	—	—	1,764
Total operating expenses	128,122	68,168	351,228	200,122
(Loss) income from operations	(27,510)	19,586	(59,371)	33,563
Interest expense, net	(9,957)	(8,658)	(27,923)	(26,785)
Other (expense) income, net	(368)	1,610	300	149
Loss on debt extinguishment	(7,748)	—	(7,748)	—
Impairment of available-for-sale debt securities	—	—	—	(4,818)
(Loss) income before income taxes	(45,583)	12,538	(94,742)	2,109
(Benefit from) provision for income taxes	(5,908)	3,126	(6,849)	1,634
Net (loss) income	$(39,675)	$9,412	$(87,893)	$475
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue	$764	$48	$1,585	$131
Sales and marketing	6,356	163	11,706	950
Technology and development	14,446	600	32,591	2,153
General and administrative	16,499	2,118	41,079	7,383
Total stock-based compensation	$38,065	$2,929	$86,961	$10,617
Stock-based compensation expense increased significantly for the three and nine months ended September 30, 2021 due to the modification of certain equity awards in connection with our IPO. Refer to Note 9 of our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

(2)Includes depreciation and amortization expense for our property and equipment, including capitalized internal-use software and intangible assets as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue	$1,403	$1,904	$4,479	$5,796
Sales and marketing	1,401	1,377	4,199	4,988
Technology and development	538	656	1,709	1,973
General and administrative	433	478	1,217	1,405
Total depreciation and amortization expense	$3,775	$4,415	$11,604	$14,162
Comparison of the Three Months Ended September 30, 2021 and 2020
Revenue

	Three Months Ended September 30,
	2021	2020	$ change	% change
	(in thousands, except percentages)
Revenue by type
Transaction	$66,873	$63,850	$3,023	5%
Subscription	73,317	59,348	13,969	24%
Partner	7,689	8,397	(708)	(8)%
Total revenue	$147,879	$131,595	$16,284	12%
Total revenue for the three months ended September 30, 2021 increased $16.3 million, or 12%, compared to the three months ended September 30, 2020. The increase was primarily driven by increases in transaction revenue and subscription revenue. Transaction revenue was 45% and 49% of total revenue for the three months ended September 30, 2021 and 2020, respectively, and subscription revenue was 50% and 45% of total revenue for the three months ended September 30, 2021 and 2020, respectively.
Transaction revenue for the three months ended September 30, 2021 increased $3.0 million, or 5%, compared to the three months ended September 30, 2020, driven by a 16% improvement in average order value, partially offset by a 10% decrease in the number of transactions. The improvement in average order value was primarily driven by the timing of transaction revenue recognition, an increase in the proportion of small business formations, which have a significantly higher order value compared to other transactions, relative to total transactions and increased customer adoption of our attorney-led trademark product.
Subscription revenue for the three months ended September 30, 2021 increased $14.0 million, or 24%, compared to the three months ended September 30, 2020. The increase was primarily due to a 21% increase in the number of subscription units. The increase in subscription units was primarily driven by increased business formations. Strong performance from our registered agent subscription services drove the largest contribution of growth in the number of subscription units.
Partner revenue for the three months ended September 30, 2021 decreased $0.7 million, or 8%, compared to the three months ended September 30, 2020. The decrease was primarily due to lower transaction volumes and our transition away from legacy partners that do not align with our new strategic direction.

Cost of revenue

	Three Months Ended September 30,
	2021	2020	$ change	% change
	(in thousands, except percentage)
Cost of revenue	$47,267	$43,841	$3,426	8%
Cost of revenue for the three months ended September 30, 2021 increased $3.4 million, or 8%, compared to the three months ended September 30, 2020. The increase was primarily due to higher fulfillment costs as we increased production capacity to improve our customer experience.
Gross profit

	Three Months Ended September 30,
	2021	2020	$ change	% change
	(in thousands, except percentage)
Gross profit	$100,612	$87,754	$12,858	15%
Gross profit for the three months ended September 30, 2021 increased $12.9 million, or 15%. The increase was primarily due to the increase in revenue and a change in our revenue mix toward subscriptions, which have higher gross margins than transactions, partially offset by higher fulfillment costs.
Sales and marketing

	Three Months Ended September 30,
	2021	2020	$ change	% change
	(in thousands, except percentage)
Sales and marketing	$72,572	$46,833	$25,739	55%
Sales and marketing expenses for the three months ended September 30, 2021 increased $25.7 million, or 55%, compared to the three months ended September 30, 2020. The increase was primarily due to an increase in customer acquisition marketing spend of $15.7 million, an increase in stock-based compensation of $6.2 million, mainly in connection with our IPO, and increased payroll and related costs due to increased head count in our sales organization of $2.6 million to support higher revenue. Customer acquisition marketing spend was $49.7 million and $34.0 million for the three months ended September 30, 2021 and September 30, 2020, respectively, an increase of 46% as we invested to expand our customer base and build our digital brand leadership and awareness.
Technology and development

	Three Months Ended September 30,
	2021	2020	$ change	% change
	(in thousands, except percentage)
Technology and development	$26,865	$10,911	$15,954	146%
Technology and development expenses for the three months ended September 30, 2021 increased $16.0 million, or 146%, compared to the three months ended September 30, 2020. This growth was primarily due to an increase in stock-based compensation of $13.8 million mainly in connection with our IPO, and an increase in payroll and related benefits of $1.4 million, mainly due to increased headcount as we added staff to support our investment in new products and services.

General and administrative

	Three Months Ended September 30,
	2021	2020	$ change	% change
	(in thousands, except percentage)
General and administrative	$28,192	$10,424	$17,768	170%
General and administrative expenses for the three months ended September 30, 2021 increased $17.8 million, or 170%, compared to the three months ended September 30, 2020. The increase was primarily due to an increase in stock-based compensation of $14.4 million and professional services costs of $1.3 million related to pre-development costs for our financial systems infrastructure, recruiting costs for new hires, as well as accounting, compliance and insurance costs associated with becoming a public company and a $1 million increase in payroll and related benefits largely due to increased headcount.
Impairment of long-lived and other assets

	Three Months Ended September 30,
	2021	2020	$ change	% change
	(in thousands, except percentage)
Impairment of long-lived and other assets	$493	$—	$493	100%
In the three months ended September 30, 2021, we recorded an impairment charge of $0.5 million related to capitalized software projects for certain product initiatives that were no longer aligned with our go-forward strategy.
Interest expense, net

	Three Months Ended September 30,
	2021	2020	$ change	% change
	(in thousands, except percentage)
Interest expense, net	$9,957	$8,658	$1,299	15%
Interest expense, net, for the three months ended September 30, 2021 increased $1.3 million, or 15%, compared to the three months ended September 30, 2020. The increase was primarily related to charges associated with the early extinguishment of our interest rate swaps during the most recent quarter, partially offset by a reduction in interest expense on our 2018 Term Loan, which was extinguished on July 2, 2021.
Other income (expense), net

	Three Months Ended September 30,
	2021	2020	$ change	% change
	(in thousands, except percentage)
Other income (expense), net	$(368)	$1,610	$(1,978)	(123)%
Other income, net, for the three months ended September 30, 2020 decreased by $2.0 million, or 123%, resulting in Other (expense), net, for the three months ended September 30, 2021. The change was primarily due to foreign currency movements related to our intercompany loans which are denominated in GBP.

Loss on debt extinguishment

	Three Months Ended September 30,
	2021	2020	$ change	% change
	(in thousands, except percentage)
Loss on debt extinguishment	$7,748	$—	$7,748	100%

Loss on debt extinguishment for the three months ended September 30, 2021 increased $7.7 million, or 100%, compared to the three months ended September 30, 2020. The increase was due to the write down of unamortized debt issuance costs associated with the extinguishment of our 2018 Term Loan in July 2021.
(Benefit from) provision for income taxes

	Three Months Ended September 30,
	2021	2020	$ change	% change
	(in thousands, except percentage)
(Benefit from) provision for income taxes	$(5,908)	$3,126	$(9,034)	(289)%
The benefit from income taxes for the three months ended September 30, 2021 resulted from a $9.0 million change in our income taxes from the three months ended September 30, 2020, primarily due to the tax impact from the decrease in U.S income compared to the three months ended September 30, 2020, as well as the increased benefit from the exercise of non-qualified stock options in 2021 over 2020, partially offset by non-deductible share-based compensation.
Comparison of the Nine Months Ended September 30, 2021 and 2020
Revenue

	Nine Months Ended September 30,
	2021	2020	$ change	% change
	(in thousands, except percentages)
Revenue by type
Transaction	$201,621	$159,865	$41,756	26%
Subscription	208,194	167,415	40,779	24%
Partner	23,128	21,117	2,011	10%
Total revenue	$432,943	$348,397	$84,546	24%
Total revenue for the nine months ended September 30, 2021 increased $84.5 million, or 24%, to $432.9 million compared to the nine months ended September 30, 2020. The increase was primarily driven by increases in transaction revenue and subscription revenue. Transaction revenue was 47% and 46% of total revenue for the nine months ended September 30, 2021 and 2020, respectively, and subscription revenue was 48% of total revenue for the nine months ended September 30, 2021 and 2020, respectively.
Transaction revenue for the nine months ended September 30, 2021 increased $41.8 million, or 26%, compared to the nine months ended September 30, 2020, driven by a 10% increase in the number of transactions and a 16% improvement in average order value.
Subscription revenue for the nine months ended September 30, 2021 increased $40.8 million, or 24%, compared to the nine months ended September 30, 2020. The increase was primarily due to a 21% increase in the number of subscription units. The increase in subscription units was primarily driven by increased business formations. Strong performance from our registered agent subscription services drove the largest contribution of growth to the number of subscription units.
Partner revenue for the nine months ended September 30, 2021 increased $2.0 million, or 10%, compared to the nine months ended September 30, 2020. The increase was primarily due to higher transaction volumes.
Cost of revenue

	Nine Months Ended September 30,
	2021	2020	$ change	% change
	(in thousands, except percentage)
Cost of revenue	$141,086	$114,712	$26,374	23%

Cost of revenue for the nine months ended September 30, 2021 increased $26.4 million, or 23%, compared to the nine months ended September 30, 2020. The increase was primarily due to higher filing fees and fulfillment costs related to the increased transaction volumes and increased production capacity to improve our customer experience.
Gross profit

	Nine Months Ended September 30,
	2021	2020	$ change	% change
	(in thousands, except percentage)
Gross profit	$291,857	$233,685	$58,172	25%
Gross profit for the nine months ended September 30, 2021 increased $58.2 million, or 25%. The increase was driven by increased revenue partially offset by higher filing fees and fulfillment costs.

Sales and marketing

	Nine Months Ended September 30,
	2021	2020	$ change	% change
	(in thousands, except percentage)
Sales and marketing	$209,364	$130,487	$78,877	60%
Sales and marketing expenses for the nine months ended September 30, 2021 increased $78.9 million, or 60%, compared to the nine months ended September 30, 2020. The increase was primarily due to an increase in customer acquisition marketing spend of $56.2 million, an increase in stock-based compensation of $10.8 million, mainly in connection with our IPO, increased payroll and related costs in our sales organization due to increased headcount of $7.9 million to support higher revenue and an increase in media production spend of $3.2 million. Customer acquisition marketing spend was $147.9 million and $91.7 million for the nine months ended September 30, 2021 and September 30, 2020, respectively, as we invested to expand our customer base and build our digital brand leadership and awareness.

Technology and development

	Nine Months Ended September 30,
	2021	2020	$ change	% change
	(in thousands, except percentage)
Technology and development	$65,790	$31,619	$34,171	108%
Technology and development expenses for the nine months ended September 30, 2021 increased $34.2 million, or 108%, compared to the nine months ended September 30, 2020. The increase was primarily due to an increase in stock-based compensation of $30.4 million, mainly in connection with our IPO, and an increase in payroll and related benefits of $2.5 million, mainly due to increased headcount as we added staff to support our investment in new products and services.
General and administrative

	Nine Months Ended September 30,
	2021	2020	$ change	% change
	(in thousands, except percentage)
General and administrative	$75,202	$35,697	$39,505	111%
General and administrative expenses for the nine months ended September 30, 2021 increased $39.5 million, or 111%, compared to the nine months ended September 30, 2020. The increase was primarily due to a $33.7 million increase in stock-based compensation, mainly in connection with our IPO, and an increase in professional service costs $5.3 million related to pre-development costs for our financial systems infrastructure, recruiting costs for new hires, as well as accounting, legal, compliance and insurance costs associated with becoming a public company.
Impairment of long-lived and other assets

	Nine Months Ended September 30,
	2021	2020	$ change	% change
	(in thousands, except percentage)
Impairment of long-lived and other assets	$872	$555	$317	57%
In 2021 and 2020, we recorded non-cash charges related to the impairment of internal-use software projects that were no longer aligned with our go-forward strategy.
Loss on sale of business

	Nine Months Ended September 30,
	2021	2020	$ change	% change
	(in thousands, except percentage)
Loss on sale of business	$—	$1,764	$(1,764)	(100)%
In April 2020, in connection with our sale of our Beaumont subsidiary, we incurred a loss of $1.8 million.
Interest expense, net

	Nine Months Ended September 30,
	2021	2020	$ change	% change
	(in thousands, except percentage)
Interest expense, net	$27,923	$26,785	$1,138	4%
Interest expense, net, increased by $1.1 million to $27.9 million in 2021. The increase was primarily related to charges of $12.1 million associated with the early extinguishment of our interest rate swaps in July 2021, partially offset by a decrease in interest expense due to the $10.9 million repayment of the 2018 Term Loan.

Other income (expense), net

	Nine Months Ended September 30,
	2021	2020	$ change	% change
	(in thousands, except percentage)
Other income (expense), net	$300	$149	$151	101%
The change in other income, net between 2021 and 2020 was primarily due to changes in foreign currency movements related to our intercompany loans which are denominated in GBP.
Loss on debt extinguishment

	Nine Months Ended September 30,
	2021	2020	$ change	% change
	(in thousands, except percentage)
Loss on debt extinguishment	$7,748	$—	$7,748	100%
Loss on debt extinguishment for the nine months ended September 30, 2021 increased $7.7 million, or 100%, compared to the nine months ended September 30, 2020. The increase was due to the write down of unamortized debt issuance costs associated with the full repayment of our 2018 Term Loan in July 2021.

Impairment of available-for-sale debt securities

	Nine Months Ended September 30,
	2021	2020	$ change	% change
	(in thousands, except percentage)
Impairment of available-for-share debt securities	$—	$(4,818)	$4,818	(100)%
In 2020, we fully impaired our investment in firma.de Firmenbaukasten AG, a German limited liability company. We incurred a loss of $4.8 million as the present value of cash flows expected to be collected was less than the amortized cost basis of the investment.
(Benefit from) provision for income taxes

	Nine Months Ended September 30,
	2021	2020	$ change	% change
	(in thousands, except percentage)
(Benefit from) provision for income taxes	$(6,849)	$1,634	$(8,483)	(519)%
The benefit from income taxes for the nine months ended September 30, 2021 resulted from an $8.5 million, or 519%, change in our income taxes as compared to the nine months ended September 30, 2020. The increase was primarily due to the tax impact from the decrease in the U.S. income compared to the nine months ended September 30, 2020 as well as the increased benefits from the exercise of non-qualified stock options in 2021 over 2020 .
Liquidity and Capital Resources
Overview
Since inception, we have funded our operations and capital expenditures primarily from private sales of equity securities, cash flows provided by operating activities and equity and debt financing arrangements. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes. At September 30, 2021, our principal sources of liquidity were cash and cash equivalents of $310.7 million, which consisted of cash on deposit with banks and money market funds, of which $1.0 million related to our foreign subsidiaries. Our cash and cash equivalents increased by $171.2 million from December 31, 2020 to September 30, 2021, primarily from raising $666.9 million from our IPO, net of underwriting discounts and commissions, and after repayment in full of the principal outstanding of $521.6 million of our 2018 Term Loan in July 2021, and the lapse of restrictions on $25.0 million in a cash equivalent upon the release of collateral related to a personal loan by a former executive in June 2021.
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
We are required to pay a commitment fee in respect of unutilized commitments under the 2021 Revolving Facility. The commitment fee is, initially, 0.35% per annum. The commitment fee is subject to one reduction of 0.10% if the total net first lien leverage ratio does not exceed 3.50 to 1.00. We are also required to pay customary letter of credit fees and agency fees. The interest rate applicable to the 2021 Revolving Facility is, at our option, at a rate equal to the greatest of (i) the administrative agent’s prime rate; (ii) the federal funds effective rate plus 1/2 of 1.0% and (iii) one month LIBOR (subject to a 1.00% floor), plus 1.00% or LIBOR (subject to a 0.00% floor) plus 2.00%. The interest rate margins under the 2021 Revolving Facility are subject to one reduction of 0.25% and a further reduction of 0.25% if the total net first lien leverage ratio does not exceed 3.50 to 1.00 and 2.50 to 1.00, respectively.
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
Cash flows
The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$60,156	$82,069
Net cash used in investing activities	(11,783)	(9,013)
Net cash provided by (used in) financing activities	122,838	(8,378)
Effect of exchange rates on cash, cash equivalents and restricted cash equivalent	23	(89)
Net increase in cash, cash equivalents and restricted cash equivalent	$171,234	$64,589
Net cash provided by operating activities
For the nine months ended September 30, 2021, cash provided by operating activities was $60.2 million resulting from a net loss of $87.9 million, adjusted for stock-based compensation and other non-cash expenses of $113.3 million and net cash flow provided by changes in operating assets and liabilities of $34.8 million. The $34.8 million of net cash flows provided from changes in our operating assets and liabilities included a $24.0 million increase in deferred revenue primarily as a result of the growth of our subscription units, which are predominantly billed in advance of our revenue recognition, and a $14.6 million increase in accounts payable and $7.4 million increase in accrued expenses and other current liabilities due to the timing of our payments, partially offset by an increase in accounts receivable and prepaid and other assets of $8.6 million.
For the nine months ended September 30, 2020, cash provided by operating activities was $82.1 million resulting from net income of $0.5 million, adjusted for non-cash expenses of $35.3 million and net cash flow provided by changes in operating assets and liabilities of $46.3 million. The $46.3 million of net cash flows provided from changes in our operating assets and liabilities included a $32.0 million increase in deferred revenue primarily as a result of the growth of our subscription units, which are predominantly billed in advance of our revenue recognition, and a $15.8 million increase in accounts payable and accrued expenses due to the timing of our payments.
Net cash used in investing activities
For the nine months ended September 30, 2021 and 2020, net cash used in investing activities was $11.8 million and $9.0 million, respectively, resulting primarily from a $3.3 million charge for the extinguishment of interest rate swaps in the most recent third quarter.
Net cash provided by (used in) financing activities
For the nine months ended September 30, 2021, net cash provided by financing activities was $122.8 million, primarily from issuance of common stock for net proceeds of $666.9 million, offset by full repayment of our 2018 Term Loan and hybrid debt totaling $525.6 and payment of offering costs of $5.6 million.
For the nine months ended September 30, 2020, net cash used in financing activities was $8.4 million, primarily from the partial repayment on our 2018 Term Loan of $4.0 million and the payment of tax withholding obligations of $3.5 million.
Contractual obligations and commitments
Refer to Note 8. to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of material obligations and commitments.
Off-balance sheet arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Non-GAAP Financial Measures
To supplement our unaudited condensed consolidated financial statements, which are prepared and presented in accordance with U.S. generally accepted accounting principles, or GAAP, we use certain non-GAAP financial measures, as described below, to understand and evaluate our core operating performance. These non-GAAP financial measures, which may be different than similarly titled measures used by other companies, are presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We believe that these non-GAAP financial measures provide useful information about our financial performance, enhance the overall understanding of our past performance and future prospects and allow for greater transparency with respect to important measures used by our management for financial and operational decision-making. We are presenting these non-GAAP measures to assist investors in seeing our financial performance using a management view and because we believe that these measures provide an additional tool for investors to use in comparing our core financial performance over multiple periods with other companies in our industry.
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net (loss) income adjusted to exclude interest expense, net, provision for (benefit from) income taxes, depreciation and amortization, other expense (income), net, non-cash stock-based compensation, loss on debt extinguishment, losses from impairments of long-lived and other assets, impairments of available-for-sale debt securities, restructuring expenses, legal expenses, acquisition related expenses, IPO-related costs and other transaction-related expense and certain other non-recurring expenses. Our Adjusted EBITDA financial measure differs from GAAP in that it excludes certain items of income and expense. We define Adjusted EBITDA margin as Adjusted EBITDA as a percentage of revenue. We define net (loss) income margin as net (loss) income as a percentage of revenue based on our unaudited condensed consolidated financial statements.
Adjusted EBITDA is one of the primary performance measures used by our management and our board of directors to understand and evaluate our financial performance and operating trends, including period-to-period comparisons, prepare and approve our annual budget, develop short- and long-term operational plans and determine appropriate compensation plans for our employees. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management team and board of directors. In assessing our performance, we exclude certain expenses that we believe are not comparable period over period. Adjusted EBITDA should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA rather than net (loss) income, which is the nearest GAAP equivalent of Adjusted EBITDA, and it may be calculated differently by other companies in our industry, limiting its usefulness as a comparative measure. Some of these limitations include that the non-GAAP financial measure:
•does not reflect interest expense, or the cash requirements necessary to service interest or principal payments, which reduces cash available to us;
•does not reflect provision for income taxes that may result in payments that reduce cash available to us;
•excludes depreciation and amortization and, although these are non-cash expenses, the assets being depreciated may be replaced in the future;
•does not reflect foreign currency exchange or other gains or losses, which are included in other (expense) income, net;
•excludes stock-based compensation expense, which has been, and will continue to be, a significant recurring expense for our business and an important part of our compensation strategy;
•excludes losses from impairments of goodwill, long-lived and other assets and available-for-sale debt securities;
•excludes legal expenses, which reduce cash available to us;
•excludes acquisition related expenses, which reduce cash available to us;
•excludes restructuring expenses, which reduce cash available to us;
•excludes IPO-related costs and other transaction related expenses that are not considered representative of our underlying performance, which reduce cash available to us;
•excludes debt extinguishment charges that represent accelerated amortization of debt issuance costs related to the early extinguishment of our long-term debt, which adjustments are not expected to recur and do not reflect expected ongoing operating results; and
•does not reflect certain other non-recurring expenses that are not considered representative of our underlying performance, which reduce cash available to us.

The following table presents a reconciliation of net (loss) income, the most directly comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30
	2021	2020	2021	2020
	(in thousands)
Reconciliation of Net (loss) income to Adjusted EBITDA
Net (loss) income	$(39,675)	$9,412	$(87,893)	$475
Interest expense, net	9,957	8,658	27,923	26,785
(Benefit from) provision for income taxes	(5,908)	3,126	(6,849)	1,634
Depreciation and amortization	3,775	4,415	11,604	14,162
Other expense (income), net	368	(1,610)	(300)	(149)
Stock-based compensation	38,141	2,712	86,725	9,890
Loss on debt extinguishment	7,748	—	7,748	—
Impairment of long-lived and other assets	493	—	872	555
Impairment of available-for-sale debt securities	—	—	—	4,818
Restructuring expenses	—	155	—	567
Legal expenses(1)	—	525	—	525
Acquisition related expenses	—	38	—	38
IPO-related costs and other transaction related expenses(2)	217	—	852	—
Certain other non-recurring expenses(3)	5	—	5	1,764
Adjusted EBITDA	$15,121	$27,431	$40,687	$61,064
Net (loss) income margin	(27%)	7%	(20%)	—%
Adjusted EBITDA margin	10%	21%	9%	18%
________________
(1)Legal expenses includes costs accrued or paid for potential litigation settlements, and are net of insurance recoveries, if any.
(2)IPO-related costs and other transaction related expenses include certain non-recurring expenses incurred in connection with our IPO.
(3)In 2020, we incurred a loss on sale from the disposal of Beaumont, our conveyancing business in the U.K., of $1.8 million.

Adjusted EBITDA decreased from $27.4 million for the three months ended September 30, 2020 to $15.1 million for the three months ended September 30, 2021. The decrease of $12.3 million was primarily driven by higher revenue of $16.3 million offset by increases in cost of revenue of $3.2 million, customer acquisition media spend of $15.7 million and other operating expenses of $9.8 million, excluding non-cash and non-recurring items. Adjusted EBITDA decreased from $61.1 million for the nine months ended September 30, 2020 to $40.7 million for the nine months ended September 30, 2021. The decrease of $20.4 million reflects an increase in revenue of $84.5 million offset by increases in cost of revenue of $26.3 million, customer acquisition media spend of $ 56.2 million and other operating expenses of $22.5 million, excluding non-cash and non-recurring items. We expect our Adjusted EBITDA to increase in absolute dollars in the longer term, although the rate at which our Adjusted EBITDA may grow could vary based upon the interplay of the foregoing factors.
Free Cash Flow
Free cash flow is a liquidity measure used by management in evaluating the cash generated by our operations after purchases of property and equipment including capitalized internal-use software. We consider free cash flow to be an important metric because it provides useful information to management and investors about the amount of cash generated by our business that can be used for strategic opportunities, including investing in our business and strengthening our balance sheet. Once our business needs and obligations are met, cash can be used to maintain a strong balance sheet and invest in future growth. The usefulness of free cash flow as an analytical tool has limitations because it excludes certain items that are settled in cash, does not represent residual cash flow available for discretionary expenses, does not reflect our future contractual commitments, and may be calculated differently by other companies in our industry. Accordingly, it should not be considered in isolation or as a substitute for analysis of other GAAP financial measures, such as net cash provided by operating activities.
The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable GAAP measure, to free cash flow (unaudited):

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow
Net cash provided by operating activities	$60,156	$82,069
Purchase of property and equipment	(8,500)	(7,819)
Free cash flow	$51,656	$74,250
We experienced a decrease in our free cash flow from $74.3 million for the nine months ended September 30, 2020 to $51.7 million for the nine months ended September 30, 2021. The decrease in free cash flow was primarily due to an $10.4 million increase in our net loss adjusted for stock-based compensation and other non-cash items, an increase of $6.0 million in accounts receivable and prepaid expenses and an $8.0 million reduction in growth of deferred revenue, partially offset by a $6.3 million increase in accounts payable and accrued expenses due to the timing of our payments. Free cash flow was also impacted by higher capital expenditures for the purchase of property and equipment, including capitalization of internal-use software. We expect our free cash flow to increase in absolute dollars over the longer term, although the rate at which our free cash flow may grow could vary based upon the interplay of the factors discussed above.
For the nine months ended September 30, 2021 and 2020, our free cash flow included cash payments for interest related to our 2018 Credit Facility of $12.3 million and $21.6 million, respectively.
JOBS Act Accounting Election
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to avail ourselves of delayed adoption of new or revised accounting standards and, therefore, we will not be subject to the same requirements to adopt new or revised accounting standards as other public companies that are not emerging growth companies. To the extent that we no longer qualify as an emerging growth company we will be required to adopt certain accounting pronouncements earlier than the adoption dates disclosed below which are for non-public business entities.
Critical Accounting Policies and Estimates
During the three months ended September 30, 2021, there have been no significant changes to our critical accounting policies and estimates compared with those disclosed in described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and the notes to the audited consolidated financial statements appearing in the Prospectus.
Recent Accounting Pronouncements
See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have operations both within the U.S. and, to a lesser extent, in the U.K., and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate fluctuations and foreign currency exchange risks, and to a lesser extent, inflation risk.

Interest rate fluctuation risk
At September 30, 2021 and December 31, 2020, we had cash and cash equivalents of $310.7 million and $114.5 million, respectively, which consisted of cash on deposit with banks and short-term highly-liquid money market funds. Interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We also had no outstanding debt subject to interest rate risk as of September 30, 2021 and as of December 31, 2020 we had outstanding debt subject to interest rate risk of $524.3 million in principal. Given the repayment of our 2018 Term Loan and settlement of our interest rate swaps in July 2021, we are not expected to be exposed to further fluctuations in interest rates for the foreseeable future. We would be subject to fluctuation in interest rates if we drawdown under our 2021 Revolving Facility, including issuance of any letters of credit.
Foreign currency exchange risk
We have foreign currency risks related to our revenue and expenses denominated in currencies other than our functional currency, the U.S. Dollar, principally GBP. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net (loss) income as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany loans that are denominated in currencies other than the U.S. Dollar. We recognized foreign currency losses of $1.0 million in the nine months ended September 30, 2021. A 10% adverse change in foreign exchange rates on foreign-denominated accounts for the nine months ended September 30, 2021, including intercompany balances, would have resulted in a $0.5 million decrease in our reported foreign currency income for the nine months ended September 30, 2021. In the event our non-U.S. Dollar-denominated sales and expenses increase, our results of operations may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities could have on our results of operations.
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
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation because of the material weaknesses in our internal control over financial reporting described below, our principal executive officers and principal financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level.
Material Weaknesses
During the year ended December 31, 2018, we have identified three material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
The material weaknesses we identified are as follows:
•We did not maintain an effective control environment. Specifically, we did not maintain sufficient accounting resources commensurate with our structure and financial reporting requirements. This material weakness contributed to the additional material weaknesses described below.
•We did not design and maintain effective controls to address the initial application of complex accounting standards and accounting of non-routine, unusual or complex events and transactions.
•We did not design and maintain effective controls over our financial statement close process. Specifically, we did not design and maintain effective controls over certain account analyses and account reconciliations.

These material weaknesses resulted in adjustments to our financial statements for the year ended December 31, 2018 primarily related to debt extinguishment costs, goodwill, revenue, accounts receivable, foreign exchange expense and deferred revenue, and could result in a misstatement of any account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Remediation Plan
We are designing and implementing a plan to remediate the material weaknesses identified. Our plan includes:
•hiring additional experienced accounting, financial reporting and internal control personnel and changing roles and responsibilities of our personnel as we transitioned to being a public company and are required to comply with Section 404 of the Sarbanes Oxley Act of 2002;
•implementing controls to enhance our review of significant accounting transactions and other new technical accounting and financial reporting issues and preparing and reviewing accounting memoranda addressing these issues; and
•implementing controls to enable an effective and timely review of account analyses and account reconciliations.

Ongoing remediation efforts
In the quarter ended September 30, 2021, we have continued to hire additional experienced accounting personnel to supplement the current team, and we plan to provide internal control training programs for all accounting personnel in the forthcoming quarter to strengthen our overall internal controls environment. We have also enhanced our documentation procedures around complex accounting transactions.
In the quarter ended September 30, 2021, we have also designed and implemented new controls around account reconciliations to specifically address the timely preparation and review, and identification of relevant supporting documentation to be utilized in the performance of any key balance sheet account reconciliation and to develop proper evidence of any such review.

Status of remediation efforts
We believe the remediation steps outlined above will improve the effectiveness of our internal control over financial reporting. However, the material weaknesses will not be considered remediated until a sustained period of time has passed to allow management to test the design and operational effectiveness of the corrective actions. The implementation of these remediation measures will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles and as a result, the timing of when we will be able to fully remediate the material weaknesses is uncertain. Accordingly, we likely will not fully remediate these material weaknesses during 2021 and may not do so in 2022. If the steps we take do not remediate the material weaknesses in a timely manner, there could continue to be a reasonable possibility that these control deficiencies or others would result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis. This, in turn, could jeopardize our ability to comply with our reporting obligations, limit our ability to access the capital markets or adversely impact our stock price.
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
Changes in internal control over financial reporting
The third quarter remediation activities described above are changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
The information contained under the heading “Legal Proceedings” in Note 8 to our unaudited condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q is incorporated by reference into this Item.
Item 1A. Risk Factors
Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited financial statements and related notes as disclosed in our Prospectus. The risks and uncertainties described below are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects, as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment. We first summarize the most significant risks we face in the bullet points below. You should also read the more comprehensive discussion of risk factors that follows this bullet-point summary.
•Our recent growth may not be indicative of our future growth and, if we continue to grow, we may not be able to manage our growth effectively.
•If we are unable to sustain our revenue growth rate, we may not maintain profitability in the future.
•Our future quarterly results of operations may fluctuate significantly due to a wide range of factors, which makes our future results difficult to predict.
•We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to maintain profitability.
•If we fail to provide high-quality services, customer care and customer experience and add new services that meet our customers’ expectations, we may not be able to attract and retain customers.
•If we do not continue to innovate and provide a platform that is useful to our customers, we may not remain competitive, and our results of operations could suffer.
•Our business depends on business formations.
•Our subscription services are highly dependent upon our transaction products.
•Our business depends substantially on our subscribers renewing their subscriptions with us and expanding their use of our platform.
•Our business depends on our ability to drive additional purchases and cross-sell to paying customers.
•The legal solutions market is highly competitive.
•We depend on top talent, including our senior management team, to grow and operate our business, and if we are unable to hire, retain and motivate our employees, we may not be able to grow effectively, which may adversely affect our business and future prospects.
•Our business and success depend in part on our strategic relationships with third parties, including our partner ecosystem, and our business would be harmed if we fail to maintain or expand these relationships.
•Our business and services subject us to complex and evolving U.S. and foreign laws and regulations regarding the unauthorized practice of law, legal document processing, legal plans, and other related matters.
•We have identified material weaknesses in our internal control over financial reporting and, if we fail to remediate these material weaknesses, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence and the price of our common stock.
The following is a more complete and comprehensive discussion of the risks we face. You should read the following to truly appreciate the risks associated with our business.

Risks Relating to Our Business and Industry
Our recent growth may not be indicative of our future growth and, if we continue to grow, we may not be able to manage our growth effectively.
We have experienced, and continue to experience, growth in operations and headcount, which has placed, and will continue to place, significant demands on our management team and our administrative, operational and financial infrastructure. We have also significantly increased the size of our customer base over the last several years. We anticipate that we will continue to expand our operations and headcount in the near term. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, and maintain the beneficial aspects of our corporate culture. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. Failure to effectively manage our growth could result in difficulty or delays in providing services to customers, declines in service quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any of these difficulties could adversely impact our brand and reputation, business, results of operations, financial condition or future prospects.
Our growth also makes it difficult to evaluate future prospects. Our ability to forecast our future operating results is subject to a number of uncertainties, including our ability to plan for and model future growth. If our assumptions regarding these uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in our markets, or if we do not address these uncertainties successfully, our results of operations and financial condition could differ materially from our expectations, our business could suffer and the trading price of our stock may decline.
If we are unable to sustain our revenue growth rate, we may not maintain profitability in the future.
Although our revenue growth rate has increased in certain recent periods, even if our revenue increases in the future to higher levels on an absolute basis, our revenue growth rate may decline. As we grow our business, our revenue growth rate may slow in future periods due to a number of reasons. Any success that we may experience in the future will depend in large part on our ability to, among other things:
•maintain and expand our customer base;
•increase revenue from existing customers through increased or broader use of our services;
•provide high-quality services to customers;
•improve the performance and capabilities of our services through research and development;
•develop new services;
•maintain the rate at which customers purchase our subscriptions;
•identify and acquire or invest in new businesses, products or technologies that we believe could complement or expand our platform;
•continue to successfully expand our business; and
•successfully compete with other companies.
If we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to maintain profitability. You should not rely on our revenue for any prior quarterly or annual periods as any indication of our future revenue or revenue growth.
Our future quarterly results of operations may fluctuate significantly due to a wide range of factors, which makes our future results difficult to predict.
Our revenue and results of operations have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control, including:
•the number of business formations;
•the level of demand for our services;
•the rate of renewal of subscriptions with, and extent of sales of additional subscriptions to, existing customers;
•customers failing to renew their subscriptions;
•the size, timing and terms of our subscription agreements with existing and new customers;
•the timing and growth of our business, in particular through our hiring of new employees;

•changes in stock-based compensation expense;
•the timing of our adoption of new or revised accounting pronouncements and the impact on our results of operations;
•the introduction of new products and product enhancements by existing competitors or new entrants into our markets, and changes in pricing for solutions offered by us or our competitors;
•network outages, security breaches, technical difficulties or interruptions with our platform;
•changes in the growth rate of the markets in which we compete;
•the mix of subscriptions and services sold during a period;
•customers delaying purchasing decisions in anticipation of new developments or enhancements by us or our competitors or otherwise;
•changes in customers’ budgets;
•seasonal variations related to sales and marketing and other activities;
•our ability to attract new customers or retain existing customers;
•our ability to increase, retain and incentivize the strategic partners that market and sell our platform;
•our ability to control costs, including our operating expenses;
•our ability to hire, train and maintain our customer care specialists and direct sales force;
•unforeseen litigation, regulatory actions, and intellectual property infringement claims;
•the rate of failure for small businesses;
•changes in governmental or other regulations affecting our business;
•variations in our provision for income taxes, which may be affected by the mix of income we earn in the United States and in jurisdictions with comparatively lower tax rates, the effects of stock-based compensation, the effects of changes in our business, and the impact of changes in tax laws or judicial or regulatory interpretations of tax laws;
•adverse economic and market conditions, such as those related to the current COVID-19 pandemic, currency fluctuations, and adverse global events; and
•general economic and political conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers operate.
Fluctuations in our quarterly operating results and the price of our common stock may be particularly pronounced in the current economic environment due to the uncertainty caused by the current COVID-19 pandemic and its potential future impact on consumer spending patterns, the success of small businesses and the formation of new small businesses, as well as the impacts of the reopening of the offline economy and lessening of restrictions on movement and travel. For example, starting in the second quarter of 2020, we saw tailwinds driven by the COVID-19 pandemic as individuals and small businesses turned to online services given the relative inaccessibility of offline alternatives. Fluctuations in our quarterly operating results may cause those results to fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the price of our common stock to decline. Fluctuations in our results could also cause a number of other problems. For example, analysts or investors may change their models for valuing our common stock, particularly post-pandemic, we could experience short-term liquidity issues, our ability to retain or attract key personnel may diminish, and other unanticipated issues may arise.
We believe that our quarterly operating results may vary in the future and that period-to-period comparisons of our operating results may not be meaningful. For example, our overall historical growth rate and the impacts of the COVID-19 pandemic may have overshadowed the effect of seasonal variations on our historical operating results. Any seasonal effects may change or become more pronounced over time, which could also cause our operating results to fluctuate. You should not rely on the results of any given quarter as an indication of future performance.
We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to maintain profitability.
Since inception, we have incurred an accumulated deficit and may incur net losses in the foreseeable future. At September 30, 2021, we had an accumulated deficit of $727.2 million.
We will need to generate and sustain increased revenue levels in future periods in order to maintain or increase our level of profitability. We expect our operating expenses to increase as we expand our operations. Furthermore, as a public company, we will incur legal, accounting and other expenses that we did not incur as a private company. If our revenue and gross profit do not continue to grow at a greater rate than our operating expenses, we will not be able to maintain or increase profitability. We may incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other factors that may result in losses in future periods. If our expenses exceed our revenue, we would not maintain profitability and our business may be harmed.
If we fail to provide high-quality services, customer care and customer experience and add new services that meet our customers’ expectations, we may not be able to attract and retain customers.
In order to increase revenue and maintain profitability, we must attract new customers and retain existing customers. The rate at which new and existing customers purchase and renew subscriptions to our services depends on a number of factors, including those outside of our control. The quality and value of our services, customer care and customer experience, as well as the quality and accuracy of the services provided by our accountants and the independent attorneys who participate in our and our partner’s networks, are critical to our ability to attract and retain customers.
We have made substantial investments in developing our websites, mobile platform, legal documents, educational content, customer relationship management, automated supply chain and fulfillment, integrated digital workflow management and other dynamic online processes that comprise our online legal platform to improve the quality of our services, customer care and customer experience. We also intend to add new services and enhance our existing product and services. For example, in October 2020, we introduced LZ Tax, a LegalZoom fulfilled tax advisory service. We may fail to attract new customers or lose existing customers if current or future development efforts or services fail to meet changing customer preferences on a timely basis or if the independent attorneys who participate in our legal services plan, or legal plan, or the tax experts who complete the tax preparation services in our network fail to provide accurate, high-quality services, customer care and customer experience. In addition, larger enterprises may demand more support services and features, which puts additional pressure on us to satisfy the increased support required for these customers. If we are unable to attract new customers or lose existing customers, our business, results of operations, financial condition and future prospects would be adversely affected.
Additionally, we offer many forms of documents on our platform, such as business formations and wills, which must comply with the latest local jurisdiction requirements. While we have never experienced defects that have resulted in material liability, if there is a defect in any of our forms, or if we fail to timely update our forms to comply with new or modified jurisdiction requirements, this could result in negative consequences to our customers, legal liability, harm our brand and adversely affect our business, results of operations, financial condition and future prospects.
The independent attorneys who participate in our legal plans and attorneys who fulfill our attorney assisted legal offerings, as well as accountants who fulfill our tax offering, are critical to the success of our business. The failure or perceived failure of these independent attorneys and accountants to satisfy customer expectations could impede our ability to attract and retain customers. Further, the independent attorneys who participate in our legal plans and attorneys who fulfill our attorney assisted legal offerings have duties both to the courts and their clients. These duties, including the associated responsibilities, such as confidentiality and the rules relating to the attorney-client and attorney work product privileges, are paramount. Although we have not experienced this problem to date, there could be circumstances in which the attorneys who participate in our network and fulfill the attorney assisted offerings believe that in order to comply with these duties they may have to act against the interests of our stockholders and the short-term profitability of our business.
In addition, because our platform is available over the internet or on mobile networks, we need to continually modify and enhance our platform to keep pace with changes in internet-related hardware, software, communications and database technologies and standards. If we are unable to respond in a timely and cost-effective manner to these rapid technological developments and changes in standards, our platform may become less marketable, less competitive or obsolete, and our business, results of operations, financial condition and future prospects would be harmed. If new technologies emerge that are able to deliver competitive services at lower prices, more efficiently, more conveniently or more securely, such technologies could adversely impact our ability to compete. Our platform must also integrate with a variety of network, hardware, mobile, and software platforms and technologies, and we need to continually modify and enhance our services to adapt to changes and innovation in these technologies. Any failure of our platform to operate effectively with future infrastructure platforms and technologies could reduce the demand for our platform. If we are unable to respond to these changes in a cost-effective manner, our platform may become less marketable, less competitive or obsolete, and our business, results of operations, financial condition and future prospects may be adversely affected.
If we do not continue to innovate and provide a platform that is useful to our customers, we may not remain competitive, and our results of operations could suffer.
Our success depends on continued innovation to provide features that make our platform useful for our customers. We must continue to invest resources in technology and development in order to continually improve the simplicity and effectiveness of our platform. We may introduce significant changes to our platform or develop and introduce new and unproven services, including using technologies with which we have little or no prior development or operating experience. We have in the past invested resources and introduced new services that have failed to produce the customer interest that we expected, and we have since removed these services from our platform. If we are unable to continue offering innovative solutions or if new or enhanced solutions fail to engage our customers, we may be unable to attract additional customers or retain our current customers, which may adversely affect our business, results of operations, financial condition or future prospects.
Our business depends on business formations.
Our success significantly depends on business formations. The majority of our transaction revenue is generated by providing formation services to guide our customers through the transition from being aspiring business owners to actually launching their entities. In each of 2019 and 2020 as well as for the nine-months periods ended September 30, 2020 and 2021, business formations represented the largest share of our total transaction orders. The number of business formations on our platform could decline or fluctuate as a result of a number of factors, including an overall decline in the number of U.S. business formations, an economic downturn, increased competition, regulatory obstacles, changes in law (including changes in tax laws and regulations) and dissatisfaction with our services. Any decline in the overall number of business formations or the number of business formations on our platform may adversely affect our business, results of operations, financial condition or future prospects.
Our subscription services are highly dependent upon our transaction products.
For the past few years, a significant amount of our revenue has been derived from our subscription services. In 2020 and the nine months ended September 30, 2021, approximately 50% of our revenue came from subscriptions. Subscriptions have primarily originated from transactional customers who opted to become subscribers. However, we may not be able to predict whether sufficient numbers of our existing or new customers will continue to subscribe to our registered agent services, legal plans or other subscription services, or if they will continue to subscribe at the same rate. If we are unable to continue to convert our transactional customers to subscribers, our business, results of operations, financial condition and future prospects would be adversely affected.
Our business depends substantially on our subscribers renewing their subscriptions with us and expanding their use of our platform.
A large portion of our revenue stream comes from our subscriptions for small businesses and individuals. For us to maintain or improve our operating results, it is important that we retain our existing customers and that our subscribers renew their subscriptions with us when the existing subscription term expires. Our subscribers have no obligation to renew their subscriptions upon expiration, and we cannot assure you that subscribers will renew subscriptions at the same or a higher level of service, if at all.
We cannot accurately predict renewal rates. Our retention rate may decline or fluctuate as a result of a number of factors, including subscribers’ satisfaction or dissatisfaction with our platform, the effectiveness of our customer support services, the quality and perceived quality of the services provided by our tax professionals and the independent attorneys who participate in our legal plan network, the attorneys who fulfill our attorney assisted offering, our pricing, the prices of competing products or services, the effects of global economic conditions, regulatory changes and reductions in subscribers’ spending levels. If we are unable to attract new subscribers to grow our subscription services, if subscribers cancel their subscriptions at a higher rate than anticipated or do not renew their subscriptions or renew on less favorable terms, our business, results of operations, financial condition and future prospects would be adversely affected. If our renewal rates fall below the expectations of the public market, securities analysts or investors, the price of our common stock could also be harmed.
Our business depends on our ability to drive additional purchases and cross-sell to paying customers.
Our future success depends on our ability to expand our relationships with our customers by selling additional solutions to serve their needs, by offering more subscription products that increase engagement. This may require more sophisticated and costly sales efforts. Similarly, the rate at which our customers purchase additional services from us depends on a number of factors, including general economic conditions and customer reaction to pricing of these services. If our efforts to sell additional services to our customers are not successful, our business, results of operations, financial condition or future prospects may be harmed.
The legal solutions market is highly competitive.
We operate in a very competitive industry. We face intense competition from law firms and solo attorneys, online legal document services, legal plans, secretaries of state, tax preparation companies and other service providers. The online legal solutions market is evolving rapidly and is becoming increasingly competitive. Other companies that focus on the online legal document services market or business formations, such as BizFilings, LegalShield, MyCorporation, and RocketLawyer, and law firms that may elect to pursue the online legal document services market, can and do directly compete with us. Law firms and solo attorneys, who provide in-person consultations and are able to provide direct legal advice that we cannot offer due to laws and regulations regarding the unauthorized practice of law, or UPL, compete with us offline and have or may develop competing online legal services. We compete in the registered agent services business with several companies that target small businesses, including Wolters Kluwer, and these competitors have extensive experience in this market. In addition, if U.S. state agencies increase their offerings of free and easy-to-use business formation services, such as LLC formations and other document filings, or filing portals to the public, it could have a significant adverse effect on our business, financial condition or results of operations. For example, states such as Nevada and Louisiana offer online portals where consumers may file their articles of organization for free other than filing fees. We also compete in tax advisory service business with several companies, including H&R Block and Jackson Hewitt.
We may also face potential competition from large internet providers, such as Amazon or Alphabet, who may choose to enter into the online legal solutions business. These businesses have disrupted multiple industries and routinely enter new verticals. While they have no particular expertise in providing legal solutions online, their extensive resources and brand recognition would make them formidable competitors and could adversely affect our business.
Our direct and indirect competitors, whether they are online legal document providers, legal plan providers, law firms, accounting firms, solo attorneys or large internet providers, may also be developing innovative and cost-effective services, including automated corporate formation document processing, that target our existing and potential customers. We expect to face increasing competition from offline and online legal services providers in our market, and our failure to effectively compete with these providers could result in revenue reductions, reduced margins, and loss of market share, any of which could materially and adversely affect our business, results of operations, financial condition and future prospects.
Our business depends on our brand and reputation.
We believe our brand has contributed to the success of our business and we have made substantial investments to build and strengthen our brand and reputation. Maintaining and enhancing the LegalZoom brand and our reputation is critical to growing and retaining our customer base. Regulatory proceedings, consumer claims, litigation, customer complaints or negative publicity through word-of-mouth, social media outlets, blogs, the Better Business Bureau and other sources related to our business practices, as well as customer care, data privacy and security issues, or reputation of our endorsers, irrespective of their validity, could diminish confidence in our services and adversely affect our brand and reputation and our ability to attract and retain customers.
Our services, as well as those of our competitors, are regularly reviewed and commented upon by online and social media sources. Negative reviews, or reviews in which our competitors’ services are rated more highly than ours, irrespective of their accuracy, could negatively affect our brand and reputation. We have in the past received negative reviews wherein our customers expressed dissatisfaction with our services, including dissatisfaction with our customer support, our billing policies and the way our subscriptions operate, and we may receive similar reviews in the future. If we do not handle customer complaints effectively, our brand and reputation may suffer. We may lose our customers’ confidence, they may choose not to renew their subscriptions or additional services from us, and we may fail to attract new customers. In addition, maintaining and enhancing our brand and reputation may require us to incur significant expenses and make substantial investments, which may not be successful. If we fail to successfully promote and maintain our brand and reputation, or if we incur excessive expenses in doing so, our business, results of operations, financial condition and future prospects may be adversely affected.
Furthermore, our brand and reputation are in part reliant on third parties, including the independent attorneys and accountants who participate in our and our partners' networks. The failure or perceived failure of these attorneys and accountants to satisfy customer expectations could negatively impact our brand and reputation.
If our marketing efforts are unsuccessful, our ability to attract new customers or retain existing customers may be adversely affected, which may adversely affect our business, results of operations, financial condition and future prospects.
Our ability to attract new customers and retain existing customers depends in large part on the success of our marketing channels. Our primary marketing channels that generate traffic for our websites include search engine marketing, television, radio and our inside sales team.
We rely on both algorithmic and paid listing internet search results to drive customer traffic to our websites. Algorithmic listings are determined and displayed solely by a set of formulas designed by internet search engine companies, such as Google and Bing. Paid listings can be purchased and then are displayed if particular words or terms are included in a customer’s internet search. We bid on words or terms we expect customers will use to search for our services in a search engine’s auction system for preferred placement on its results page. Placement in paid listings is generally not determined solely on the bid price, but also considers the search engine's assessment of the quality of the website featured in the paid listing and other factors. Our ability to maintain or increase customer traffic to our websites from internet search engines is not entirely within our control. For example, internet search engines sometimes revise their algorithms to optimize their search result listings or maintain their internal standards and strategies. Changes in search algorithms could cause our websites to receive less favorable placement and reduce traffic to our websites. In addition, we bid for paid listings against our competitors and third parties that may outbid us for preferred placement, which could adversely impact advertising efficiency and customer acquisition efforts. If competition for paid listings increases, we may be required to increase our marketing expenses or reduce the number or prominence of these paid listings. If we reduce our internet search engine advertising, the number of customers who visit our websites could decline significantly. Additionally, changes in regulations could limit the ability of search engines and social media platforms, including but not limited to Google and Facebook, to collect data from users and engage in targeted advertising, making them less effective in disseminating our advertisements to our target customers.
A reduction or loss of any of our advertising channels may adversely affect our ability to attract new customers, which could adversely affect our business, results of operations, financial condition and future prospects.
We depend on top talent, including our senior management team, to grow and operate our business, and if we are unable to hire, retain and motivate our employees, we may not be able to grow effectively, which may adversely affect our business and future prospects.
Our future success will depend upon our continued ability to identify, hire, develop, motivate and retain top talent. Competition for such talent is intense. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications which may, among other things, impede our ability to execute our growth strategies. If we are not able to effectively attract and retain quality employees, our ability to achieve our strategic objectives will be adversely impacted, our brand or reputation could suffer, and our business may be adversely affected. Our ability to execute efficiently depends upon contributions from all of our employees and our senior management team. In addition, from time to time, there may be changes in our senior management team that may be disruptive to our business. If our senior management team, including any new hires that we may make, fails to work together effectively and execute our plans and strategies on a timely basis, our business and future prospects may be adversely affected.
If we cannot attract additional, qualified independent attorneys to participate in our legal plan network to service the needs of our legal plan subscribers and qualified certified public accountants, enrolled agents, and tax professionals to service the needs of our subscribers, or if these attorneys, accountants and tax professionals encounter regulatory issues that prevent them from being able to service the needs of our customers, we may not be able grow and maintain our legal plan subscription business effectively and our business, revenue, results of operations and future prospects may be adversely affected.
Our business and success depend in part on our strategic relationships with third parties, including our partner ecosystem, and our business would be harmed if we fail to maintain or expand these relationships.
We depend on, and anticipate we will continue to depend on, various third-party relationships to sustain and grow our business. For example, we partner with a variety of third parties to provide business license services, bookkeeping services, credit card and banking services, productivity tools and business insurance, among others. Our sales and our customers’ user experience are dependent on our ability to connect and integrate easily to such third-party solutions. We may fail to retain and expand relationships for many reasons, including due to third parties’ failure to maintain, support, or secure their technology platforms in general, restrictions imposed by regulatory compliance, and our integrations in particular. Any such failure could harm our relationship with our customers, our reputation and brand, our business and results of operations, and our future prospects.
As we seek to add different types of partners to our partner ecosystem, it is uncertain whether these third parties will be successful in building integrations, co-marketing our solutions to provide a significant volume and quality of lead referrals and orders, or continuing to work with us as their own products evolve. Identifying and negotiating new and expanded partner relationships requires significant resources. In addition, integrating third-party technology can be complex, costly, and time-consuming. Third parties may be unwilling to build integrations, and we may be required to devote additional resources to develop integrations for business applications on our own. The contracts applicable to third parties’ development tools may be unfavorable and add costs or risks to our business or may require us to push additional contract terms to our customers that affect our relationship with our customers. Providers of business applications with which we have integrations may decide to compete with us or enter into arrangements with our competitors, resulting in such providers withdrawing support for our integrations. In addition, any failure of our solutions to operate effectively with business applications could reduce the demand for our solutions and harm to our business. If we are unable to respond to these changes or failures in a cost-effective manner, our solutions may become less marketable, less competitive or obsolete, and our results of operations may be negatively impacted.
If we are unable to effectively manage and minimize errors, failures, interruptions or delays caused by third parties, or if our third-party service providers cease to do business with us, our ability to deliver services to our customers, business, brand and reputation and results of operations may be adversely affected.
We rely on third parties to fulfill portions of the services we offer and to support our operations. For example, we rely on government agencies, including secretary of state offices and the U.S. Patent and Trademark Office, to process business formation documents and intellectual property applications. If these agencies are unable or refuse to process submissions in a timely manner, including as a result of any government shutdowns or slowdowns, our brand and reputation may be adversely affected, or customers may seek other avenues for their business formation or intellectual property needs. We also utilize other third parties in connection with the fulfillment and distribution of our services, including the independent attorneys in our legal plan network, as well as accountants and tax professionals through our subscription plans, and a third party to support our registered agent subscription services. Our platform also interoperates with certain third-party sites. As a result, our results may be affected by the performance of those parties and the interoperability of our platform with other sites. If certain third parties limit certain integration functionality, change their treatment of our services at any time, or experience quality issues, such as bugs and defects, our revenue, results of operations and future prospects may be adversely affected.
In addition, we may be unable to renew or replace our agreements with these third parties on comparable terms, or at all. Moreover, we cannot guarantee that the parties with which we have relationships can and will continue to devote the resources necessary to operate and expand our platform. Further, some of these third parties offer, or could offer, competing services or also work with our competitors. As a result of these factors, many of these third parties may choose to develop alternative services in addition to, or in lieu of, our platform, either on their own or in collaboration with others, including our competitors. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete or our revenue, results of operations and future prospects may be adversely affected. Even if we are successful in establishing and maintaining these relationships with third parties, we cannot ensure that these relationships will result in increased usage of our platform or increased revenue. We may also be held responsible for obligations that arise from the actions or omissions of these third parties.
We also utilize various types of data, technology, intellectual property and services licensed or otherwise obtained from unaffiliated third parties in order to provide certain elements of our solutions. We exercise limited control over these third parties, which increases our vulnerability to problems with the services they provide for us and to security incidents or breaches affecting the data and information they hold or process on our behalf. Any errors or defects in any third-party data or other technology could result in errors in our solutions that could harm our business, damage our reputation and result in losses in revenue, and we could be required to undertake substantial additional research and expend significant development resources to fix any problems that arise. In addition, such licensed data, technology, intellectual property and services may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of these on commercially reasonable terms, or at all, could result in delays in producing or delivering our solutions until equivalent data, technology, intellectual property or services are identified and integrated, which delays could harm our business. In this situation we would be required to either redesign our solutions to function with such equivalent data, technology, intellectual property or services available from other parties or to develop these components or services ourselves, which would result in increased costs and potential delays in service. Furthermore, we might be forced to limit the features available in our current or future solutions. If we fail to maintain or renegotiate any of these data, technology or intellectual property licenses or services, we could face significant delays and diversion of resources in attempting to develop similar or replacement technology, or to license and integrate a functional equivalent of the relevant data, technology, intellectual property or service. The occurrence of any of these events may have an adverse effect on our business, financial condition, results of operations and future prospects.
Our failure to successfully address the evolving market for transactions on mobile devices and to build mobile products could harm our business.
A significant and growing portion of our customers access our platform through mobile devices. Almost half of our traffic is through mobile devices. The number of people who access the internet and purchase services through mobile devices, including smartphones and handheld tablets or computers, has increased significantly in the past few years and is expected to continue to increase. If we are not able to provide customers with the experience and solutions they want on mobile devices, we may not be able to attract or retain customers or convert our website traffic into customers and our business may be harmed.
While we have created mobile applications and versions of some of our web content, if these mobile applications and versions are not well received by customers, or if they don’t offer the information, services and functionality required by customers that widely use mobile devices, our business may suffer and we may experience difficulty in attracting and retaining customers. In addition, we face different fraud risks and regulatory risks from transactions sent from mobile devices than we do from personal computers. If we are unable to effectively anticipate and manage these risks, our business, results of operations, financial condition and future prospects may be harmed.
We may acquire or invest in companies, which may divert our management’s attention and result in additional dilution to our stockholders.
We have in the past acquired or invested in businesses, products or technologies that we believed could complement or expand our current platform, enhance our technical capabilities or otherwise offer growth opportunities. As part of our business strategy, we may in the future continue to seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our services, enhance our technical capabilities or otherwise offer growth opportunities. The risks we face in connection with acquisitions, whether or not they are consummated, include:
•an acquisition may negatively affect our results of operations because it may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences, may expose us to claims and disputes by stockholders and third parties, including intellectual property claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition;

•we may encounter difficulties or unforeseen expenditures in integrating the business, technologies, products, personnel or operations of any company that we acquire, particularly if key personnel of the acquired company decide not to work for us;
•we may not be able to realize anticipated synergies;
•an acquisition may disrupt our ongoing business, divert resources, increase our expenses and distract our management;
•an acquisition may result in a delay or reduction of customer purchases for both us and the company acquired due to customer uncertainty about continuity and effectiveness of service from either company;
•we may encounter challenges integrating the employees of the acquired company into our company culture;
•we may find it difficult to, or may be unable to, successfully sell any acquired services or products;
•our use of cash to pay for acquisitions would limit other potential uses for our cash;
•if we incur debt to fund any acquisitions, such debt may subject us to material restrictions on our ability to conduct our business due to new financial maintenance and other covenants; and
•if we issue a significant amount of equity securities in connection with future acquisitions, existing stockholders may be diluted and earnings per share may decrease.
We have in the past faced these difficulties in connection with successfully integrating some of our acquisitions and we may face similar problems in the future. We may also decide to restructure, divest or sell businesses, products or technologies that we have acquired or invested in. The occurrence of any of these risks could have an adverse effect on our business, results of operations, financial condition and future prospects and could adversely affect the market price of our common stock.
Our focus on the long-term best interests of our company and our consideration of all of our stakeholders, including our stockholders, customers, employees, and other stakeholders that we may identify from time to time, may conflict with short- or medium-term financial interests and business performance, which may negatively impact the value of our common stock.
We believe that focusing on the long-term best interests of our company and our consideration of all of our stakeholders, including our stockholders, customers, partners, the communities in which we operate, and other stakeholders we may identify from time to time, is essential to the long-term success of our company and to long-term stockholder value. Therefore, we have made decisions, and may in the future make decisions, that we believe are in the long-term best interests of our company and our stockholders, even if such decisions may negatively impact the short- or medium-term performance of our business, results of operations, and financial condition or the short- or medium-term performance of our common stock. Our commitment to pursuing long-term value for our company and our stockholders, potentially at the expense of short- or medium-term performance, may materially adversely affect the trading price of our common stock, including by making owning our common stock less appealing to investors who are focused on returns over a shorter time horizon. Our decisions and actions in pursuit of long-term success and long-term stockholder value, which may include changes to our platform to enhance the experience of our customers, partners and the communities in which we operate, including by improving the trust and safety of our platform, enable equitable access to legal and compliance services, investing in our relationships with our customers, partners, and employees, investing in and introducing new services, or changes in our approach to working with local or national jurisdictions on laws and regulations governing our business, may not result in the long-term benefits that we expect, in which case our business, results of operations, and financial condition, as well as the trading price of our common stock, could be materially adversely affected.
We may not effectively ensure that online services and physical locations are protected from significant outages, denial or degradation of service attacks, natural disasters, including adverse weather conditions, and other disruptions, any of which could adversely affect our brand and reputation, business, results of operations, financial condition and future prospects.
A key element of our continued growth is the ability of our customers to access our websites and mobile applications and our ability to fulfill orders placed through such platforms. Our systems may not be adequately designed with the necessary reliability to avoid performance delays, disruptions or outages that could be harmful to our business. In addition, any steps we take to increase the reliability and redundancy of our systems may be expensive and may not be successful in preventing system failures. At times we have experienced, or may in the future experience, website disruptions, outages, and other performance problems due to a variety of factors, including infrastructure maintenance, human or software errors, ransomware attacks, capacity constraints, denial of service, fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these website or mobile application performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our website or mobile application performance, especially during peak usage times, if the number of online services we offer increases, our services become more complex, or our customer traffic grows.

If our websites or mobile applications are unavailable when customers attempt to access them, our customers may seek other solutions to address their needs and may not return to our websites or mobile applications in the future. To the extent that we do not effectively address future capacity constraints, upgrade and protect our systems, and continually develop our online legal platform to accommodate actual and anticipated technology changes, our brand and reputation, business, results of operations, financial condition and future prospects could be adversely affected.
In particular, our online services may be vulnerable to denial or degradation of service attacks or ransomware attacks, which are designed to adversely impact our operations by reducing the capacity or availability of our IT systems, the speed of operations of online services or disrupt the public’s ability to access websites or applications. Although we have taken steps to prevent these attacks and mitigate their potential impact on our systems and operations, such steps may be ineffective to prevent service disruptions or outages. We have experienced denial-of-service attacks in the past, and we may be subject to additional attacks or threats of attacks in the future. Any similar events or failure to maintain performance, reliability, security and availability of our legal document services and online technology platform to the satisfaction of our customers may harm our brand and reputation, as well as our ability to retain existing customers and attract new customers, which could adversely affect our business, results of operations, financial condition and future prospects. Further, if our customers are unable to access the information they store on our platform for even limited periods of time, data protection laws may require us to notify regulators and affected individuals, which may increase the likelihood of regulatory investigations into our data protection practices, loss of customers, litigation and other liabilities.
Our operations and online services also rely on the continued functioning and accessibility of certain physical locations, including our product fulfillment locations and data centers, which are vulnerable to damage or interruption from natural disasters, adverse weather conditions, power losses, telecommunication failures, terrorist attacks, human errors, break-ins and similar events. The occurrence of a natural disaster or other unanticipated problems at our facilities could result in lengthy interruptions in our services. We may not be able to efficiently relocate our fulfillment and delivery operations due to disruptions in service if one of these events occurs and our insurance coverage may be insufficient to compensate us for such losses. Because the Los Angeles area, where our corporate and executive headquarters is located, is in an earthquake fault zone and because both the Los Angeles area and Austin, Texas, where our operational headquarters is located, are subject to the increased risk of wildfires, tornadoes and power outages, we are particularly sensitive to the risk of damage to, or total destruction of, our primary offices and two of our key fulfillment and delivery centers. Although we are insured up to certain limits against any certain losses or expenses that may result from a disruption to our business due to earthquakes or wildfires, either of these events, if incurred, could adversely affect our business, results of operations, financial condition and future prospects.
We have been or are involved in, and may in the future become involved in, litigation matters that are expensive and time consuming, and, if resolved adversely, could harm our brand and reputation, business, results of operations, financial condition or future prospects.
We have been or are involved in lawsuits and other actions brought by customers, purported competitors, regulators, and other parties alleging that we engage in the unauthorized practice of law, unfairly compete or otherwise violate the law. The plaintiffs in these actions generally seek monetary damages, penalties, and/or injunctive relief. While we have denied and continue to deny all of the allegations and claims asserted in these proceedings, and we believe our services do not constitute the practice of law, unfairly compete or otherwise violate the law, we cannot predict the outcome of such proceedings or the amount of time and expense that will be required to resolve these and other proceedings. If such litigation were to be determined adversely to our interests, or if we were forced to settle such matters for a significant amount, such resolutions or settlements could have a negative effect on our business, results of operations, financial condition and future prospects. We anticipate that we will continue to be a target for such lawsuits in the future. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal, or we may decide to settle lawsuits on unfavorable terms. In addition, defending these claims is costly and can impose a significant burden on management and employees, and we may receive unfavorable preliminary or interim rulings in the course of litigation. Any such negative outcome could result in payments of substantial monetary damages or fines, injunctive relief, adverse effects on the market price of our common stock or changes to our products or business practices, and accordingly our brand and reputation, business, results of operations, financial condition or future prospects could be materially and adversely affected.
We also may encounter future claims. For example, our U.K. subsidiary operates as an alternative business structure, or ABS, which allows corporate entities to become licensed providers of reserved legal activities in that jurisdiction. As a result, our U.K. subsidiary may be susceptible to potential claims from clients, such as breach of contract, product liability, negligence or other claims. Any such claims could result in reputational damage or an adverse effect on our results of operations. In addition, while we believe this structure is legally permissible, it is generally untested in U.S. courts and we cannot assure you that it will insulate us from claims of CPL or UPL. Even though our U.K. subsidiary holds professional liability insurance, limiting its liability in accordance with its engagement letters with clients, such insurance and limitations in liability may not insure or protect against all potential claims or sufficiently indemnify us or our U.K. subsidiary for all liability that may be incurred. Any such liability, inclusive of the costs and expenses that may be incurred in defending any such claims, that exceeds the insurance coverage could have a material adverse effect on our business, results of operations, financial condition, or future prospects. These same risks may emerge with respect to our US subsidiary, LZ Legal Services, LLC, which was recently licensed on September 30, 2021 as an Arizona ABS, but is not yet operational.
Furthermore, our employees may, from time to time, bring lawsuits against us regarding injuries, a hostile workplace, discrimination, wage and hour disputes, sexual harassment, or other employment issues. In recent years there has been an increase in the number of discrimination and harassment claims against employers generally. Coupled with the expansion of social media platforms, employer review websites and similar devices that allow individuals access to a broad audience, these claims have had a significant negative impact on some businesses. Certain companies that have faced employment- or harassment-related claims have had to terminate management or other key personnel and have suffered reputational harm that has negatively impacted their business, including their ability to attract and hire top talent. If we were to face any employment- or harassment-related claims, our business could be negatively affected in similar or other ways.
As we face increasing competition and gain an increasingly high profile, including as a result of our IPO, third parties may make intellectual property rights claims, file lawsuits or initiate regulatory actions or other proceedings against us. In addition, we may introduce new services, including in areas where we currently do not compete, which could increase our exposure to lawsuits, regulatory actions, or intellectual property claims. Defending against lawsuits, regulatory actions, and other intellectual property claims is costly and can place a significant burden on management and employees. If such claims are made against us, there can be no assurances that favorable final outcomes will be obtained and, if resolved adversely, may result in changes to or discontinuance of some of our services, potential liabilities or additional costs, which could adversely affect our business, results of operations, financial condition and future prospects.
We are subject to risks related to accepting credit and debit card payments that may harm our business or expose us to additional costs and liabilities.
We accept payments from our customers primarily through credit and debit card transactions. Our customers generally pay for transactions in advance by credit or debit card except for certain services provided under installment plans where we allow customers to pay for their order in two or three equal payments. For credit and debit card payments, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide payment processing services, including the processing of our credit and debit card transactions, and to provide payment collection services, and it could interrupt our business if these third parties become unwilling or unable to provide these services to us, or if we are otherwise unable to collect payments. For example, if our processing vendors have problems with our billing software or the billing software malfunctions, we could lose customers who subscribe to our legal plans, registered agent services and other subscription services, which could decrease our revenue. In addition, if our billing software fails to work properly and, as a result, we do not automatically charge our subscribers’ credit cards on a timely basis or at all, our revenue could be adversely affected.
We are also subject to payment card industry rules, certification requirements and rules governing electronic funds transfer, any of which could change or be reinterpreted to make it more difficult for us to comply. Our failure to comply fully with these rules or requirements may subject us to fines, higher transaction fees, penalties, damages, and civil liability and may result in the loss of our ability to accept credit and debit card payments, which could have a material adverse effect on our business, results of operations, financial condition and future prospects.
Risks Relating to Our Financial Condition, Indebtedness and Capital Requirements
Our business is subject to seasonal fluctuations that may cause our results of operations to vary from period to period.
Many of the factors that contribute to seasonal fluctuations in our results of operations are out of our control. We have experienced, and expect that we will continue to experience, seasonality in the number of orders placed and when we enter into subscription agreements with customers. Customers tend to place a higher number of orders and enter into new or renewed subscriptions in the first quarter of the year, which is when we believe the demand for forming businesses is the highest. Further seasonality is reflected in the timing of our revenue recognition in the second quarter, when we typically recognize a high amount of revenue from orders placed in the first quarter but fulfilled in the second quarter. Also, we generally see demand for our services decline around the beginning of the third quarter as a result of summer vacations and in the last two months of the fourth quarter as a result of the winter holidays. Seasonality in our business may cause period-to-period fluctuations in certain of our operating results and financial metrics and thus limit our ability to predict our future results.
Our results of operations may not immediately reflect downturns or upturns in sales because we recognize revenue from our customers over the term of their paid subscriptions with us.
We recognize revenue from paid subscriptions to our services over the respective term of the subscription period. After a short introductory trial period, if any, most paying subscribers make a one-year subscription commitment, with the upcoming annual subscription fee paid upon subscribing. As a result, much of our revenue is generated from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. Consequently, a shortfall in demand for our services or a decline in new or renewed subscriptions in any one quarter may have a small impact on the revenue that we recognize for that quarter but could negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and potential changes in our pricing policies or rate of customer expansion or retention may not be fully reflected in our results of operations until future periods. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the life of the subscription agreement. As a result, growth in the number of customers could continue to result in our recognition of higher costs and lower revenue in the earlier periods of our subscription agreements. Finally, our subscription-based revenue model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers and significant increases in the size of subscriptions with existing customers must be recognized over the applicable subscription term.
We track certain financial and operating metrics with internal systems and tools and do not independently verify such metrics. Certain of our financial and operating metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.
We track certain financial and operating metrics, including key business metrics such as number of transactions, number of subscription units and average revenue per customer, with internal company data, systems and tools that are not independently verified by any third party. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. If the internal systems and tools we use to track these metrics undercount or over count performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our services are used across large populations globally. For example, there are customers who have multiple subscriptions, which we treat as multiple subscription units for purposes of calculating our subscription units.
In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If our financial and operating metrics are not accurate representations of our business, or if we discover material inaccuracies in our metrics, our reputation may be harmed, and our business, results of operations, financial condition and future prospects could be adversely affected.
We are in the process of implementing an Enterprise Resource Planning, or ERP, software system and challenges with the implementation of the system may impact our business and operations.
We are in the process of implementing a company-wide ERP software program and the related infrastructure to support future growth and to integrate our processes. Our ERP software program has involved, and will continue to involve, substantial expenditures on system hardware and software, as well as design, development and implementation activities. The implementation of the ERP software program may prove to be more difficult, costly, or time consuming than expected, and it is possible that the system will not yield the benefits anticipated. Any disruptions, delays or deficiencies in the design and implementation of our new ERP software program could materially impact our operations and adversely affect our ability to process orders, fulfill contractual obligations or otherwise operate our business. Additionally, future cost estimates related to our new ERP software system are based on assumptions that are subject to wide variability.
We have identified material weaknesses in our internal control over financial reporting and, if we fail to remediate these material weaknesses, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence and the price of our common stock.
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
The material weaknesses we identified are listed below:
•We did not maintain an effective control environment. Specifically, we did not maintain sufficient accounting resources commensurate with our structure and financial reporting requirements. This material weakness contributed to the additional material weaknesses below.
•We did not design and maintain effective controls to address the initial application of complex accounting standards and accounting of non-routine, unusual or complex events and transactions.
•We did not design and maintain effective controls over our financial statement close process. Specifically, we did not design and maintain effective controls over certain account analyses and account reconciliations.
These material weaknesses resulted in adjustments to our current and prior year financial statements primarily related to debt extinguishment costs, goodwill, revenue, accounts receivable, foreign exchange expense and deferred revenue, and could result in a misstatement of any account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

We are in the early stages of designing and implementing a plan to remediate the material weaknesses identified. Our plan includes:
•hiring additional experienced accounting, financial reporting and internal control personnel and changing roles and responsibilities of our personnel as we transition to being a public company and are required to comply with Section 404 of the Sarbanes Oxley Act of 2002, or Section 404. We have recently hired additional resources and we have engaged a third-party consulting firm to assist us with our formal internal control plan and provide staff augmentation of our internal audit function;
•implementing controls to enhance our review of significant accounting transactions and other new technical accounting and financial reporting issues and preparing and reviewing accounting memoranda addressing these issues; and
•implementing controls to enable an effective and timely review of account analyses and account reconciliations.
We cannot assure you that these measures will significantly improve or remediate the material weaknesses described above. The implementation of these remediation measures is in the early stages and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles and as a result the timing of when we will be able to fully remediate the material weaknesses is uncertain and we will not fully remediate these material weaknesses during 2021 and may not during 2022. If the steps we take do not remediate the material weaknesses in a timely manner, there could continue to be a reasonable possibility that these control deficiencies or others would result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis. This, in turn, could jeopardize our ability to comply with our reporting obligations, limit our ability to access the capital markets and adversely impact our stock price.
We and our independent registered public accounting firm were not required to perform an evaluation of our internal control over financial reporting as of December 31, 2020 in accordance with the provisions of the Sarbanes-Oxley Act of 2002. Accordingly, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required by reporting requirements under Section 404, in our annual report on Form 10-K for the year ended December 31, 2022. If we are unable to successfully remediate the existing material weakness in our internal control over financial reporting, the accuracy and timing of our financial reporting, and our stock price, may be adversely affected and we may be unable to maintain compliance with the applicable stock exchange listing requirements.
Implementing any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to effectively market and sell our services to new and existing customers.
If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may decline.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in our internal controls. In addition, beginning with our 2022 annual report on Form 10-K, which we expect to file with the SEC in the first quarter of 2023, we will be required to furnish a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, including but not limited to those previously identified and not fully remediated at the time of such assessment. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting beginning with our first annual report on Form 10-K following the date on which we are no longer an “emerging growth company.”
We have commenced the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, and we may not be able to complete our evaluation, testing and any required remediation in a timely fashion. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.
During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be additional material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be negatively affected, and we could be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which would also require additional financial and management resources. Failure to remedy any material weakness in our internal control over financial reporting or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
The agreement governing our 2021 Revolving Facility requires us to meet certain operating and financial covenants and places restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

The 2021 Revolving Facility that we entered into in July 2021 contains affirmative and negative covenants, indemnification provisions and events of default. The affirmative covenants include, among others, administrative, reporting and legal covenants, in each case subject to certain exceptions. The negative covenants include, among others, limitations on our and certain of our subsidiaries’ abilities to, in each case subject to certain exceptions:
•incur additional indebtedness and guarantee indebtedness;
•create or incur liens;
•pay dividends and distributions or repurchase capital stock;
•merge, liquidate and make asset sales;
•change lines of business;
•change our fiscal year;
•incur restrictions on our subsidiaries’ ability to make distributions and create liens;
•modify our organizational documents;
•make investments, loans and advances; and
•enter into certain transactions with affiliates.
The 2021 Revolving Facility also contains a financial covenant that requires us to maintain a total net first lien leverage ratio of 4.50:1.00 on the last day of any fiscal quarter during which our New Credit Facility usage exceeds 35% of the New Credit Facility capacity. As a result of the restrictions described above, we will be limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders or amend the covenants.
Our ability to comply with the covenants and restrictions contained in the 2021Revolving Facility may be affected by economic, financial and industry conditions beyond our control. The restrictions in the 2021 Revolving Facility may prevent us from taking actions that we believe would be in the best interests of our business and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. Even if the Revolving Facility is terminated, any additional debt that we incur in the future could subject us to similar or additional covenants.
The 2021 Revolving Facility includes customary events of default, including: failure to pay principal, interest or certain other amounts when due; material inaccuracy of representations and warranties; violation of covenants; specified cross-default and cross-acceleration to other material indebtedness; certain bankruptcy and insolvency events; certain events relating to ERISA; certain undischarged judgments; material invalidity of guarantees or grant of security interest; and change of control, in certain cases subject to certain thresholds and grace periods.
Our failure to comply with the restrictive covenants described above as well as other terms of our indebtedness could result in an event of default, which, if not cured or waived, could result in the lenders declaring all obligations, together with accrued and unpaid interest, immediately due and payable and take control of the collateral, potentially requiring us to renegotiate the 2021 Revolving Facility on terms less favorable to us. If we are forced to refinance these borrowings on less favorable terms or are unable to refinance these borrowings, our business, results of operations, financial condition and future prospects could be adversely affected. In addition, such a default or acceleration may result in the acceleration of any future indebtedness or result in the termination of certain other contracts with third parties, in each case to which a cross-acceleration or cross-default provision applies. If we are unable to repay our indebtedness, lenders having secured obligations, such as the lenders under the 2021 Revolving

Facility, could proceed against the collateral securing the indebtedness. In any such case, we may be unable to borrow under our 2021 Revolving Facility and may not be able to repay the amounts due under our 2021 Revolving Facility. This could have serious consequences to our business, results of operations, financial condition and future prospects and could cause us to become bankrupt or insolvent.
When LIBOR is discontinued, borrowing costs under the 2021 Revolving Facility or agreements governing any of our future indebtedness will be calculated using another reference rate, which may cause substantial uncertainty as to the effect of such replacement on our borrowing costs
On November 30, 2020, the Chief Executive of the U.K. Financial Conduct Authority, or FCA, which regulates LIBOR, announced that the FCA intends to cease the publication of one-week and two-month LIBOR by the end of 2021 and all other LIBOR tenors (overnight, one-month, three-month, six-month and 12-month) on June 30, 2023. In addition, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee consisting of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been a few transactions utilizing SOFR and similar rates, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR. LIBOR is used as a benchmark reference throughout the 2021 Revolving Facility. While the 2021 Revolving Facility provides fallback language in the event LIBOR ceases to be published, including the possibility of designation of a replacement rate by the administrative agent under the 2021 Revolving Facility, there is substantial uncertainty as to the effect of such replacement on our borrowing costs. In addition, in such event, we may need to renegotiate the 2021 Revolving Facility in order to determine the interest rate to replace LIBOR with the new standard that is established. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our borrowing costs or the effectiveness of certain related transactions such as hedges cannot yet be determined.
We are subject to fluctuations in interest rates.
Borrowings under the 2021 Revolving Facility are subject to variable rates of interest and expose us to interest rate risk. Sharp changes in interest rates could adversely affect us. In the future, we may enter into contractual arrangements designed to hedge our exposure to changes in interest rates. If we enter into derivative financial instruments to mitigate interest rate risk in the future, we may not maintain interest rate swaps, caps or other applicable financial instruments with respect to all of our indebtedness, and any financial instrument we enter into may not fully mitigate our interest rate risk, may prove disadvantageous or may create additional risks. If these hedging arrangements are unsuccessful, we may experience an adverse effect on our business, results of operations, financial condition and future prospects
Certain of our indebtedness may be denominated in foreign currencies, which subjects us to foreign exchange risk, which could cause our debt service obligations to increase significantly.
The 2021 Revolving Facility also permits borrowings denominated in Euros, GBP and other alternative currencies that may be approved by the administrative agent and revolving lenders. Such non-U.S. dollar-denominated debt may not necessarily correspond to the cash flow we generate in such currencies. Sharp changes in the exchange rates between the currencies in which we borrow and the currencies in which we generate cash flow could adversely affect us. In the future, we may enter into contractual arrangements designed to hedge a portion of the foreign currency exchange risk associated with any non-U.S. dollar-denominated debt. If these hedging arrangements are unsuccessful, we may experience an adverse effect on our business, results of operations, financial condition and future prospects.
Changes in tax laws or tax rulings could affect our financial condition, results of operations, and cash flows.
The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations or rulings, or changes in interpretations of existing laws and regulations, could affect our financial condition, results of operations and cash flows. For example, the 2017 Tax Cuts and the Tax Act made broad and complex changes to the U.S. tax code, including changes to U.S. federal tax rates, additional limitations on the deductibility of interest, both positive and negative changes to the utilization of NOL carryforwards, allowing for the expensing of certain capital expenditures, and putting into effect the migration from a “worldwide” system of taxation to a largely territorial system. The issuance of additional regulatory or accounting guidance related to the Tax Act could affect our tax obligations and effective tax rate in the period issued. In addition, many countries in Europe, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in the countries where we do business or require us to change the manner in which we operate our business
The Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Shifting Project, and issued a report in 2015, an interim report in 2018, and is expected to continue to issue guidelines and proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. Similarly, the European Commission and several countries have issued proposals that would change various aspects of the current tax framework under which we are taxed. These proposals include changes to the existing framework to calculate income tax, as well as proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue. For example, several countries have proposed or enacted taxes applicable to digital services, which could apply to our business.
Our ability to use our NOL carryforwards may be limited.
We have incurred substantial losses during our history and may not be able to maintain profitability. Unused U.S. federal NOLs for taxable years beginning before January 1, 2018, may be carried forward to offset future taxable income, if any, until such unused NOLs expire. Under the Tax Act, as modified by the CARES Act, U.S. federal NOLs incurred in taxable years beginning after December 31, 2017, can be carried forward indefinitely, but the deductibility of such U.S. federal NOLs in taxable years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will change their tax laws to conform to the Tax Act or the CARES Act.

At December 31, 2020, we had U.S. federal and state NOL carryforwards of $11.7 million and $49.8 million, respectively. Of the $11.7 million U.S. federal NOL carryforwards, $7.4 million may be carried forward indefinitely with utilization limited to 80% of taxable income. The remaining $4.3 million will begin to expire in 2031. The state NOL carryforwards begin to expire in 2022.

In addition, under Section 382 of Code and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards to offset its post- change income or taxes may be limited. We have completed a Section 382 study and have determined that none of our net operating losses will expire solely due to Section 382 limitations. However, we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which may be outside of our control. This could limit the amount of NOLs that we can utilize annually to offset future taxable income or tax liabilities. Subsequent ownership changes and changes to the U.S. tax rules in respect of the utilization of NOLs may further affect the limitation in future years. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
Changes in our effective tax rate or tax liability may have an adverse effect on our results of operations.
We are subject to income taxes in the U.S. and various foreign jurisdictions. The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are many transactions where the ultimate tax determination is uncertain. We believe that our provision for income taxes is reasonable, but the ultimate tax outcome may differ from the amounts recorded in our consolidated financial statements and may affect our financial results in the period or periods in which such outcome is determined.
Our effective tax rate could increase due to several factors, including:
•changes in the relative amounts of income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;
•changes in tax laws, tax treaties, and regulations or the interpretation of them, including the Tax Act and the CARES Act;
•changes to our assessment about our ability to realize our deferred tax assets that are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies, and the economic and political environments in which we do business;
•the outcome of current and future tax audits, examinations, or administrative appeals; and
•the effects of acquisitions.
Any of these developments could adversely affect our results of operations.
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.
New income, sales, use, or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified, or applied adversely to us. For example, the Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the CARES Act modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Risks Relating to Legal, Compliance and Regulatory Matters
Our business and services subject us to complex and evolving U.S. and foreign laws and regulations regarding the unauthorized practice of law, legal document processing, legal plans and other related matters.
Our business involves providing services that meet the legal and accounting needs of our customers and, as a result, is subject to a variety of complex and evolving U.S. and foreign laws and regulations, including the following:
•Our business model includes the provision of services that represent an alternative to traditional legal services, which subjects us to allegations of UPL. UPL generally refers to an entity or person giving legal advice that is not licensed to practice law or advertising their services as the practice of law. However, laws and regulations defining UPL, and the governing bodies that enforce UPL rules, differ among the various jurisdictions in which we operate and are often vague.
•In the U.S., we are unable to hire attorneys as employees to provide legal advice directly to our customers, because we do not meet certain regulatory requirements, such as being exclusively owned by licensed attorneys. In addition, we are currently unable to acquire a license to practice law in the U.S. Laws, regulations, and professional responsibility rules impose limitations on business transactions between attorneys and persons who are not licensed attorneys, including those related to the ethics of attorney fee-splitting and CPL. This position can be contrasted with that in the U.K., where we operate an ABS, which allows certain corporate entities to become licensed providers of reserved legal activities in that jurisdiction, pursuant to the U.K. Legal Services Act 2007, or the LSA. As the regulatory environment in the U.S. continues to evolve, we may consider implementing alternative structures to conduct our business in the United States. For example, the Arizona Supreme Court recently approved regulatory reform that will permit non-lawyers to co-own law firms and other legal service operations. While the structure would be legally permissible in Arizona, we cannot assure you that it will insulate us from claims of CPL or UPL in other jurisdictions. Our U.S subsidiary, LZ Legal Services, LLC, was licensed as an Arizona ABS on September 30, 2021, but is not yet operational.
•Regulation of legal document processing services and registered agent services varies among the jurisdictions in which we conduct business.
•Regulation of our legal plans varies considerably among the insurance departments, bar associations and attorneys general of each U.S. state. In addition, some U.S. states and federal agencies may seek to regulate our legal plans or other subscription plans.

Our business operations also subject us to laws and regulations relating to general business practices, and the manner in which we offer our services to customers subjects us to various consumer laws and regulations, including false advertising, payment laws, telephone sales, email marketing, automatic contract or subscription renewal, and deceptive trade practices.
The scope of these laws and regulations are often vague and broad, and their applications and interpretations are often uncertain and conflicting. Compliance with these disparate laws and regulations requires us to structure our business and services differently in certain jurisdictions. Additionally, these laws and regulations are evolving, and changes in such laws could require us to significantly change the ways in we structure our business and services. These laws and regulations could also make it more difficult for us to convert our transactional customers to subscribers or attract new subscribers to grow our subscription services. We dedicate significant management time and expense to dealing with these issues and expect that these issues will continue to be a significant focus as we expand into other services and jurisdictions.
In addition, any failure or perceived failure by us to comply with applicable laws and regulations may subject us to regulatory inquiries, claims, suits and prosecutions. For example, in February 2021, a complaint was filed in California against us alleging violations of the Florida Security of Communications Act for violations of privacy based on a claim of wiretapping. In May 2021, the plaintiffs of this class action complaint filed a notice of dismissal without prejudice. However, these plaintiffs could refile in court or arbitration and may be the subject of similar complaints in the future. We have also incurred in the past, and expect to incur in the future, costs associated with responding to, defending, resolving, and/or settling proceedings, particularly those related to UPL, competitor claims and the provision of our services more generally. We can give no assurance that we will prevail in such regulatory inquiries, claims, suits and prosecutions on commercially reasonable terms or at all. Responding to, defending and/or settling regulatory inquiries, claims, suits and prosecutions may be time-consuming and divert management and financial resources or have other adverse effects on our business. A negative outcome in any of these proceedings may result in claims, changes to or discontinuance of some of our services, potential liabilities or additional costs that could have a material adverse effect on our business, results of operations, financial condition, future prospects and brand.
Our U.K. subsidiary, being a “licensed body” law firm, is subject to restrictions under the LSA.
Under the LSA, there are restrictions on the holding of “restricted interests” in “licensed body” law firms. A restricted interest for the purpose of these restrictions is an interest of 10% or more in the issued share capital of the licensed body or the parent company of such licensed body. As our wholly owned U.K. subsidiary is a licensed body for the purposes of the LSA, the restrictions referred to above will apply to any holder(s) of 10% or more of our common stock.
The consent of the U.K. Solicitors Regulatory Authority, or the SRA, is required should any person who is a “non-deemed approved lawyer” seek to acquire a restricted interest. It is a criminal offense in the U.K. for any “non-deemed approved lawyer” to acquire a restricted interest without having given prior notification to the SRA or, having given prior notification to the SRA, to acquire a restricted interest without having obtaining the SRA’s consent. The SRA may attach conditions to any consent that it may give in respect of the holding of a restricted interest. However, should any stockholder wish to consider owning a stake in our common stock in excess of this threshold, it is possible for the SRA to be approached and grant pre-approval in advance of any such acquisition.
The SRA can force any person who acquires a restricted interest in contravention of the applicable rules to divest its share ownership in the licensed body (or its parent company). The SRA also has the ability to suspend or revoke the relevant entity’s licensed body status in respect of any such contravention. Any suspension or revocation of our U.K. subsidiary’s licensed body status would have a serious detrimental impact on our business, and, in such circumstances, we would seek to collaborate with the SRA to minimize any resultant business disruption.
If the independent professionals who participate in our or our partners' networks are characterized as employees, we would be subject to employment and withholding liabilities and regulatory risks.
We structure our relationships with the independent attorneys and independent accountants who participate in our and our partners' networks in a manner that we believe results in an independent contractor relationship, not an employee relationship. On the other hand, our LZ Tax offering is fulfilled by our own employee accountants and tax professionals. An independent contractor is generally distinguished from an employee by his or her degree of autonomy and independence in providing services. A high degree of autonomy and independence is generally indicative of a contractor relationship, while a high degree of control is generally indicative of an employment relationship. Although we believe that the independent attorneys and independent accountants who participate in our and our partners' networks are properly characterized as independent contractors, tax or other regulatory authorities may in the future challenge our characterization of these relationships. If such regulatory authorities or state, federal or foreign courts were to determine that these attorneys or accountants are employees, and not independent contractors, we would be required to withhold income taxes, to withhold and pay social security, Medicare and similar taxes, to pay unemployment and other related payroll taxes and could face allegations of UPL or CPL. We would also be liable for unpaid past taxes and subject to penalties. As a result, any determination that these independent attorneys or independent accountants are our employees could have a material adverse effect on our business, results of operations, financial condition and future prospects.
We are subject to stringent and changing laws, regulations and standards, and contractual obligations related to data privacy and security. The actual or perceived failure to comply with applicable data protection, privacy, and security laws, regulations, standards, and other requirements could adversely affect our business, results of operations, and financial conditions.
We are subject to numerous foreign and domestic laws, regulations, and standards regarding privacy and data security governing the personal information and other data that we may collect, store, use, or process. Privacy has become a significant issue in the United States. The regulatory framework for privacy issues is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use, storage, destruction and disclosure of personal information and breach notification procedures. We are also required to comply with laws, rules and regulations relating to data security. Interpretation of these laws, rules and regulations in applicable jurisdictions is ongoing and cannot be fully determined at this time.
In June 2018, California adopted the California Consumer Privacy Act of 2018, or CCPA, which took effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase litigation involving misuse of personal information of California residents. The CCPA may increase our compliance costs and potential liability. In addition, California voters recently approved the California Privacy Rights Act of 2020, or CPRA, which goes into effect on January 1, 2023. It is expected that the CPRA will, among other things, give California residents the ability to limit the use of their personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new law. Some observers have noted that the CCPA and CPRA could mark the beginning of a trend of states adopting more stringent privacy legislation in the U.S., which could further increase our compliance costs, potential liability and adversely affect our business.
The global data protection landscape is also rapidly evolving, and we expect that there will continue to be new and proposed laws, regulations and industry standards concerning privacy, data protection, and information security, and we cannot yet determine the impact that such future laws, regulations and standards may have on our business. For example, in May 2018, the General Data Protection Regulation, or the GDPR, went into effect in the EU. The GDPR imposes stringent data protection requirements and to date, has increased compliance burdens on us, including by mandating burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and process information about them. The GDPR also provides for more robust regulatory enforcement and greater penalties for noncompliance than previous data protection laws, including fines of up to €20 million or 4% of global annual revenue of any noncompliant company for the preceding financial year, whichever is greater.
European data protection laws including the GDPR also generally prohibit the transfer of personal information from Europe to the U.S. and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. The Court of Justice of the European Union, or CJEU, recently raised questions about whether the European Commission’s Standard Contractual Clauses, one of the primary mechanisms used by U.S. companies to import personal information from Europe, complies with the GDPR. While the CJEU upheld the validity of Standard Contractual Clauses, the CJEU ruled that the underlying data transfers must be assessed on a case-by-case basis by the data controller to determine whether the personal information will be adequately protected. Further, the European Commission recently proposed updates to the Standard Contractual Clauses. At present, there are few if any viable alternatives to the Standard Contractual Clauses and, therefore, there is uncertainty regarding how to ensure that transfers of personal information from Europe to the U.S. comply with the GDPR. As such, any transfers by us, or our third-party service providers, of personal information from Europe may not comply with European data protection laws; may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions; and may reduce demand for our services from companies subject to European data protection laws. Loss of our ability to transfer personal information from Europe may also require us to increase our data processing capabilities in those jurisdictions at significant expense.
Further, the U.K.’s decision to leave the European Union, often referred to as Brexit, has created uncertainty with regard to the regulation of data protection in the U.K., including with respect to whether laws or regulations will apply to us consistent with the GDPR in the future and how data transfers to and from the U.K. will be regulated. Following December 31, 2020, and the expiry of transitional arrangements between the U.K. and European Union, the data protection obligations of the GDPR continue to apply to U.K.-related processing of personal data in substantially unvaried form under the so-called U.K. GDPR (i.e., the GDPR as it continues to form part of U.K. law by virtue of section 3 of the EU (Withdrawal) Act 2018, as amended). However, going forward, there is increasing risk for divergence in application, interpretation and enforcement of the data protection laws as between the U.K. and European Economic Area, or EEA. Furthermore, the relationship between the U.K. and the EEA in relation to certain aspects of data protection law remains uncertain. For example, it is unclear whether transfers of personal data from the EEA to the U.K. will be permitted to take place on the basis of a future adequacy decision of the European Commission, or whether a transfer mechanism such as the SCCs will be required. Under the post-Brexit Trade and Cooperation Agreement between the European Union and the U.K., the U.K. and European Union have agreed that transfers of personal data to the U.K. from EEA member states will not be treated as ‘restricted transfers’ to a non-EEA country for a period of up to four months from January 1, 2021, plus a potential further two months extension, or the “Extended Adequacy Assessment Period.” Although the current maximum duration of the Extended Adequacy Assessment Period is six months, it may end sooner, for example, in the event that the European Commission adopts an adequacy decision in respect of the U.K., or the U.K. amends the U.K. GDPR and/or makes certain changes regarding data transfers under the U.K. GDPR/Data Protection Act 2018 without the consent of the European Union (unless those amendments or decisions are made simply to keep relevant U.K. laws aligned with the European Union’s data protection regime). If the European Commission does not adopt an adequacy decision in respect of the U.K. prior to the expiry of the Extended Adequacy Assessment Period, from that point onwards the United Kingdom will be an inadequate third country under the GDPR and transfers of personal data from the EEA to the United Kingdom will require a ‘transfer mechanism’ such as the Standard Contractual Clauses.
The type of challenges we face in Europe will likely also arise in other jurisdictions that adopt laws similar in construction to the GDPR or regulatory frameworks of equivalent complexity. For example, Brazil enacted the General Data Protection Law, New Zealand enacted the New Zealand Privacy Act, China released its draft Personal Information Protection Law, and Canada introduced the Digital Charter Implementation Act.
Compliance with these and any other applicable privacy and data security laws, including the Gramm-Leach-Bliley Act and Code Section 7216, and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to ensure compliance with the new data protection rules. Any failure or perceived failure by us or third parties working on our behalf to comply with applicable laws and regulations, any privacy and data security obligations pursuant to contract, our stated privacy or security policies, or obligations to customers or other third parties may result in governmental enforcement actions (including fines, penalties, judgments, settlements, imprisonment of company officials and public censure), civil claims, litigation, damage to our brand and reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could have a material adverse effect on our business, operations and financial performance.
Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, which could, if widely adopted, result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. The regulation of the use of these cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such practices could adversely affect our business, financial condition, and results of operations.
Breaches and other types of security incidents of our networks or systems, or those of our third-party service providers, could negatively impact our ability to conduct our business, our brand and reputation, our ability to retain existing customers and attract new customers, and may cause us to incur significant liabilities and adversely affect our business, results of operations, financial condition and future prospects.
We collect, use, store, transmit and process data and information about our customers, employees and others, some of which may be sensitive, personal or confidential. Any actual or perceived breach of our security measures or those of our third-party service providers could adversely affect our business, operations and future prospects. A third party that is able to circumvent our security measures or those of our third-party service providers may access, misappropriate, delete, alter, publish or modify this information, which could cause interruptions in our business and operations, fraud or loss to third parties, regulatory enforcement actions, litigation, indemnity obligations and other possible liabilities, as well as negative publicity. Widespread negative publicity may also result from real, threatened or perceived security compromises affecting our industry, competitors and customers. Concerns regarding data privacy and security could cause some of our customers to stop using our services and fail to renew their subscriptions. This discontinuance in use and failure to renew could harm our business, results of operations, financial condition and future prospects.
Our internal computer systems, cloud-based computing services, and those of our current and any future third-party service providers are vulnerable to interruption. Cyberattacks and other malicious internet-based activity, such as computer malware, hacking and phishing attempts, continue to increase. In addition to traditional computer “hackers,” malicious code (such as viruses, worms and ransomware), social engineering, cyber extortion and personnel theft or misuse, sophisticated nation-state and nation-state supported actors now engage in similar attacks (including advanced persistent threat intrusions). Due to the COVID-19 pandemic, our employees are working remotely, which may pose additional data security risks. We may also be the subject of denial of service attacks, server malfunction, software or hardware failures, loss of data or other computer assets, adware or other similar issues. While we have security measures in place designed to protect customer information and prevent data loss and other security breaches, we cannot guarantee that our, or our third-party service providers’ security measures will be sufficient to protect against unauthorized access to, or other compromise of, personal information confidential or proprietary information. The techniques used to sabotage or to obtain unauthorized access to our platform, systems, networks and/or physical facilities in which data is stored or through which data is transmitted change frequently, and we have not always been able in the past and may be unable in the future to anticipate such techniques or implement adequate preventative measures or stop security breaches that may arise from such techniques. As a result, our safeguards and preventive measures may not be adequate to prevent current or future cyberattacks and security incidents, including security breaches that may remain undetected for extended periods of time, which can substantially increase the potential for a material adverse impact resulting from the breach.
We are required to comply with laws, rules and regulations that require us to maintain the security of personal information. We may have contractual and other legal obligations to notify relevant stakeholders of security breaches. We operate in an industry that is prone to cyberattacks. Failure to prevent or mitigate cyberattacks could result in the unauthorized access to such data, including personal information. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and others of security breaches involving certain types of data. In addition, our agreements with certain customers and partners may require us to notify them in the event of a security breach. We have experienced and may in the future experience personal information security breaches as to which we are legally required to notify individuals, customers, regulators, the media and others. Such disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and not use our services, and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach. In addition, the costs to respond to a cybersecurity event or to mitigate any security vulnerabilities that may be identified could be significant, including costs for remediating the effects of such an event, paying a ransom, restoring data from backups, and conducting data analysis to determine what data may have been affected by the breach. In addition, our efforts to contain or remediate a security breach or any vulnerability exploited to cause a breach may be unsuccessful, and efforts and any related failures to contain or remediate them could result in interruptions, delays, loss in customer trust, harm to our reputation, and increases to our insurance coverage.
We may not have adequate insurance coverage for security incidents or breaches, including fines, judgments, settlements, penalties, costs, attorney fees and other impacts that arise out of incidents or breaches. Although we maintain cyber liability insurance, we cannot assure you that such insurance coverage will be adequate to cover liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. Our risks are likely to increase as we continue to expand, grow our customer base, and process, store, and transmit increasingly large amounts of confidential, proprietary and sensitive data.
We are subject to anti-corruption, anti-bribery, anti-money laundering, and similar laws, and non-compliance with such laws can subject us to criminal and/or civil liability and harm our business.
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the U.K. Bribery Act, and other anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies and their employees and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize such activities.
While we have policies and procedures to address compliance with such anti-corruption laws, we cannot assure you that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.
Detecting, investigating and resolving actual or alleged violations of anti-corruption and anti-money laundering laws can require a significant diversion of time, resources, and attention from senior management. In addition, noncompliance with anti-corruption, anti-bribery, or anti-money-laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations, financial condition and future prospects could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. Enforcement actions and sanctions could further harm our business, results of operations, financial condition and future prospects.
Risks Relating to Intellectual Property
Our use of open source software could negatively affect our proprietary technologies and our ability to offer and sell subscriptions to our products and could subject us to possible litigation.
Certain of the technologies we currently use incorporate open source software, or OSS, and we expect to continue to utilize OSS in the future. OSS is licensed by its authors under a variety of license types. Some of these licenses (often called “hereditary” or “viral” licenses) contain requirements that could cause us to make available the source code of the modifications or derivative works that we create based upon the licensed OSS, and that we license such modifications or derivative works under the terms of a particular open source license granting third parties certain rights of further use. By the terms of such open source licenses, we also could be required to release the source code of our proprietary (closed-source) software, and to make our proprietary software available under open source licenses, if we combine and/or distribute our proprietary software with such open source software in a manner that triggers the obligation of the license. Although we monitor our use of open source software in a manner designed to avoid such risks, we cannot be sure that all OSS and their associated licenses are reviewed prior to use in our proprietary software, that our programmers have not incorporated open source software into our proprietary software in a manner triggering such adverse licensing obligations, or that they will not do so in the future. Additionally, the terms of many open source licenses have not been interpreted by U.S. or other courts, and these licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our products. We may face claims from others claiming ownership of open source software or patents reading on that software, rights to our intellectual property or breach of open source license terms, including a demand for release of material portions of our source code or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation, which could be costly to defend, require us to purchase a costly license (such as a commercial version of an open source license), require us to establish additional specific open source compliance procedures, or require us to devote additional research and development resources to remove open source elements from or otherwise change our solutions, any of which would have a negative effect on our business, results of operations, financial condition and future prospects. Any of the foregoing could disrupt and harm our business, results of operations, financial condition and future prospects.
If we are unable to adequately protect our intellectual property to prevent unauthorized use or appropriation, the value of our brand and other intangible assets, as well as our business, results of operations, financial condition and future prospects may be adversely affected.
We rely and expect to continue to rely on confidentiality and license agreements with our employees, consultants and third parties, and on trademark, copyright, trade secret and domain name protection laws, to protect our proprietary rights. We have no issued patents, and have 17 U.S. trademark registrations and 17 pending U.S.

trademark applications and additional trademark registrations outside of the U.S.. Third parties may knowingly or unknowingly infringe on or challenge our proprietary rights, and pending and future trademark or other intellectual property applications may not be approved. In addition, effective intellectual property protection may not be available in every country in which we operate or intend to operate our business. In these cases, we may expend significant time and expense to prevent infringement and enforce our rights. We cannot assure you that others will not offer services or concepts that are substantially similar to ours and compete with our business. If the protection of our proprietary rights is inadequate to prevent unauthorized use or appropriation, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our services, business practices or operations, which may have an adverse effect on our business, results of operations, financial condition and future prospects.
Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and proprietary information.
We have devoted substantial resources to the development of our intellectual property and proprietary rights. In order to protect our intellectual property and proprietary rights, we rely in part on confidentiality agreements with our employees, licensees, independent contractors and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.
Risks Relating to Ownership of Our Common Stock
An active market may not be sustainable, and you may not be able to resell your shares at or above the initial public offering price, if at all.

It is possible that an active or liquid market in our common stock may not be sustainable. In the absence of an active trading market for our common stock, you may not be able to resell any shares you hold at or above the initial public offering price or at all. We cannot predict the prices at which our common stock will trade.
The market price of our common stock may be volatile or may decline regardless of our operating performance, resulting in substantial losses for our investors.
The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•actual or anticipated fluctuations in our revenue and results of operations;
•the operating and financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•variance in our financial performance from expectations of securities analysts;
•increase or loss of customers;
•fluctuations in product sales mix;
•changes in our pricing strategy or those of our competitors;
•developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies;
•our involvement in any litigation;
•actual or anticipated changes in our growth rate relative to those of our competitors;
•announcements of technological innovations or new services offered by us or our competitors;
•announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital-raising activities or commitments;
•additions or departures of key personnel;
•actions of securities analysts who initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or investor expectations;
•fluctuations in the valuation of companies perceived by investors to be comparable to us;
•additional shares of our common stock or other securities being sold into the market by us or our existing stockholders or the anticipation of such sales, including if existing stockholders sell shares into the market when applicable “lock-up” periods end;

•price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•other events or factors, including those resulting from war or incidents of terrorism, or responses to these events; and
•general economic, political, regulatory and market conditions.
Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could adversely affect our business, results of operations, financial condition and future prospects.
In addition, the cornerstone investors have indicated an interest in purchasing up to an aggregate of up to $75.0 million each (up to $150.0 million in the aggregate) of the shares of common stock offered in this offering at the initial public offering price. Because this indication of interest is not a binding agreement or commitment to purchase, the cornerstone investors may decide to purchase more, less or no shares of our common stock in this offering, or the underwriters may decide to sell more, less or no shares of our common stock in this offering to the cornerstone investors. If one or more of the cornerstone investors are allocated all or a portion of the shares in which they have indicated an interest in this offering or more, and purchase any such shares, such purchase could reduce the available public float for our shares if the cornerstone investors hold such shares long term.
A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is performing well.
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. At September 30, 2021, we had 197,048,662 outstanding shares of common stock, of which 175,059,512 shares are currently restricted as a result of securities laws, lock-up agreements or other contractual restrictions that restrict transfers for at least 180 days after the date of our Prospectus, subject to certain exceptions.
The holders of up to 134,290,984 shares of our common stock, are entitled to rights pursuant to an investors’ rights agreement and related agreements, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If these holders of our common stock sell a large number of shares by exercising their registration rights, they could adversely affect the market price for our common stock. If we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired.
An active public trading market may not be sustained.
An active trading market may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.
We have broad discretion in the use of our cash and cash equivalents, including the net proceeds from the IPO and the concurrent private placement, and may use them ineffectively, in ways with which you do not agree or in ways that do not increase the value of your investment.
We broad discretion over the uses of the net proceeds from our IPO and concurrent private placement, as well as our cash and cash equivalents, and we may spend or invest them in ways that our stockholders disagree with, that cause the price of our common stock to decline or that could adversely affect our business, results of operations, financial condition and future prospects.
We do not intend to pay dividends for the foreseeable future, which could reduce the attractiveness of our stock to some investors.
We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. In addition, the 2021 Revolving Facility contains restrictions on our ability to pay dividends. As a result, you must rely on sales of your common stock after price appreciation, which may never occur, as the only way to realize any future gains on your investments for the foreseeable future.

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.
Based upon our shares of our common stock outstanding as of September 30, 2021, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 63.6% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

In addition, pursuant to a director nomination agreement entered into between us and each of (i) LucasZoom, LLC (collectively with its affiliated investment entities, Permira) and (ii) FPLZ I, L.P. and FPLZ II, L.P. (together with FPLZ I, L.P. and their affiliated investment entities, FP, and together with Permira, the Lead Sponsors), we will have the obligation to support the nomination of, and to cause our board of directors to include in the slate of nominees recommended to our stockholders for election, a number of designees equal to at least: (i) two individuals for so long as each Lead Sponsor continuously beneficially owns shares of common stock representing at least 50% of the shares of common stock owned by such Lead Sponsor immediately following our IPO and (ii) one individual for so long as each Lead Sponsor continuously beneficially owns shares of common stock representing at least 25%, but less than 50% of the shares of common stock, owned by such Lead Sponsor immediately following the completion of our IPO. Each of Permira and FP, and their respective affiliates, may therefore have influence over management and control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions.

Further, our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” does not apply with respect to certain parties to our investors’ rights agreement, in each case together with their respective affiliates, and its and their affiliates’ directors, partners, principals, officers, members, managers and/or employees.
Provisions in our corporate charter documents and provisions under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.
Provisions in our corporate charter and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:
•establish a classified board of directors such that not all members of the board are elected at one time;
•allow the authorized number of our directors to be changed only by resolution of our board of directors;
•limit the manner in which stockholders can remove directors from the board;
•establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;
•require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;
•limit who may call stockholder meetings;
•authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a stockholder rights plan, or so-called “poison pill,” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and
•require the approval of the holders of at least 66 2/3% of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our charter or bylaws.
Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a person who owns 15% or more of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired 15% or more of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for our common stock, including transactions that may be in your best interests. These provisions may also prevent changes in our management or limit the price that investors are willing to pay for our stock.
Our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” will not apply with respect to certain stockholders.
The doctrine of corporate opportunity generally provides that a corporate fiduciary may not develop an opportunity using corporate resources, acquire an interest adverse to that of the corporation or acquire property that is reasonably incident to the present or prospective business of the corporation or in which the corporation has a present or expectancy interest, unless that opportunity is first presented to the corporation and the corporation chooses not to pursue that opportunity. The doctrine of corporate opportunity is intended to preclude officers or directors or other fiduciaries from personally benefiting from opportunities that belong to the corporation. Our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” will not apply with respect to certain parties to our investors’ rights agreement, in each case together with their respective affiliates, and its and their affiliates’ directors, partners, principals, officers, members, managers and/or employees. LucasZoom, LLC, Permira Advisers LLC, FPLZ I, L.P., FPLZ II, L.P., GPI Capital Gemini Holdco, LP, TCV IX, L.P., TCV IX (A), L.P., TCV IX (B), L.P., TCV Member Fund, L.P., TCV IX (A) Opportunities, L.P., Bryant Stibel Growth, LLC and Bryant-Stibel Fund, I LLC or their affiliates will, therefore, have no duty to communicate or present corporate opportunities to us, and will have the right to either hold any corporate opportunity for their (and their affiliates’) own account and benefit or to recommend, assign or otherwise transfer such corporate opportunity to persons other than us. As a result, certain of our stockholders, directors and their respective affiliates will not be prohibited from operating or investing in competing businesses. We, therefore, may find ourselves in competition with certain of our stockholders, directors or their respective affiliates, and we may not have knowledge of, or be able to pursue, transactions that could potentially be beneficial to us. Accordingly, we may lose a corporate opportunity or suffer competitive harm, which could negatively impact our business, operating results, financial condition and future prospects..
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated certificate of incorporation, provides that unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) and any appellate court thereof shall be the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:
•any derivative claim or cause of action brought on our behalf;
•any claim or cause of action asserting a breach of fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders;
•any claim or cause of action against us or any of our current or former directors, officers or other employees arising under the Delaware General Corporation Law, our amended and restated certificate of incorporation and amended and restated bylaws;
•any claim or cause of action arising under or seeking to interpret our amended and restated certificate of incorporation or our amended and restated bylaws; and
•any claim or cause of action against us or any of our current or former directors, officers or other employees that is governed by the internal affairs doctrine or otherwise related to our internal affairs.
The provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation will further provide that the federal district courts of the U.S. will be the exclusive forum for resolving any complaint asserting a cause or causes of action arising under the Securities Act, including all causes of action asserted against any defendant to such complaint. For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint, and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering.

While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.
General Risk Factors
As a public company, we are subject to more stringent federal and state law requirements.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act, the listing requirements of The Nasdaq Stock Market LLC, and other applicable securities rules and regulations. Despite reforms made possible by the JOBS Act, compliance with these rules and regulations have nonetheless increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly, and increased demand on our systems and resources, and such compliance costs will be exacerbated after we are no longer an “emerging growth company.”
As a result of disclosure of information in our Prospectus and in filings required of a public company, our business and financial condition has become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, results of operations, financial condition and future prospects could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our brand and reputation, business, results of operations, financial condition and future prospects.

We may also be subject to more stringent state law requirements. For example, on September 30, 2018, California Governor Jerry Brown signed into law Senator Bill 826, or SB 826, which generally requires public companies with principal executive offices in California to have a minimum number of females on the company’s board of directors. By December 31, 2021, each public company is required to have at least two females on its board of directors if the company has at least five directors, and at least three females on its board of directors if the company has at least six directors. The new law does not provide a transition period for newly listed companies. Additionally, on September 30, 2020, California Governor Gavin Newsom signed into law Assembly Bill 979, or AB 979, which generally requires public companies with principal executive offices in California to include specified numbers of directors from “underrepresented communities.” A director from an “underrepresented community” means a director who self-identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, Alaska Native, gay, lesbian, bisexual or transgender. By December 31, 2021, each public company with principal executive offices in California is required to have at least one director from an underrepresented community. By December 31, 2022, a public company with more than four but fewer than nine directors will be required to have a minimum of two directors from underrepresented communities, and a public company with nine or more directors will need to have a minimum of three directors from underrepresented communities. Similar to SB 826, AB 979 does not provide a transition period for newly listed companies. If we fail to comply with either SB 826 or AB 979, we could be fined by the California Secretary of State, with a $100,000 fine for the first violation and a $300,000 fine for each subsequent violation of either law, and our reputation may be adversely affected.

We also expect that being a public company and these new rules and regulations make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.
If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.
Our stock price and trading volume will be heavily influenced by the way analysts and investors interpret our financial information and other disclosures. If securities or industry analysts do not publish research or reports about our business, delay publishing reports about our business or publish negative reports about our business, regardless of accuracy, our stock price and trading volume could decline.
The trading market for our common stock will, to some extent, depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline. Even if our common stock is actively covered by analysts, we do not have any control over the analysts or the measures that analysts or investors may rely upon to forecast our future results. Over-reliance by analysts or investors on any particular metric to forecast our future results may result in forecasts that differ significantly from our own.
Regardless of accuracy, unfavorable interpretations of our financial information and other public disclosures could have a negative impact on our stock price. If our financial performance fails to meet analyst estimates, for any of the reasons discussed above or otherwise, or one or more of the analysts who cover us downgrade our common stock or change their opinion of our common stock, our stock price would likely decline.
The COVID-19 pandemic could have an adverse effect on our business, financial condition, results of operations and prospects.
In connection with the COVID-19 pandemic, governments have implemented significant measures, including closures, quarantines, travel restrictions and other social distancing directives, intended to control the spread of the virus. Companies have also taken precautions, such as requiring employees to work remotely, imposing travel restrictions and temporarily closing businesses. To the extent that these restrictions remain in place, additional prevention and mitigation measures are implemented in the future, or there is uncertainty about the effectiveness of these or any other measures to contain or treat COVID-19, there has been and continues to be an adverse impact on global economic conditions and consumer confidence and spending, which could adversely affect our business as well as the demand for our products. The fluid nature of the COVID-19 pandemic and uncertainties regarding the related economic impact are likely to result in sustained market turmoil, which could also have an adverse effect on our business, financial condition, results of operations and future prospects.
Further, the COVID-19 pandemic may impact customer demand. Our customers may be impacted if governments continue to implement regional business closures, quarantines, travel restrictions and other social distancing directives to slow the spread of the virus. To the extent our customers’ operations are negatively impacted, our customers may reduce demand for or spending on our products, or customers may delay payments to us or request payment or other concessions. There may also be significant reductions or volatility in demand for our services, as well as the temporary inability of customers to purchase our products due to illness, quarantine or financial hardship, shifts in demand away from one or more of our products, decreased consumer confidence and spending or pantry-loading activity, any of which may negatively impact our results, including as a result of an increased difficulty in planning for operations.
The extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments, including the duration and intensity of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of the COVID-19 pandemic on our business. However, if the pandemic continues to persist as a severe worldwide health crisis, the disease could have an adverse effect on our business, financial condition, results of operations and future prospects, and may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to “emerging growth companies” make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
We cannot be certain whether investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of some or all of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earlier of (i) the last day of the fiscal year following the fifth anniversary of the completion of this offering, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the last day of the first fiscal year in which we are deemed to be a large accelerated filer, which means in part that the market value of our common stock that is held by non-affiliates equals or exceeds $700 million as of the prior June 30th, and (iv) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
As an “emerging growth company,” the JOBS Act allows us to delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

Our reported financial results may be adversely affected by changes in GAAP .
GAAP is subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. In February 2016, the FASB issued Accounting Standard Codification No. 842, Leases, or ASC 842, which will require lessees to recognize right-of-use assets and lease liabilities for operating leases, initially measured at the present value of the lease payments, on its balance sheet for operating leases. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis.

We are planning to adopt ASC 842 effective January 1, 2022. We are in the process of evaluating the impact ASC 842 will have on our consolidated financial statements and related disclosures. Our prior historical financial information for the year ended December 31, 2020 and nine months ended September 30, 2021, as well as prior periods, will continue to be reported in accordance with historical accounting standards. These or other changes to existing rules may adversely impact our operating results and affect the comparability of our results from period to period..
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sales of Unregistered Securities
None.

Item 6. Exhibits
(a)Exhibits
The exhibits listed below are filed as part of this Quarterly Report.

Exhibit Number	Description of Exhibit

3.1
Amended and Restated Certificate of Incorporation of LegalZoom.com, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-35618) filed on July 2, 2021)

3.2	Amended and Restated Bylaws of LegalZoom.com, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-35618) filed on July 2, 2021)

10.1	Amended and Restated Credit and Guaranty Agreement, by and between LegalZoom.com, Inc., the other parties thereto and JPMorgan Chase Bank, N.A., as administrative agent, dated July 2, 2021

10.2+
Amended and Restated Employment Agreement, by and between LegalZoom.com, Inc. and Shrisha Radhakrishna, dated July 16, 2021 (incorporated by reference to Exhibit 10.6 to the company’s Registration Statement on Form S-1/A (File No. 333-256803) filed on June 21, 2021)

10.3+	Amendment to Employment Agreement, by and between LegalZoom.com, Inc. and Shrisha Radhakrishna, dated October 26, 2021

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 were formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statement of Stockholders’ Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
_________________
+     Indicates a management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LegalZoom.com, Inc.

Date: November 10, 2021	By:	/s/ Dan Wernikoff
Dan Wernikoff Chief Executive Officer

Date: November 10, 2021	By:	/s/ Noel Watson
Noel Watson Chief Financial Officer (Principal Financial and Accounting Officer)