Form 10-K
period 2021-12-31
LEGALZOOM.COM, INC.
filed 2022-03-24
CIK 1286139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to
Commission file number 001-35618
LegalZoom.com, Inc.
(Exact name of registrant as specified in its charter)
___________________________________

Delaware	95-4752856
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 North Brand Boulevard, 11th Floor, Glendale, California 91203
(Address of Principal Executive Offices, including Zip code)
(323) 962-8600
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	LZ	The Nasdaq Global Select Market
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   ☐  No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐   No  ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2021, based on the closing price of $37.85 for shares of the Registrant’s Class A common stock as reported by the Nasdaq Global Select Market, was approximately $2.8 billion. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had outstanding 198,423,647 shares of common stock as of February 28, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement relating to the 2022 Annual Meeting of Shareholders, scheduled to be held on June 8, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. The Definitive Proxy Statement will be filed within 120 days of the Registrant’s fiscal year ended December 31, 2021.

i

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to statements regarding our future results of operations and financial position, industry and business trends, stock compensation, business strategy, plans, market growth and our objectives for future operations.
The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Annual Report on Form 10-K, whether as a result of any new information, future events or otherwise.
Note Regarding Third-Party Information
This Annual Report on Form 10-K includes market data and certain other statistical information and estimates that are based on reports and other publications from industry analysts, market research firms, and other independent sources, as well as management's own good faith estimates and analyses. We believe these third-party reports to be reputable, but have not independently verified the underlying data sources, methodologies, or assumptions. The reports and other publications referenced are generally available to the public and were not commissioned by LegalZoom. Information that is based on estimates, forecasts, projections, market research, or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances reflected in this information.

ii

Part I
Item 1. Business
Our Mission
Our mission is to democratize law. We believe every business deserves the full protection of the legal system and a simple way to stay compliant with it. Our platform helps new businesses form. Once a small business is formed, we offer subscription services to protect the business, its ideas, and the families that create them. LegalZoom empowers small business owners to apply their energy and passion to their businesses instead of the legal and regulatory complexity required to operate them.
Our Business
LegalZoom is a leading online platform for legal and compliance solutions in the United States, or U.S. Our unique position at business inception allows us to become a trusted business advisor, supporting the evolving needs of a new business across its lifecycle. Along with formation, LegalZoom offerings include ongoing compliance and tax advice and filings, trademark filings, and estate plans. Additionally, we have unique insights into our customers and leverage our product as a channel to introduce small businesses to leading brands in our partner ecosystem, solving even more of their business needs. We operate across all 50 states and over 3,000 counties in the U.S., and have more than 20 years of experience navigating complex regulation and simplifying the legal and compliance process for our customers.
The U.S. legal and regulatory landscape is broad and varied, complex, opaque, and constantly evolving, in particular with respect to the following:
•Multiple third-party interactions. The simple act of forming an LLC or incorporating a corporation may require specific federal, state, county and city interactions, each with their own idiosyncrasies.
•Compliance requirements are complex. At formation, basic compliance requirements are not anticipated or understood. More advanced requirements are dictated by industry, geography, and employer type.
•Regulations change constantly. The myriad of regulatory bodies and potential compliance requirements are daunting on their own, and this dynamic is amplified by the fact that they are constantly changing and evolving. According to a 2017 National Small Business Association, or NSBA, Small Business Regulations Survey, 44% of small firms in the U.S. reported spending 40 hours or more each year dealing with new and existing federal regulations, and 30% spend 40 hours or more each year navigating state and local regulations.
Many small businesses operate without forming a legal entity, unintentionally introducing financial risk to the owners’ personal assets. The businesses that recognize that risk upfront often struggle to address it. Once they understand the need to be protected, they often do not know what to do, where to turn or how much it will cost to get help. Even when formed properly, small businesses often fail to comply with ongoing compliance requirements, thereby reintroducing personal liability or facing significant financial and operational risk. Furthermore, these difficulties are becoming more acute as the number of U.S. business formations increase, driven by various macroeconomic factors such as the rise of the gig economy and remote work, accentuating the need for a trusted, cost-effective, digital-first and simple legal and compliance solution.
We commenced operations in 2000 so more people could access legal help. Initially, we focused on business formation, intellectual property, and estate planning. Over the years, we have expanded our offerings to cover a broader set of legal, compliance, tax and business services for small businesses. In addition, 39,000 trademark applications were made through us in the U.S. in 2021. At December 31, 2021, we had over 1.3 million subscription units outstanding and were one of the largest registered agent providers for small businesses in the U.S.
Our platform combines the power of technology and people to demystify and simplify complicated processes, creating user-friendly experiences for our customers. Our proprietary technology enables us to automate many complex legal and compliance processes, allowing us to offer solutions at transparent, flat-fee prices that are at a significant discount to traditional offline alternatives. While the majority of our customers complete these transactions without human assistance, many prefer to have some guidance through the process. The combination of technology and people is at the heart of our unique customer experience. For our customers looking for general help, our customer care and sales organization of over 500 people are available for real-time guidance on how to use our services. For customers preferring credentialed assistance, we embed the option for them to retain attorneys and certified public accountants, or CPAs, from the beginning of the customer journey at affordable and transparent pricing. In addition, our unique and trusted position at business formation gives us unparalleled knowledge of our customers’ needs prior to the business being operational or discoverable by other service providers. We leverage this valuable knowledge and our position as a small business’ first advisor to introduce our customers to the most relevant business solutions within our partner ecosystem to help them run other aspects of their business.

We believe we earn small businesses’ trust and drive significant organic traffic through our free proprietary educational content, which is often our first interaction with a potential customer. From there, our small business customers’ initial purchase is typically a formation product that streamlines the process of starting a business. Alongside and after this initial transaction, our customers generally purchase annual subscription services to solve additional legal, compliance and tax needs, deepening our relationship with our customers. The power of our platform yields highly efficient unit economics: over the past several years for customers in the U.S., we have generated a lifetime customer value in excess of customer acquisition costs generally within the first 90 days of establishing a customer relationship. With recurring revenue through subscription services and repurchases from existing customers, we continue to benefit from an increasing customer lifetime value.
Industry Trends
Millions of people start small businesses every year, an accelerating trend driven by digital enablement and the gig economy. Small business owners often do not know that they may face personal liability and tax consequences depending on their business formation decision and many try to figure out legal requirements on their own, and often face regulatory problems for noncompliance. It can be frustrating, time consuming and expensive to navigate multiple layers of legal and compliance requirements. There are structural impediments that make traditional offline attorneys unable to adapt to consumer behaviors and technology advancements. While service industries like accounting, tax, marketing and payments have rapidly transitioned online, legal offerings largely remain offline. Online adoption of legal services lags behind other comparable industries. The gap between a small business owner’s legal and compliance needs and available offline solutions is widening. The COVID-19 pandemic spurred new business formation and also highlighted the impact of policy and enforcement differences across local, regional and state levels. At the same time, the challenges associated with traditional offline “do it yourself” or “find an expert” options are becoming relatively worse as service level expectations increase as a result of small business enablement in other industries. Technological advances are transforming consumer expectations for professional services.
Our Competitive Strengths
Leading legal platform. We provide a leading online legal platform that helps small businesses form, protect their ideas, stay compliant and run their businesses. We helped form 447,000 businesses in 2021 and helped create 158,000 estate plan documents in 2021. In addition, 39,000 trademark applications were made through LegalZoom in the U.S. in 2021. At December 31, 2021, we had over 1.3 million subscription units outstanding and were one of the largest registered agent providers for small businesses in the U.S. Since inception, we have served as registered agent for more than 1.9 million current and former customers. We have invested significantly to create a highly recognizable legal brand, online and offline, with unaided brand awareness of 39% and with aided brand awareness of 78% as of December 2021, more than three times our nearest online competitor. Since inception, we have helped form over 3.2 million businesses, helped create over 3.7 million estate plan documents and served over 6.0 million customers.
Proven ability to operate in a highly regulated market. We have spent more than 20 years building a systematic understanding of many aspects of the U.S. legal system, across 50 states and over 3,000 counties. There is a wide variety of individual statutes and requirements across the U.S., making it difficult for small businesses and consumers to fulfill their legal obligations. We have filed millions of documents on behalf of our customers with various county and state agencies in the U.S. Our compliance platform allows our customers to stay focused on running their businesses, while we help them manage the ever-changing regulations and filing deadlines. Our compliance database tracks rules and deadlines across multiple jurisdictions and our platform provides notifications of rule changes and deadlines to our customers. Since we are a large filer of business formation and other documents with these agencies, our fulfillment teams have direct relationships with many of them and interact with many of these agencies every business day. We have also invested substantial time and capital to achieve 50-state coverage for our subscription offerings for attorney advice, registered agent, tax and other compliance related subscriptions.
Attorney integration. Most people prefer the comfort of knowing an attorney is available to help them with their legal needs, even if on an as-needed basis. However, most other online providers are either positioned purely as self-help with no access to attorney advice, or for those who do provide access, it is often a service connecting customers to attorneys with limited integration of the network to ensure consistent service quality. Offering attorney advice nationally through a legal plan, as we do, requires significant initial and ongoing investment, including: sourcing law firms and attorneys licensed in each state; ensuring such plans are acceptable to state regulatory agencies with varying rules; and keeping up with the administration of the plan.
Unique position within small business lifecycle. Given our unique position at business inception, we are typically the first business advisor a small business interacts with. By delivering quality business formation solutions, we are able to establish trust with small businesses, who then frequently trust us with other critical needs as well. We have leveraged this trust to extend our legal and compliance product portfolio over time, through both first-party solutions such as tax, given that, based on customer surveys through March 2021, we estimate that approximately 70% of small business owners that sought a tax accountant did not have one at the time of their entity formation, as well as our partner ecosystem, where we recommend third-party partners to our customers. As we grow our product portfolio, we are able to leverage proprietary data we receive at business formation to create more useful and relevant products and services for our customers.
Authority in educational legal and compliance content for small businesses. Our content library serves as a funnel for new customers. Our customers often interact with our educational content before making a purchase. We have grown our content library to thousands of educational articles across our services and established ourselves as a trusted source of expertise before a potential customer even begins seeking access to legal and compliance care.
Our technology platform. We have invested significantly since our inception in building proprietary technology that drives quality and efficiency on our platform. We use software to abstract the many archaic and last mile processes that are involved in processing formations at the state level. We deploy machine learning and natural language processing to power our registered agent offering, in order to scan and sort mail for our small business customers, allowing them to stay compliant and focus on running their businesses. We consistently improve our technology platform, resulting in improved document generation, increased automation, and increased use of the cloud to enable digital collaboration. In addition, we have developed a highly accurate database of millions of business entities we have helped form. And over time, we have collected over 1.5 billion answers as part of the user-friendly questionnaires our customers complete as part of their experience with our products. We are able to leverage this data, in accordance with relevant privacy laws and our data stewardship principles, to understand new products that may be relevant to our customers and optimize our operations. We also use application programming interfaces, or APIs to seamlessly integrate our formation products within third-party applications, further extending our platform reach.
Attractive business model. Our financial performance is a result of attracting new customers and delivering more value over time for customers as they stay on our platform. Our unique position at business formation allows us to grow our relationships with our small business customers as their businesses evolve. Business formation serves as an onboarding point to the LegalZoom platform, and as businesses grow, their legal, compliance and tax needs naturally increase and become more complex. We have expanded our solutions to meet more of these needs, and have seen consistent lifetime value improvement over time. Given our efficient customer acquisition dynamics, we are able to profitably acquire new customers as we pursue our massive market opportunity. Given this customer acquisition efficiency, we have experienced economies of scale and favorable working capital dynamics.
Our Growth Strategy
We are in the early days of penetrating and growing the online market for small business legal and compliance services. We expect to continue to grow our customer base, retain and expand our customer relationships, and increase our market opportunity with the following strategies.
Grow our customer base. We continue to grow the top of our funnel and improve our customer experience in order to grow our customer base. To accelerate growth, we intend to:
•Increase LegalZoom brand awareness. We intend to continue to invest in our brand to increase awareness of the protection that legal and compliance services offer small businesses, and the ease and affordability of our platform. For example, in March 2021, we launched our latest brand campaign “Let’s Make it Official”, emphasizing the core products that we offer and the benefits of our platform. We will also amplify our net promoter advantage through social channels that drive word of mouth. We expect to shift our marketing investment towards brand and reduce our performance marketing spend as we pursue this strategy.
•Improve conversion. We have millions of visitors to our website each month and a large opportunity to increase conversion of prospects into customers. We have invested in improving ease of use and optimizing the checkout flow to drive better conversion upon the first interaction with potential customers. In addition, we plan to leverage machine learning further to create personalized experiences for potential customers, making them more likely to see the value of our platform.
•Attract new customers through partner integration. We partner with leading players that can help our small business customers and improve our ecosystem. Through our APIs, our partners can offer our solutions within their experience, providing us with a highly efficient customer acquisition channel. For example, our services can ensure that a user of these third-party integrations has an EIN in order to open a financial account or can help the user form an entity to enable independent contractors connected to the gig economy avoid misclassification as employees. We will continue to seek partner integrations to increase awareness of our brand and to grow our customer base. At December 31, 2021, we had over 175,000 paid subscriptions acquired through our partner integration channel.

Retain and expand our customer relationships following formation. As we innovate for small businesses, we aim to become their trusted partner for life. In order to do this, we intend to:
•Launch adjacent services. Our strategy is to meaningfully expand our product line in the medium term to offer a solution for the majority of small business legal and compliance needs. We have collected a vast amount of data in the past 20 plus years to both improve our own solutions as well as identify additional areas where we can launch new products for our customers throughout their lifetime. For example, in 2020, we launched a tax advisory product, and in 2021 we introduced a new virtual mail solution through our acquisition of Earth Class Mail. We plan on continuing to invest in a broader array of services to capture this opportunity.
•Partner to offer our customers broader ecosystem solutions. We plan to offer additional access to third-party solutions to further support small business needs in areas such as banking, payments, payroll, accounting, and website hosting. In 2021, two-thirds of our new customers had not yet started their businesses when they first engaged with us. We believe that by working with our partners, we can increase our customer engagement and retention.
•Increase customer lifetime value. We plan to continue to improve the lifetime value of our customers, particularly by increasing retention of our small business subscribers. We plan to maintain engagement post-purchase with additional investments in existing solutions, add new solutions to serve additional needs, and improve lifecycle marketing to increase retention rates. We also expect to leverage machine learning even further to create a more bespoke experience for our customers. Through these initiatives, we plan to better monetize our existing customers by allowing them to realize continued value on our platform over time.
•Increase our market opportunity by introducing a new tier of higher-priced, higher-value products. We have a large opportunity to serve customer demand by offering assistance with their legal and compliance needs.
•Broaden customer top of funnel. We aim to reduce peoples’ uncertainty and doubt about forming a business on their own, as well as to expand our opportunity to serve people who would not consider a “do it yourself” solution. We expect to continue to broaden the top of the funnel consideration for LegalZoom by highlighting our attorney integration. We believe the “assisted” market is multiples larger than the “do it yourself” market that we have historically served, because expertise increases customer confidence.
•Increase adoption of assisted offerings. We plan to provide more value to our customers from existing product lines by adding a tier of Attorney Assist solutions. In June 2020, our “Attorney Assist” product for trademarks became widely available, and we have seen higher average order value, and more orders over time, as customers value the ability to work directly with attorneys. Solutions that incorporate an attorney have higher completion rates. We plan to continue to expand our credentialed professional-assisted offerings to complement our technology-enabled solutions.
Our Products and Services
We help customers form their businesses, protect their ideas, stay compliant and scale their operations. Our products and services include business formations, creating estate planning documents, protecting intellectual property, completing certain forms and agreements, providing access to independent attorney advice, and connecting customers with experts for tax preparation and bookkeeping services. The primary driver of new customers is small business formation transactions, and at that moment we aim to start a deeper relationship reflected in bundled subscription services and partner offerings. This combination creates a suite of legal and compliance solutions that are relevant for our customers’ ongoing needs. We also have a partner ecosystem that enables us to offer third-party services to our customers and to offer our services to our partners’ customers.
Transaction products
We completed 977,000, 892,000 and 691,000 transaction orders in 2021, 2020 and 2019, respectively.

Our transaction products are described in the following table:

Transaction Products for Small Businesses	Transaction Products for Consumers

Business Formation
Limited Liability Company (LLC) Formation
Incorporation of C and S Corporations
Nonprofit Formation
Doing-Business-As (DBA)
Corporate Changes and Filings
Business Licenses
Legal Forms
Intellectual Property
Trademark Application
Copyright Registration
Provisional Patent Application
Tax Services(1)
Business and personal tax preparation
Tax advice
Consumer Estate Planning Last Will and Testament Living Will Living Trust Power of Attorney Other Legal Matters Name Change Uncontested Divorce Real Estate Deed Transfer Real Estate Leases Legal Forms
(1) When generating a customized legal document, customers are guided through every step by our proprietary questionnaire and document engine platform. Related offerings are presented within the questionnaire, enabling customers to opt into complementary products and services. If customers need assistance, our customer care and sales organization is available to help them through the process. Additionally, if they need legal or accounting help, customers can opt into a subscription and get access to our tax experts and our network of independent attorneys. Once the customer submits the questionnaire data, our people or technology review responses for completeness prior to delivery or submission to the appropriate federal, state or local jurisdiction.
Subscription services
More than 85% of the U.S. subscription units as of December 31, 2021 and 2020 were annual plans billed in advance. Our primary subscription services are described in the following table:

Small Business Subscriptions	Consumer Subscriptions

Registered Agent Compliance Attorney Advice through our Legal Plans Tax Advice and preparation Accounting, bookkeeping and payroll Legal Forms Virtual mail and check deposit services	Attorney Advice through our Legal Plans Estate Planning Bundle Legal Forms Virtual mail and check deposit services
Registered agent subscriptions. In most states, a business entity, such as an LLC or corporation, is required to appoint and maintain a registered agent in its state of formation to receive service of process and official government communications. The entity must disclose the address of its appointed registered agent and, in many states, the registered agent must be available during business hours. This requirement can be burdensome for many small businesses to handle on their own. Our registered agent services receive, process, and forward served legal documents digitally or physically to the customer. The majority of our customers who formed their LLCs and corporations through us in 2021 and 2020 used us as their registered agent as of each period end, and over 60% of our subscription units as of December 31, 2021 were for registered agent services.
Compliance subscriptions. Our compliance subscriptions provide assistance with state-mandated regulatory filings, such as tax returns and corporate annual reports that are required to keep a business entity in good standing. The subscription plans also monitor the status of our customers’ businesses with certain state agencies and provide alerts to notify them if they fall out of good standing as well as to stay abreast of important deadlines.

Attorney advice subscriptions. For small businesses and consumers seeking legal advice, we offer subscription legal plans that provide access to independent attorneys in all 50 states. These subscriptions also include other benefits, such as access to legal forms, discounts on additional legal services offered by the network attorney, and, in some cases, an annual checkup with the network attorney for estate planning purposes.
Tax subscriptions. We introduced our LegalZoom-fulfilled tax subscription, or LZ Tax, in October 2020. This subscription includes tax advice on essential tax matters at both state and federal levels with the option to add tax preparation, as well as advice on new tax and bookkeeping-related matters from a tax expert, either a certified public accountant or an enrolled agent. Our tax services help small businesses get set up right from the beginning to minimize their tax bill. In August 2021, we commenced selling our tax preparation services within our tax subscriptions.
Legal forms and other subscriptions. We offer other subscriptions, including unlimited access to our library of legal forms, electronic storage of applicable LegalZoom documents, and document revisions. Additionally, we offer subscriptions that enable customers to monitor trademark applications, create meeting minutes for their board of directors’ meetings and monitor compliance calendar deadlines.
Our subscription agreements generally have annual terms, while some have monthly terms. They are generally non-refundable during their term, including any renewal term, after a 60-day refund period at the beginning of the initial term and any renewal term. They generally automatically renew at the end of each term unless notice of cancellation of the renewal is provided any time in advance of the renewal date. We generally do not issue pro rata refunds outside of the applicable 60-day refund period. Customers can cancel the automatic renewal on our website or by phone. In the case of our subscriptions for registered agent services, the customer needs to appoint a new registered agent for its business in order to complete a cancellation.
Partner ecosystem
We have unique insights into our customers and leverage our product as a channel to introduce small businesses to our partner ecosystem, solving even more of their needs. Our partnering arrangements include reseller models, revenue share, and flat fees earned by introducing small businesses to leading providers of small business services such as banking, bookkeeping, credit cards, business licenses, website design, and payment processing. We are evaluating expanding our strategic partnerships to include payroll, human capital management, marketing, and digital presence as well as other best-in-class industry specific solutions. We are increasingly focused on evolving our partner economic structures to recurring revenue models that reflect the value of our unique position in the customer’s business lifecycle.
In addition to serving small businesses and consumers, we offer a developer platform, including APIs that enable external developers to co-brand or white-label business formation and compliance services with a highly integrated solution. Our enterprise segment customers include both large enterprises and small business platforms with a significant number of users. Our solutions provide large enterprises the ability to manage their multi-entity legal and compliance needs and small business platforms to offer business formation and compliance services to their own customers, either within their own customer experience or by referring the customer to us. The services are delivered using our proprietary technology and may include registered agent, regulatory filing, business licenses or compliance services as well. For example, we may help a large enterprise incorporate each of its independent truck drivers via a cobranded referral program, a small business platform providing formation services on a white-label basis as an integrated part of its own customer offering, or an accounting firm incorporate its clients and assist with their compliance needs.
Partner revenue consists primarily of fees earned from third-party providers from leads generated to such providers through our online legal platform. Partner revenue is generally composed of one-time or recurring referral fees, which are generated by introducing our customers to third-party providers.
New product development
Our product development strategy is focused on reducing friction and increasing conversion across our existing core products and services and expanding our portfolio of new products and services, gaining market share, and strategically deepening customer relationships, including in ways that will make legal and compliance expertise available to our customers and increase our recurring revenue through subscription offerings. Our product development team gathers customer feedback from our front-line customer service agents and leverages user experience research to inform our product roadmap. We are highly focused on using this feedback to meaningfully expand our service offerings to help our customers, from starting their businesses to successfully running them.

Our content
In our more than 20 years of operating history, we have amassed and maintained a database of forms and other legal documents used at the federal, state, and county level throughout the U.S. for business formations, intellectual property registrations, and estate planning purposes. We distilled the forms completion process into an easy-to-understand questionnaire that asks our customers the appropriate questions to complete the documents. The result is our proprietary logic-based architecture that translates the customers responses onto one of over 1,100 documents across 150 different product types. Our core systems use automation to map the customer’s data onto the appropriate document, prepare the document in the proper format, and, in most cases, submit it to the state or county.
Seasonality
Historically, our customers have tended to place a higher number of orders and entered into new or renewed subscriptions in the first quarter of the year, which is when we believe the demand for forming businesses is the highest. Further seasonality is reflected in the timing of our revenue recognition in the second quarter, when we have typically recognized a high amount of revenue from orders placed in the first quarter but fulfilled in the second quarter. Also, we have historically seen demand for our services decline around the beginning of the third quarter as a result of summer vacations and in the last two months of the fourth quarter as a result of the winter holidays. These historical trends were recently affected by the COVID-19 pandemic beginning in the second quarter of 2020 as individuals and small businesses turned to online services given the relative inaccessibility of offline alternatives as well as due to the availability of government stimulus checks. These tailwinds subsided in the back half of 2021 due to the easing of government stimulus supporting individuals and small businesses impacted by the pandemic. Seasonality in our business may cause period-to-period fluctuations in certain of our operating results and financial metrics and thus limit our ability to predict our future results.
Our Technology
We have developed a highly scalable and flexible technology platform that enables us to efficiently process thousands of customer orders daily and facilitate seamless interactions with our customers and the independent attorneys participating in our legal network. We devote substantial resources to consistently enhance our technology platform. Key components of our technology are described below.
Dynamic online questionnaire
Legal documents are populated by our platform through the use of our dynamic online questionnaires. Our customers complete a comprehensive yet intuitive questionnaire that is powered by a rules-based engine to pose questions based on the customer’s legal jurisdiction, location and prior responses to solicit the information needed to comply with local and state laws and regulations.
Document automation
Our technology platform includes complex automation systems that transfer customer responses into our more than 1,650 state or county-specific templates to generate customized legal documents. Our automation unifies the various methods used by states and counties to form businesses into a single easy-to-understand customer experience. We have introduced straight through processing, or STP, for a subset of our estate planning and business formation documents, which has enabled us to deliver the documents to the customer in near real-time. We plan to incorporate STP into additional transactional offerings.
Compliance platform
We have built a system to notify our customers of upcoming compliance milestones and associated requirements. Additionally, for our registered agent subscribers, we have a system of receiving, scanning, sorting, and labeling documents from state agencies across the country that leverages technology to quickly deliver physical and electronic copies to our customer.
Robust CRM platform
Our account executives, customer care and sales organization, fulfillment specialists, and tax advisors leverage a multi-channel customer relationship management, or CRM, platform, powered by integrating a variety of tier one contact center technologies. The platform is integrated within our production and fulfillment systems and enables us to support customers through communications via multiple channels including our websites, email, text, phone, online chat, and our mobile applications. For example, we automatically notify business formation customers over multiple channels regarding their order status as their legal documents progress through our workflow and when we receive confirmation of the documents being filed with or approved by government agencies.

Scalable and secure infrastructure
Our platform resides on a combination of on-premises infrastructure located in California and Texas and best-in-class public cloud-based platforms. Our platform is highly scalable to accommodate an increasing volume of customer orders. We have designed our websites to be highly intuitive and secure using proprietary software and commercially supported tools. Maintaining the integrity and security of our websites is a key priority. We utilize national security standards and appropriate tools for secure transmission of personal information between our customers and our websites and maintain a dedicated security team that drives compliance with data security standards. We intend to transition our platform to the public cloud with all essential products operating on public cloud platforms that have built-in security, and data and privacy controls.
Our website allows users to access the same content on our platform from their laptops, tablets, or smart phones. We also maintain apps on iOS and Android that make it easy for customers to access their documents, schedule consultations, and get status updates on their orders.
Our Attorney Advice Network
We offer attorney advice across all 50 states in the U.S. to our subscribers through a network of independent law firms that manage relationships with approximately 1,300 attorneys. Our network consists of a core group of over 135 attorneys who handle the majority of consultations across the most common legal issues. The remaining attorneys handle more specialized needs, including worker compensation, landlord and tenant issues and bankruptcy.
In 2021 and 2020, our network completed over 70,000 and 80,000 consultations, respectively, bringing our total completed consultations, since the launch of our attorney assistance division in 2011, to over 660,000. We experienced a higher number of attorney consultations in 2020 as the COVID-19 pandemic led individuals and small businesses to turn to online services given the relative inaccessibility of offline alternatives. Participating law firms must focus on customer care and satisfy stringent customer satisfaction standards to remain on the network. Customers are given the opportunity to review an attorney after each consultation. Based on these reviews, attorneys in our network achieved an average net promoter score, or NPS, of 78 in 2021.
Our brand and marketing efforts allow the participating attorneys to focus more on the practice of law and less on business development. The initial free consultation serves as a platform for business development, where the participating attorney can offer to provide billable legal services to our customers at discounted rates. In addition, participating law firms can leverage our brand awareness as well as the customer feedback and testimonials to market their own practice. Each firm receives a flat administrative fee from us for each legal plan participant in its area to cover the administrative costs associated with participating in our network.
Our Tax and Advisory Services
We believe our goal of becoming the trusted advisor to the small business ecosystem hinges on our ability to offer high-quality legal and compliance services at business formation and beyond. We are often the first service provider a new business interacts with, a unique position from which we can form a long-term customer relationship. Our research suggests that our customers welcome assistance from us for their bookkeeping and tax needs, and that many of those needs are highly relevant and top-of-mind in the moment of business entity formation. We provide our customers with tax advice, tax preparation, and related tax services (like bookkeeping and payroll) in affordable subscriptions through LZ Tax, which we launched in October 2020. In addition, our customers receive a consultation included in their formation that includes guidance on their tax strategy, including how to maximize their deductions and income. Our in-house tax advisors achieved an NPS score of 84.1 for 2021.
Customer Care
At December 31, 2021, we had over 300 customer care representatives providing assistance, support and account management to small businesses and individuals. Exceptional customer experience is central to our culture and we take pride in our customer care team based in Austin, Texas, which handled over 1.2 million customer contacts in 2021.
Our customers have access to live help from customer care representatives by phone, online chat, text, email, or via our mobile applications. In addition, our website and mobile experience contain extensive educational content in an article center, FAQs and a knowledge center designed to assist customers in choosing the products and services that best suit their needs.
We actively monitor our service levels, fulfillment speed and quality to maintain a high level of customer care. Customer care team members have metrics-driven incentives that further align their goals and compensation with our focus on the customer while maintaining regulatory compliance. We believe the effectiveness of our approach is reflected in our strong NPS of 69.2 in 2021, which is based on over 81,000 responses from customers.
Sales and Marketing
LegalZoom is a highly recognizable online legal services brand for small businesses and individuals in the U.S. We have invested significantly to create a highly recognizable legal brand, online and offline. We intend to continue to invest in our brand awareness, emphasizing the core products that we offer and the benefits of our platform. We attract a meaningful percentage of unpaid website traffic, underscoring our brand strength and unique content offering. Our content marketing includes educational initiatives such as our Article Center on our website, where we create content to better inform our customers on how they can plan for and protect themselves, their families, and their businesses.
We use a strategic mix of online and offline marketing in combination with inbound sales. We are highly disciplined and metric-driven in driving customer acquisition cost efficiencies. Our largest customer acquisition media spend is in search engine marketing to capture demand generated by our other paid and organic channels. We also advertise across television, radio, podcasts, digital video, and social media. Our affiliate partnerships have historically been another very successful channel for customers to discover LegalZoom and learn more about our products.
We maintain a sales team of over 200 professionals in the Austin, Texas area. This team takes inbound calls from customers and prospects, using a conversational approach to introduce our services, explain features and recommend various partners. When our sales team becomes involved, the average order size frequently increases due to their effectiveness in selling ancillary offerings. Our sales teams also proactively targets qualified prospects, such as those who began a questionnaire in our customer experience journey but have yet to purchase.
Our Competition
We operate in a very competitive industry. We face intense competition from law firms and solo attorneys, online legal document services, legal plans, secretaries of state, tax preparation companies and other service providers. The online legal solutions market is evolving rapidly and is becoming increasingly competitive. Other companies that focus on the online legal document services market or business formations, such as BizFilings, LegalShield, MyCorporation, and RocketLawyer, and law firms that may elect to pursue the online legal document services market, can and do directly compete with us. Law firms and solo attorneys, who provide in-person consultations and are able to provide direct legal advice that we cannot offer due to laws and regulations regarding the unauthorized practice of law, or UPL, compete with us offline and have and may develop competing online legal services. We compete in the registered agent services business with several companies that target small businesses, including Wolters Kluwer, and these competitors have extensive experience in this market. In addition, certain U.S. states, including Nevada and Louisiana, offer online portals where consumers may file their articles of organization. We also compete in tax advisory service business with several companies, including H&R Block and Jackson Hewitt.
Our direct and indirect competitors, whether they are online legal document providers, legal plan providers, law firms, accounting firms, solo attorneys or large internet providers, may also be developing innovative and cost-effective services that target our existing and potential customers. We expect to face increasing competition from offline and online legal services providers in our market, and our failure to effectively compete with these providers could result in revenue reductions, reduced margins, and loss of market share, any of which could materially and adversely affect our business, results of operations, financial condition and future prospects.
We believe competitive factors for our services include ease of use, breadth of offerings, brand name recognition, reputation, price, quality and customer service and that we compare favorably on all these bases.
Human Capital Management
At December 31, 2021, we, together with all our subsidiaries, had 1,218 employees worldwide. At December 31, 2021, we also engaged approximately 400 contractors and consultants in the U.S., and maintained a network of independent law firms that manage relationships with approximately 1,300 attorneys. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we believe that our employee relations are strong.
Our primary compensation strategy is to promote a pay-for-performance culture. Our guiding principles are anchored on the goals of being able to attract, incentivize, and retain talented employees who can develop, implement, and drive long-term value creation strategies. We’ve designed our compensation program so that every U.S. based employee has a component of their compensation that is performance or incentive driven. We offer competitive compensation that we believe is aligned with the market and fair relative to our peers.

At LegalZoom, one of our core values is People First. By that, we not only mean caring for and protecting the millions of customers we have served since inception, but investing in, empowering and fostering trust and wellness among our employees. For example, when many of our employees were impacted by the recent unprecedented storms and power outages in Texas in February 2021, we moved quickly to set up a relief fund for all of our impacted employees and donated to an organization directly serving the broader impacted community. In addition, we provided additional paid days off for employees who were unable to work due to power outages or internet connection issues.
We made an abrupt change in March 2020, in the face of the global COVID-19 pandemic, to move all of our non-essential workers to a remote, work-from-home environment. The primary drive for all decision-making in the face of the pandemic has been focused on employee wellness. We’ve remained agile to accommodate the ever-changing needs of our employees as well as the changing nature of the pandemic. Our non-essential workforce continues to be almost entirely remote today. We’ve made numerous investments in our employees to accommodate this new remote environment, including providing an allowance for home office needs, giving employees an added rest day each year, providing paid transportation via ridesharing apps for essential workers who would normally take public transportation, and providing ten emergency paid sick days for employees to use if they have been impacted by COVID-19 in any way. In November 2021, we announced a workplace model shift to Remote-First, positioning us as a best-in-class workplace that provides flexibility through remote work, attracting, and retaining top talent to build an inclusive, productive, and collaborative culture that supports our business goals.
In November 2021, we announced our first-ever wellness break as a new benefit to our US-based employees, providing them with a week of continuous paid-time off to focus on holistic wellness and what matters to them most. This was followed by an announcement and open enrollment of our new competitive 2022 benefits offerings for our U.S. workforce for 2022, including additional time off, increased LegalZoom premium contributions, including options for 100% employer-paid dental, medical, and vision, increased coverage, new fertility benefits, and expanded mental and physical wellness benefits.
We believe we are thriving when every voice is nurtured and heard. We have five employee networks today, including Pride Zoomer Alliance Network, Life Every Voice Black Network, Rise Up- Women’s Network, Women in Tech Network and LatinX Network, each with dedicated internal funding, executive sponsorship and a focus on supporting diversity equity and inclusion within and outside of LegalZoom. These networks have built internal mentorship and development programs, and contributed to their broader communities outside of LegalZoom through their initiatives.
Environmental, Social, and Governance
We believe legal help should be available to everyone, and take to heart the responsibility that comes with our mission of democratizing law. According to the Center for American Progress, 40-60% of the middle class have legal needs that go unmet, which contributes to economic and entrepreneurial inequality, especially in under-represented communities. The cost and complexity of legal assistance is daunting for many without the financial means and legal training. In the early 2000s, we set out to make legal resources more accessible and disrupt an industry many believed couldn’t be disrupted given the rules and regulations of the legal system. We built a platform of technology and people to demystify and simplify complicated processes, creating user-friendly and cost-effective experiences for our customers while keeping their data and privacy top-of-mind. Fast-forward 20 years, now people can form a business starting at a flat fee of $79 (plus state-imposed filing fees), a significant cost savings compared to traditional offline legal services. We are committed to continuing to work so that anyone with a dream can protect their business, family and creative work by accessing our small business, estate planning, tax, and intellectual property products.
We believe that we also have a responsibility to serve those who do not have access to legal services because of who they are, who they love, where they live, the color of their skin, or their economic status. While the inherent nature of our business opens up new opportunity for many who may not have had it otherwise, we aim to do more to empower under-represented communities. Our social impact efforts involve partnerships with two nonprofits, Accion Opportunity Fund and Defy Ventures, both of whom support and further small business ownerships in under-represented communities. By helping to fund their programs, we’re able to help further economic growth in the small business community, focusing on people of color, women, immigrants, and formerly incarcerated individuals. We also fund a scholarship at University of Southern California’s Brittingham Social Enterprise Lab, which is the only social impact master’s program in the country. And finally, in the Fall of 2021, we announced a multi-year deal with the National Basketball Association, or NBA, Women’s National Basketball Association, or WNBA, and NBA G League in a first-of-its-kind partnership rooted in social impact. We committed $6 million in grants and services to small business owners in under-represented communities. In our first cycle, we had over 11,000 applicants, of which 84% identified as people of color, 54% women, and 58% reported a revenue of $50,000 or less. We expect the remaining cycles to have similar numbers.
Aside from helping those with legal matters that tie closely to our business, we also feel a responsibility to contribute to the larger access to justice movement, no matter what type of legal matter it is. That is why we helped fund the first national disaster relief pro bono portal built by Paladin, a justice technology b-corp. The portal is the result of a partnership with the American Bar Association Young Lawyer’s Disaster Legal Services Program, the exclusive legal services coordinator for the Federal Emergency Management Agency, or FEMA, and it connects legal nonprofits all over the country with attorneys who raise their hand to provide legal assistance during times of crisis. The COVID-19 crisis and other national disasters have created immediate legal needs for millions of Americans. With many people now having to navigate unlawful evictions, loss of wages and benefits, delays in court proceedings and more, there is an unprecedented need to connect low-income Americans to pro bono attorneys. Since inception, the portal has connected 5,300 Americans with attorneys to pro bono legal support.
Our social impact goes beyond our external partnership efforts and support—it’s embedded in our culture and employee experience. Addressing inequities starts internally, which is why we made hires for roles in diversity, equity, and inclusion to help us be the most diverse and inclusive company we can be. We have created and hired into new roles to ensure these priorities continue to rise in importance, including senior roles: Head of Social Impact and Director of Talent Development Diversity Equity & Inclusion. 63% of our C-Suite identify as either female or people of color.
Being a purpose-driven company is crucial to our employee experience, which is why we have dedicated groups, events, initiatives, and programs that help contribute to the greater good. For instance, we are part of the Time to Vote initiative, a nonpartisan movement led by the business community to contribute to the culture shift needed to increase voter participation in our country’s elections, and we have also made the Presidential Election Day a company holiday to ensure that every employee can participate in the democratic process and make time to vote. Additionally, in July 2021, we joined 147 other companies in signing the Human Rights Campaign’s Business Statement Opposing Anti-LGBTQ State Legislation that opposes harmful legislation aimed at restricting the access of LGBTQ+ people in society.
We also support giving back outside of our walls through our employee giving and volunteerism programs. Every full-time employee has two volunteer PTO days, and can apply for a company donation match to organizations they fundraise for. In the summer of 2021, we had our inaugural Impact Week, where we came together as a company and broke records in volunteer hours, fundraising, and event attendance. And in December 2021, we had our second End-of-Year Giving campaign where we raised over $70,000 for nonprofit organizations aligned with our mission and values.
Aside from our social initiatives, we also find environmental issues to be important. We are committed to clean, renewable energy. In our Austin, Texas office, we have installed a 520 kW solar electric system. This produces 756,000 kWh of energy per year. The environmental impact amounts to an annual reduction of 1,180,000 pounds, or 536 tons of carbon dioxide emissions, an environmental benefit equivalent to planting 8,000 carbon-sequestering trees.
Data security and privacy is also important to our operations. Ensuring that we meet or exceed expectations with respect to maintaining the confidentiality of the information in our possession is embedded throughout our operations. Our customers and employees trust us with their most sensitive information, including business plans, intellectual property, tax information, and the intimate details of their personal documents, for example wills. To ensure the security of this data, we have implemented security practices that maintain physical, technical and administrative safeguards. We also conduct regular risk assessments to evaluate the effectiveness of our program to ensure that we are continuing to expand and adapt to a changing threat landscape.
We are equally committed to protecting our customers’ privacy. As part of this commitment, we have adopted data stewardship principles that inform our partnerships with third parties and other data sharing arrangements. These principles, which are based on principles of transparency and consent, align with our commitment to never sell our customers’ data. We conduct robust privacy reviews of our vendors for new or modified internal processes. Finally, despite the invalidation of Privacy Shield, we have opted to continue to participate in third-party audits of our privacy practices to help supplement our internal privacy program activities.
Intellectual Property
We believe that our proprietary technology is an important and valuable part of our business. We protect this proprietary technology by relying on a variety of intellectual property mechanisms including copyright and trademark laws, restrictions on disclosure and other methods. We frequently file applications for trademarks and service marks in order to protect our intellectual property. At December 31, 2021, we had 18 trademark registrations and 11 pending trademark applications in the U.S. We also had over 35 trademark registrations in 16 foreign jurisdictions or under international or European Union and European Community registrations. We have no issued patents. We also license intellectual property from third parties, such as software used to support our technology and operations.
In addition, we seek to protect our intellectual property rights by requiring our employees and independent contractors to enter into agreements acknowledging that all works or other intellectual property generated or conceived by them on our behalf are our property, and assigning to us any rights, including intellectual property rights, that they may claim or otherwise have in those works or property, to the extent allowable under applicable law.

Government Regulation
We operate in a particularly complex legal and regulatory environment. We are subject to a variety of U.S., United Kingdom, or U.K., and other foreign laws, rules and regulations, including those related to internet activities, UPL, the corporate practice of law, or CPL, privacy, data protection, cybersecurity, data retention, consumer protection, content regulation, automatically renewing subscriptions, the processing of legal documents, legal plans, human resource services, employment and labor laws, workplace safety, intellectual property and the provision of online payment services, including credit card processing, anti-bribery and anti-corruption laws, federal securities laws, tax regulations and other matters, which are continuously evolving and developing. We own and operate an alternative business structure, or ABS, in the U.K. to provide legal services to U.K. and U.S. based consumers. The ABS employs and contracts with solicitors licensed in the U.K. as well as attorneys licensed in the U.S. to provide limited scope legal services to consumers who purchase such services on our websites. The ABS is regulated by the Solicitors Regulation Authority. While we believe this structure is legally permissible, it is generally untested in U.S. courts and we cannot assure you that it will insulate us from claims of CPL or UPL. These laws and regulations are regularly evolving and tested in courts, and may be interpreted, applied, created, or amended, in a manner that could harm our business.
Our business model includes the provision of services that represent an alternative to traditional legal services, which has subjected us to allegations of UPL in the U.S. UPL generally refers to an entity or person giving or offering legal advice who is not licensed to practice law. However, laws and regulations defining UPL, and the governing bodies that enforce UPL rules, differ among the various jurisdictions in which we operate. The regulatory environment in the U.S. is evolving slowly with two states so far, Arizona and Utah, approving regulatory reform that permits non-lawyers to co-own law firms and other legal service operations. We applied for and received a license to operate as an Arizona ABS on September 30, 2021, through our U.S. subsidiary, LZ Legal Services, LLC. While several states have or are implementing exploratory programs to allow non-lawyers to own law firms under strict ethical parameters, outside of our Arizona ABS, we are currently unable to acquire a license to practice law in the U.S., or employ licensed attorneys to provide legal advice to our customers, because we do not meet the regulatory requirement of being exclusively owned by licensed attorneys. Our business model is also subject to laws and regulations that govern business transactions between attorneys and persons who are not licensed attorneys, including those related to the ethics of attorney fee-splitting and CPL.
We are subject to certain regulations relating to the processing of legal documents, which vary among the jurisdictions in which we conduct business. Regulation of our legal plans also varies considerably among the insurance departments, bar associations and attorneys general of the particular states in which we offer our legal plans. In addition, some states may seek to regulate our legal plans as insurance or specialized legal service products.
Available Information
Our Investor Relations website is https://investors.legalzoom.com/ and we encourage investors to use it as a way of easily finding information about us. We promptly make available on this website, free of charge, the reports that we file or furnish with the Securities and Exchange Commission, or SEC (including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and our Proxy Statements, and any amendments to these reports), corporate governance information (including our Code of Conduct and Ethics), and select press releases.
Item 1A. Risk Factors
Our business involves significant risks, and the material factors that make an investment in us risky or speculative, are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including our audited financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects, as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment. We first summarize the most significant risks we face in the bullet points below. You should also read the more comprehensive discussion of risk factors that follows this bullet-point summary.
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
•Our business primarily depends on business formations and fluctuations or declines in the number of business formations may adversely affect our business.
•Our subscription services are highly dependent upon our transaction products, and if we are unable to maintain or attract subscribers, or convert our transactional customers to subscribers, our business, results of operations, financial condition and future prospects may be adversely affected.
•Our business depends substantially on our subscribers renewing their subscriptions with us and expanding their use of our platform, but we cannot accurately predict renewal or expansion rates.
•Our business depends on our ability to drive additional purchases and cross-sell to paying customers and our business, results of operations, financial condition or future prospects may be harmed if we are not successful.
•The legal solutions market is highly competitive and our failure to compete successfully could materially and adversely affect our business, results of operations, financial condition and future prospects.
• Our business depends on our brand and reputation, which could be adversely affected by numerous factors.
• If our marketing efforts are unsuccessful, our ability to attract new customers or retain existing customers may be adversely affected, which may adversely affect our business, results of operations, financial condition and future prospects.
•We depend on top talent, including our senior management team, to grow and operate our business, and if we are unable to hire, retain or motivate our employees, including as a result of our remote-first workforce policy, we may not be able to grow or operate effectively, which may adversely affect our business and future prospects.
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
•Our business and services subject us to complex and evolving U.S. and foreign laws and regulations regarding the unauthorized practice of law, legal document processing, legal plans, tax preparation and other related matters, and any failure or perceived failure by us to comply with applicable laws and regulations may subject us to regulatory inquiries, claims, suits, and prosecutions, as well as changes in our service offerings, potential liabilities, or additional costs.

The following is a more complete and comprehensive discussion of the risks we face. You should read the following for more detail regarding the risks associated with our business.
Risks Relating to Our Business and Industry
Our recent growth may not be indicative of our future growth and, if we continue to grow, we may not be able to manage our growth effectively
We have experienced, and continue to experience, growth in operations and headcount, which has placed, and will continue to place, significant demands on our management team and our administrative, operational and financial infrastructure. We have also significantly increased the size of our customer base over the last several years. We anticipate that we will continue to expand our operations and headcount in the near term. Our success will depend in part on our ability to manage this growth effectively. To manage the expected growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. As we continue to grow, we must effectively integrate, develop and motivate a large number of new employees, and maintain the beneficial aspects of our corporate culture. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. Failure to effectively manage our growth could result in difficulty or delays in providing services to customers, declines in service quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any of these difficulties could adversely impact our brand and reputation, business, results of operations, financial condition or future prospects.

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
Our future quarterly results of operations may fluctuate significantly due to a wide range of factors, which makes our future results difficult to predict
Our revenue and results of operations have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control, including:
•the number of business formations;
•the level of demand for our services;
•the rate of renewal of subscriptions with, and extent of sales of additional subscriptions to, existing customers;
•current customers failing to renew their subscriptions;
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
•our ability to hire, train and maintain our customer care specialists, direct sales force and tax professionals;
•unforeseen litigation, regulatory actions, and intellectual property infringement claims;
•the rate of failure for small businesses;
•changes in governmental or other regulations affecting our business;
•variations in our provision for income taxes, which may be affected by the mix of income we earn in the United States, or U.S., and in jurisdictions with comparatively lower tax rates, the effects of stock-based compensation, the effects of changes in our business, and the impact of changes in tax laws or judicial or regulatory interpretations of tax laws;
•changes in government relief spending and related policies;
•adverse economic and market conditions, such as those related to the current COVID-19 pandemic, currency fluctuations, and adverse global events; and
•general economic and political conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers operate.
Fluctuations in our quarterly operating results and the price of our common stock may be particularly pronounced in the current economic environment due to the uncertainty caused by the current COVID-19 pandemic and its ongoing impact on consumer spending patterns, the success of small businesses and the formation of new small businesses, as well as the impacts of attempts to reopen the offline economy and lessening of restrictions on movement and travel. For example, starting in the second quarter of 2020, we saw tailwinds driven by the COVID-19 pandemic as individuals and small businesses turned to online services given the relative inaccessibility of offline alternatives as well as due to the availability of government stimulus checks and those tailwinds subsided in the back half of 2021 due to the easing of government stimulus supporting individuals and small businesses impacted by the COVID-19 pandemic. Fluctuations in our quarterly operating results may cause those results to fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the price of our common stock to decline. Fluctuations in our results could also cause a number of other problems. For example, analysts or investors may change their models for valuing our common stock, particularly post-pandemic, we could experience short-term liquidity issues, our ability to retain or attract key personnel may diminish, and other unanticipated issues may arise.
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
We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to maintain profitability
Since inception, we have incurred an accumulated deficit and may incur net losses in the foreseeable future. At December 31, 2021, we had an accumulated deficit of $748.0 million.
We will need to generate and sustain increased revenue levels in future periods in order to maintain or increase our level of profitability. We expect our cost of revenue and operating expenses to increase as we invest in scaling our tax advisory business and accelerating growth of our newly acquired virtual mail offering; increase our sales and marketing spend to grow our customer base and build on our digital brand leadership and awareness; invest in new products and services and production automation technologies; and increase our headcount to support these initiatives. Furthermore, as a public company, we are incurring legal, accounting and other expenses that we did not incur as a private company. If our revenue and gross profit do not grow at a greater rate than our operating expenses, we will not be able to maintain or increase profitability. We may incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other factors that may result in losses in future periods. If our expenses exceed our revenue, we would not maintain profitability and our business may be harmed. In addition, to attract customers, launch new products, or for other reasons, we may determine to make certain of our service offerings available to customers at a low cost or without charge, which will negatively impact our profitability in the short term and, if the strategy is unsuccessful, in the long term.
If we fail to provide high-quality services, customer care and customer experience and add new services that meet our customers’ expectations, we may not be able to attract and retain customers
In order to increase revenue and maintain profitability, we must attract new customers and retain existing customers. The rate at which new and existing customers purchase and renew subscriptions to our services depends on a number of factors, including those outside of our control. The quality and value of our services, customer care and customer experience, as well as the quality and accuracy of the services provided by our accountants and the independent attorneys who participate in our and our partner’s networks, are critical to our ability to attract and retain customers.
We have made substantial investments in developing our websites, mobile platform, legal documents, educational content, customer relationship management, automated supply chain and fulfillment, integrated digital workflow management and other dynamic online processes that comprise our online legal platform to improve the quality of our services, customer care and customer experience and there is no assurance that those investments will provide us with the benefits we expect. We also intend to add new services and enhance our existing product and services, which will require us to devote significant resources before we know whether such products or services will be successful. We may fail to attract new customers or lose existing customers if current or future development efforts or services fail to meet customer preferences on a timely basis. For example, in October 2020, we introduced LZ Tax, a LegalZoom fulfilled tax advisory service, and in 2022, we began our first cycle of preparing tax filings at scale and we could fail to attract or lose existing customers if our tax professionals are not able to keep up with customer volume and demand or customers’ timing expectations. In addition, if the independent attorneys who participate in our legal services plan, or legal plan, or the tax experts who complete the tax preparation services fail to provide accurate, high-quality services, customer care and customer experience. Larger enterprises may demand more support services and features, which puts additional pressure on us to satisfy the increased support required for these customers. If we are unable to attract new customers or lose existing customers, our business, results of operations, financial condition and future prospects would be adversely affected.
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
The independent attorneys who participate in our legal plans and attorneys who fulfill our attorney assisted legal offerings, as well as accountants who fulfill our tax offering, are critical to the success of our business. The failure or perceived failure of these independent attorneys and accountants to satisfy customer expectations could impede our ability to attract and retain customers. Further, the independent attorneys who participate in our legal plans and attorneys who fulfill our attorney assisted legal offerings have duties both to the courts and their clients. These duties, including the associated responsibilities, such as confidentiality and the rules relating to the attorney-client and attorney work product privileges, are paramount. There could be circumstances in which the attorneys who participate in our network and fulfill the attorney assisted legal offerings believe that in order to comply with these duties they may have to act against the interests of our stockholders and the short-term profitability of our business.
In addition, because our platform is available over the internet or on mobile networks, we need to regularly modify and enhance our platform to keep pace with changes in internet-related hardware, software, communications and database technologies and standards. If we are unable to respond in a timely and cost-effective manner to these rapid technological developments and changes in standards, our platform may become less marketable, less competitive or obsolete, and our business, results of operations, financial condition and future prospects would be harmed. If new technologies emerge that are able to deliver competitive services at lower prices, more efficiently, more conveniently or more securely, such technologies could adversely impact our ability to compete. Our platform must also integrate with a variety of network, hardware, mobile, and software platforms and technologies, and we need to frequently modify and enhance our services to adapt to changes and innovation in these technologies. Any failure of our platform to operate effectively with future infrastructure platforms and technologies could reduce the demand for our platform. If we are unable to respond to these changes in a cost-effective manner, our platform may become less marketable, less competitive or obsolete, and our business, results of operations, financial condition and future prospects may be adversely affected.
If we do not continue to innovate and provide a platform that is useful to our customers, we may not remain competitive, and our results of operations could suffer
Our success depends on continued innovation to provide features that make our platform useful for our customers. We must continue to invest resources in technology and development in order to continue improving the simplicity and effectiveness of our platform. We may introduce significant changes to our platform or develop and introduce new and unproven services, including using technologies with which we have little or no prior development or operating experience. We have in the past invested resources and introduced new services that have failed to produce the customer interest that we expected. If we are unable to continue offering innovative solutions or if new or enhanced solutions fail to engage our customers, we may be unable to attract additional customers or retain our current customers, which may adversely affect our business, results of operations, financial condition or future prospects.
Our business primarily depends on business formations
Our success significantly depends on business formations. The majority of our transaction revenue is generated by providing formation services to guide our customers through the transition from being aspiring business owners to launching their entities. In each of 2021 and 2020, business formations represented the largest share of our total transaction orders. The number of business formations on our platform is subject to unpredictable declines or fluctuations as a result of a number of factors, including an overall decline in the number of U.S. business formations, an economic slowing or downturn, increased competition, compliance or operating costs (including wage and benefit pressures), regulatory obstacles, changes in law (including changes in tax laws and regulations), changes in the business environment from inflation, interest rate, government assistance or other risks, and dissatisfaction with our services. For example, there was slower growth in transactions in the fourth quarter of 2021 than in the fourth quarter of 2020 as a result of slower business formations growth and a decline in estate planning transactions. Declines in the overall number of business formations or the number of business formations on our platform may adversely affect our business, results of operations, financial condition or future prospects. If growth rates continue to decline, these impacts can be expected to intensify.
Our subscription services are highly dependent upon our transaction products
For the past few years, a significant amount of our revenue has been derived from our subscription services. In 2021 and 2020, approximately 50% of our revenue came from subscriptions. Subscriptions have primarily originated from transactional customers who opted to become subscribers. However, subscriptions may be terminated at any time, and the willingness of transactional customers to subscribe is impacted by numerous factors, including cost, the helpfulness of our services over time and our ability to continue to evolve with the growing business needs of our subscribers. As a result, we are not be able to predict whether a sufficient number of our existing or new customers will continue to subscribe to our registered agent services, legal plans or other subscription services, or if they will continue to subscribe at the same rate as they have historically. If we are unable to continue to convert our transactional customers to subscribers, our business, results of operations, financial condition and future prospects would be adversely affected.

Our business depends substantially on our subscribers renewing their subscriptions with us and expanding their use of our platform
A large portion of our revenue stream comes from our subscriptions for small businesses and individuals. For us to maintain or improve our operating results, it is important that we retain our existing customers and that our subscribers renew their subscriptions with us when the existing subscription term expires. Our subscribers have no obligation to renew their subscriptions upon expiration and we cannot assure you that subscribers will renew subscriptions at the same or a higher level of service, if at all.
We cannot accurately predict renewal rates. Our retention rate may decline or fluctuate as a result of a number of factors, including subscribers’ satisfaction or dissatisfaction with our platform, the effectiveness of our customer support services, the quality and perceived quality of the services provided by our tax professionals and the independent attorneys who participate in our legal plan network, the attorneys who fulfill our attorney assisted legal offering, our pricing, the prices of competing products or services, the effects of global economic conditions, regulatory changes and reductions in subscribers’ spending levels. If we are unable to attract new subscribers to grow our subscription services, if subscribers cancel their subscriptions at a higher rate than anticipated or do not renew their subscriptions or renew on less favorable terms, our business, results of operations, financial condition and future prospects would be adversely affected. If our renewal rates fall below the expectations of the public market, securities analysts or investors, the price of our common stock could also be harmed.
Our business depends on our ability to drive additional purchases and cross-sell to paying customers
Our future success depends on our ability to expand our relationships with our customers by selling additional solutions to serve their needs, by offering more subscription products that increase engagement. This may require more sophisticated and costly sales efforts. Similarly, the rate at which our customers purchase additional services from us depends on a number of factors, including general economic conditions and customer reaction to pricing of these services. If our efforts to sell additional services to our customers are not successful, our business, results of operations, financial condition or future prospects may be harmed.
The legal solutions market is highly competitive
We operate in a very competitive industry. We face intense competition from law firms and solo attorneys, online legal document services, legal plans, secretaries of state, tax preparation companies and other service providers. The online legal solutions market is evolving rapidly and is becoming increasingly competitive. Other companies that focus on the online legal document services market or business formations, such as BizFilings, LegalShield, MyCorporation, and RocketLawyer, and law firms that may elect to pursue the online legal document services market, can and do directly compete with us. Law firms and solo attorneys, who provide in-person consultations and are able to provide direct legal advice that we generally cannot offer due to laws and regulations regarding the unauthorized practice of law, or UPL, compete with us offline and have or may develop competing online legal services. We compete in the registered agent services business with several companies that target small businesses, including Wolters Kluwer, and these competitors have extensive experience in this market. In addition, if U.S. state agencies increase their offerings of free and easy-to-use business formation services, such as LLC formations and other document filings, or filing portals to the public, it could have a significant adverse effect on our business, financial condition or results of operations. For example, states such as Nevada and Louisiana offer online portals where consumers may file their articles of organization for free other than filing fees. We also compete in tax advisory and preparation services business with several companies, including H&R Block and Jackson Hewitt.
We may also face potential competition from large internet providers, such as Amazon or Alphabet, who may choose to enter into the online legal solutions business. These businesses have disrupted multiple industries and routinely enter new verticals. Their extensive resources and brand recognition would likely make them formidable competitors and could adversely affect our business despite such competitors lack of expertise in providing legal solutions online.
Our direct and indirect competitors, whether they are online legal document providers, legal plan providers, law firms, accounting firms, solo attorneys or large internet providers, may also be developing innovative and cost-effective services, including automated corporate formation document processing, that target our existing and potential customers. We expect to face increasing competition from offline and online legal services providers in our market, and our failure to effectively compete with these providers could result in revenue reductions, reduced margins, or loss of market share, any of which could materially and adversely affect our business, results of operations, financial condition and future prospects.
Our business depends on our brand and reputation, which could be adversely affected by numerous factors
We believe our brand has contributed to the success of our business and we have made substantial investments to build and strengthen our brand and reputation. Maintaining and enhancing the LegalZoom brand and our reputation is critical to growing and retaining our customer base. Regulatory proceedings, consumer claims, litigation, customer complaints or negative publicity through word-of-mouth, social media outlets, blogs, the Better Business Bureau and other sources related to our business practices, as well as customer care, data privacy and security issues, or reputation of our endorsers, irrespective of their validity, could diminish confidence in our services and adversely affect our brand and reputation and our ability to attract and retain customers.
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
If our marketing efforts are unsuccessful, our ability to attract new customers or retain existing customers may be adversely affected, which may adversely affect our business, results of operations, financial condition and future prospects
Our ability to attract new customers and retain existing customers depends in large part on the success of our marketing channels. Our primary marketing channels that generate traffic for our websites include search engine marketing, television, radio and our inside sales team.
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
We depend on top talent, including our senior management team, to grow and operate our business, and if we are unable to hire, retain or motivate our employees, we may not be able to grow or operate effectively, which may adversely affect our business and future prospects
Our future success will depend upon our continued ability to identify, hire, develop, motivate and retain top talent. Competition for such talent is intense, particularly within the technology industry. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation and benefit packages before we can validate the productivity of those employees, a practice which may not be sustainable and, even if sustainable, can be costly. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications which may, among other things, impede our ability to execute our growth strategies or continue to operate our business in a satisfactory manner. These difficulties have intensified in recent years as an increasing number of employees have determined to leave the technology sector or left the workforce altogether. Many of the factors that have led to the “Great Resignation” (including increased workloads and physical isolation from other employees) have also caused employees to experience burnout, which has and may continue to result in increased attrition and decreased productivity. In addition, our Remote-First work policy, which results in a predominantly remote workforce, has also made it difficult to orient, train, develop, motivate, and engage with our employees and embed them in to the LegalZoom culture. If we are not able to effectively attract or retain quality employees, our costs will increase, our ability to achieve our strategic objectives will be adversely impacted, our brand or reputation could suffer, and our business may be adversely affected. Our ability to operate efficiently depends upon contributions from across our employees and our senior management team. In addition, from time to time, there may be changes in our senior management team that may be disruptive to our business. If our senior management team, including any new hires that we may make, fails to work together effectively and execute agreed-upon plans and strategies on a timely basis, our business and future prospects may be adversely affected.
If we cannot attract additional, qualified independent attorneys to participate in our legal plan network to service the needs of our legal plan subscribers, attorneys to support our attorney assisted legal offerings, and qualified certified public accountants, enrolled agents, and tax professionals to service the needs of our subscribers, or if these attorneys, accountants and tax professionals encounter regulatory issues that prevent them from being able to service the needs of our customers, we may not be able grow and maintain our legal plan subscription business, other assisted legal solutions or tax offerings effectively and our business, revenue, results of operations and future prospects may be adversely affected.
Our business and success depend in part on our strategic relationships with third parties, including our partner ecosystem, and our business would be harmed if we fail to maintain or expand these relationships
We depend on, and anticipate we will continue to depend on, various third-party relationships to sustain and grow our business. For example, we partner with a variety of third parties to provide business license services, bookkeeping services, credit card and banking services, productivity tools and business insurance, among others. Our sales and our customers’ user experience are dependent on our ability to connect and integrate easily to such third-party solutions. We may fail to retain and expand relationships for many reasons, including third parties’ failure to maintain, support, or secure their technology platforms in general, restrictions imposed by regulatory compliance, and our integrations in particular. Any such failure could harm our relationship with our customers, our reputation and brand, our business and results of operations, and our future prospects.
As we seek to add different types of partners to our partner ecosystem, it is uncertain whether these third parties will be successful in building integrations, co-marketing our solutions to provide a significant volume and quality of lead referrals and orders, or continuing to work with us as their own products evolve. Identifying and negotiating new and expanded partner relationships require significant resources. In addition, integrating third-party technology can be complex, costly and time-consuming. Third parties may be unwilling to build integrations, and we may be required to devote additional resources to develop integrations for business applications on our own. The contracts applicable to third parties’ development tools may be unfavorable and add costs or risks to our business or may require us to push additional contract terms to our customers that affect our relationship with our customers. Providers of business applications with which we have integrations may decide to compete with us or enter into arrangements with our competitors, resulting in such providers withdrawing support for our integrations. In addition, any failure of our solutions to operate effectively with business applications could reduce the demand for our solutions and harm to our business. If we are unable to respond to these changes or failures in a cost-effective manner, our solutions may become less marketable, less competitive or obsolete, and our results of operations may be negatively impacted.
If we are unable to effectively manage and minimize errors, failures, interruptions or delays caused by third parties, or if our third-party service providers cease to do business with us, our ability to deliver services to our customers and our business, brand, reputation and results of operations may be adversely affected
We rely on third parties to fulfill portions of the services we offer and to support our operations. For example, we rely on government agencies, including secretary of state offices and the U.S. Patent and Trademark Office, to process business formation documents and intellectual property applications. If these agencies are unable or refuse to process submissions in a timely manner, including as a result of any government shutdowns or slowdowns, our brand and reputation may be adversely affected, or customers may seek other avenues for their business formation or intellectual property needs. We also utilize other third parties in connection with the fulfillment and distribution of our services, including the independent attorneys in our legal plan network, as well as accountants and tax professionals through our subscription plans, and a third party to support our registered agent subscription services. Our platform also interoperates with certain third-party sites. As a result, our results may be affected by the performance of those parties and the interoperability of our platform with other sites. If certain third parties limit certain integration functionality, change their treatment of our services at any time, or experience quality issues, such as bugs and defects, our revenue, results of operations and future prospects may be adversely affected.
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
Our failure to successfully address the evolving market for transactions on mobile devices and to build mobile products could harm our business
A significant and growing portion of our customers access our platform through mobile devices. Almost half of our traffic is through mobile devices. The number of people who access the internet and purchase services through mobile devices, including smartphones and handheld tablets or computers, has increased significantly in the past few years and is expected to continue to increase. If we are not able to provide customers with the experience and solutions they want on mobile devices, we may not be able to attract or retain customers or convert our website traffic into customers and our business may be harmed.
If the mobile applications and versions of some of our web content that we have created are not well received by customers, or if they don’t offer the information, services and functionality required by customers that widely use mobile devices, our business may suffer and we may experience difficulty in attracting and retaining customers. In addition, we face different fraud risks and regulatory risks from transactions sent from mobile devices than we do from personal computers. If we are unable to effectively anticipate and manage these risks, our business, results of operations, financial condition and future prospects may be harmed.
We may acquire or invest in companies, which may divert our management’s attention and result in additional dilution to our stockholders
We have in the past acquired or invested in businesses, products or technologies that we believed could complement or expand our current platform, enhance our technical capabilities or otherwise offer growth opportunities. As part of our business strategy, we may in the future continue to seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our services, enhance our technical capabilities or otherwise offer growth opportunities. The risks we face in connection with acquisitions, whether or not they are consummated, include:
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

We have in the past faced these difficulties in connection with integrating some of our acquisitions and expect to face similar problems in the future, including in connection with the ongoing integration of a company we recently acquired. Difficulties can range from lost productivity to legal proceedings, and we cannot know in advance the extent of the issues that may be involved with a particular acquisition. We may also decide to restructure, divest or sell businesses, products or technologies that we have acquired or invested in. The occurrence of any of these risks could have an adverse effect on our business, results of operations, financial condition and future prospects and could adversely affect the market price of our common stock.
Our focus on the long-term best interests of our company and our consideration of our stakeholders, more broadly, including our stockholders, customers, employees, and other stakeholders that we may identify from time to time, may conflict with short- or medium-term financial interests and business performance, which may negatively impact the value of our common stock
We believe that focusing on the long-term best interests of our company and our consideration of our stakeholders more broadly, including our stockholders, customers, partners, the communities in which we operate, and other stakeholders we may identify from time to time, is essential to the long-term success of our company and to long-term stockholder value. Therefore, we have made decisions, and may in the future make decisions, that we believe are in the long-term best interests of our company and our stockholders, even if such decisions may negatively impact the short- or medium-term performance of our business, results of operations, and financial condition or the short- or medium-term performance of our common stock. Our commitment to pursuing long-term value for our company and our stockholders, potentially at the expense of short- or medium-term performance, may materially adversely affect the trading price of our common stock, including by making owning our common stock less appealing to investors who are focused on returns over a shorter time horizon. Our decisions and actions in pursuit of long-term success and long-term stockholder value, which may include changes to our platform to enhance the experience of our customers, partners and the communities in which we operate, including by improving the trust and safety of our platform, enabling equitable access to legal and compliance services, investing in our relationships with our customers, partners, and employees, investing in and introducing new services, or changing our approach to working with local or national jurisdictions on laws and regulations governing our business, may not result in the long-term benefits that we expect, in which case our business, results of operations, and financial condition, as well as the trading price of our common stock, could be materially adversely affected.
We may not effectively ensure that online services and physical locations are protected from significant outages, denial or degradation of service attacks, natural disasters, including adverse weather conditions, and other disruptions, any of which could adversely affect our brand and reputation, business, results of operations, financial condition and future prospects
A key element of our continued growth is the ability of our customers to access our websites and mobile applications and our ability to fulfill orders placed through such platforms. Our systems may not be adequately designed with the necessary reliability to avoid performance delays, disruptions or outages that could be harmful to our business. In addition, any steps we take to increase the reliability and redundancy of our systems may be expensive and may not be successful in preventing system failures. We have experienced, and may in the future experience, website disruptions, outages and other performance problems due to a variety of factors, including infrastructure maintenance, human or software errors, ransomware attacks, capacity constraints, denial of service, fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these website or mobile application performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our website or mobile application performance, especially during peak usage times, if the number of online services we offer increases, our services become more complex, or our customer traffic grows. If our websites or mobile applications are unavailable when customers attempt to access them, our customers may seek other solutions to address their needs and may not return to our websites or mobile applications in the future. To the extent that we do not effectively address future capacity constraints, upgrade and protect our systems, and continually develop our online legal platform to accommodate actual and anticipated technology changes, our brand and reputation, business, results of operations, financial condition and future prospects could be adversely affected.
In particular, our online services may be vulnerable to denial or degradation of service attacks or ransomware attacks, which may be designed to adversely impact our operations by reducing the capacity or availability of our IT systems, the speed of operations of online services or disrupt the public’s ability to access our websites or applications. Steps we have taken to prevent these attacks and mitigate their potential impact on our systems and operations, may be ineffective to prevent service disruptions or outages. We have experienced denial-of-service attacks in the past, and we may be subject to additional attacks or threats of attacks in the future. A similar event or failure to maintain performance, reliability, security or availability of our legal document services and online technology platform to the satisfaction of our customers may harm our brand and reputation, as well as our ability to retain existing customers and attract new customers, which could adversely affect our business, results of operations, financial condition and future prospects. Further, if our customers are unable to access the information they store on our platform for even limited periods of time, data protection laws may require us to notify regulators and affected individuals, which may increase the likelihood of regulatory investigations into our data protection practices, loss of customers, litigation and other liabilities.
Our operations and online services also rely on the continued functioning and accessibility of certain physical locations, including our product fulfillment locations and data centers, which are vulnerable to damage or interruption from natural disasters, adverse weather conditions, power losses, telecommunication failures, terrorist attacks, human errors, break-ins and similar events. The occurrence of a natural disaster or other unanticipated problems at our facilities could result in lengthy interruptions in our services. We may not be able to efficiently relocate our fulfillment and delivery operations due to disruptions in service if one of these events occurs and our insurance coverage may be insufficient to compensate us for such losses. Because the Los Angeles area, where our corporate and executive headquarters is located, is in an earthquake fault zone and because both the Los Angeles area and Austin, Texas, where our operational headquarters is located, are subject to the increased risk of wildfires, tornadoes and power outages, we are particularly sensitive to the risk of damage to, or total destruction of, our primary offices and two key fulfillment and delivery centers. Our insurance limits against any certain losses or expenses that may result from a disruption to our business due to earthquakes or wildfires, may not be sufficient to cover all such losses or expenses, and the occurrence of either of these events, could adversely affect our business, results of operations, financial condition and future prospects.
We have been or are involved in, and may in the future become involved in, litigation matters that are expensive and time consuming, and, if resolved adversely, could harm our brand and reputation, business, results of operations, financial condition or future prospects
We have been or are involved in lawsuits and other actions brought by customers, purported competitors, regulators, and other parties alleging that we engage in the unauthorized practice of law, unfairly compete or otherwise violate the law. The plaintiffs in these actions generally seek monetary damages, penalties, and/or injunctive relief. We cannot predict the outcome of such proceedings or the amount of time and expense that will be required to resolve these and other proceedings. If such litigation were to be determined adversely to our interests, or if we were forced to settle such matters for a significant amount, such resolutions or settlements could have a negative effect on our brand and reputation, business, results of operations, financial condition and future prospects. We anticipate that we will continue to be a target for such lawsuits in the future. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal, or we may decide to settle lawsuits on unfavorable terms. In addition, defending these claims is costly and can impose a significant burden on management and employees, and we may receive unfavorable preliminary or interim rulings in the course of litigation. Any such negative outcome could result in payments of substantial monetary damages or fines, injunctive relief, adverse effects on the market price of our common stock or changes to our products or business practices, and accordingly, our brand and reputation, business, results of operations, financial condition or future prospects could be materially and adversely affected.
We also may encounter future claims. For example, our U.K. subsidiary operates as an alternative business structure, or ABS, which allows corporate entities to become licensed providers of reserved legal activities in that jurisdiction. As a result, our U.K. subsidiary may be susceptible to potential claims from clients, such as breach of contract, product liability, negligence or other claims. Any such claims could result in reputational damage or an adverse effect on our results of operations. In addition, this structure is generally untested in U.S. courts and we cannot assure you that it will insulate us from claims of the corporate practice of law, or CPL or unauthorized practice of law, or UPL. The professional liability insurance, held by our U.K. subsidiary and limiting its liability in accordance with its engagement letters with clients, may not insure or protect against all potential claims or sufficiently indemnify us or our U.K. subsidiary for all liability that may be incurred. Any such liability, inclusive of the costs and expenses that may be incurred in defending any such claims, that exceeds the insurance coverage could have a material adverse effect on our business, results of operations, financial condition, or future prospects. These same risks may emerge with respect to our US subsidiary, LZ Legal Services, LLC, which was licensed on September 30, 2021 as an Arizona ABS, but is not yet operational.
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

As we face increasing competition and gain an increasingly high profile, including as a result of our IPO, third parties may make intellectual property rights claims, file lawsuits or initiate regulatory actions or other proceedings against us. In addition, we may introduce new services, including in areas where we currently do not compete, which could increase our exposure to lawsuits, regulatory actions or intellectual property claims. Defending against lawsuits, regulatory actions, and other intellectual property claims is costly and can place a significant burden on management and employees. If such claims are made against us, there can be no assurances that favorable final outcomes will be obtained and, if resolved adversely, may result in changes to or discontinuance of some of our services, potential liabilities or additional costs, which could adversely affect our business, results of operations, financial condition and future prospects.
We are subject to risks related to accepting credit and debit card payments that may harm our business or expose us to additional costs and liabilities
We accept payments from our customers primarily through credit and debit card transactions. Our customers generally pay for transactions in advance by credit or debit card except for certain services provided under installment plans where we allow customers to pay for their order in two or three equal payments. For credit and debit card payments, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide payment processing services, including the processing of our credit and debit card transactions, and to provide payment collection services, and it could interrupt our business if these third parties become unwilling or unable to provide these services to us, or if we are otherwise unable to collect payments. For example, if our processing vendors have problems with our billing software or the billing software malfunctions, we could lose customers who subscribe to our legal plans, registered agent services and other subscription services, which could decrease our revenue. In addition, if our billing software fails to work properly and, as a result, we do not automatically charge our subscribers’ credit cards on a timely basis or at all, our revenue could be adversely affected.
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
Risks Relating to Our Financial Condition, Indebtedness and Capital Requirements
Our business is subject to seasonal fluctuations that may cause our results of operations to vary from period to period
Many of the factors that contribute to seasonal fluctuations in our results of operations are out of our control. We have experienced, and expect that we will continue to experience, seasonality in the number of orders placed and when we enter into subscription agreements with customers. Historically, our customers have tended to place a higher number of orders and entered into new or renewed subscriptions in the first quarter of the year, which is when we believe the demand for forming businesses is the highest. Further seasonality is reflected in the timing of our revenue recognition in the second quarter, when we have typically recognized a high amount of revenue from orders placed in the first quarter but fulfilled in the second quarter. Also, we have historically seen demand for our services decline around the beginning of the third quarter as a result of summer vacations and in the last two months of the fourth quarter as a result of the winter holidays. These historical trends were recently affected by the COVID-19 pandemic beginning in the second quarter of 2020 as individuals and small businesses turned to online services given the relative inaccessibility of offline alternatives as well as due to the availability of government stimulus checks. These tailwinds subsided in the back half of 2021 due to the easing of government stimulus supporting individuals and small businesses impacted by the pandemic. Seasonality in our business may cause period-to-period fluctuations in certain of our operating results and financial metrics and thus limit our ability to predict our future results.
Our results of operations may not immediately reflect downturns or upturns in sales because we recognize revenue from our customers over the term of their paid subscriptions with us
We recognize revenue from paid subscriptions to our services over the respective term of the subscription period. After a short introductory trial period, if any, most paying subscribers make a one-year subscription commitment, with the upcoming annual subscription fee paid upon subscribing. As a result, much of our revenue is generated from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. Consequently, a shortfall in demand for our services or a decline in new or renewed subscriptions in any one quarter may have a small impact on the revenue that we recognize for that quarter but could negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and potential changes in our pricing policies or rate of customer expansion or retention may not be fully reflected in our results of operations until future periods. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the life of the subscription agreement. As a result, growth in the number of customers could continue to result in our recognition of higher costs and lower revenue in the earlier periods of our subscription agreements. Finally, our subscription-based revenue model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers and significant increases in the size of subscriptions with existing customers must be recognized over the applicable subscription term.
We track certain financial and operating metrics with internal systems and tools and do not independently verify such metrics. Certain of our financial and operating metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business
We track certain financial and operating metrics, including key business metrics such as number of transactions, number of subscription units and average revenue per customer, with internal company data, systems and tools that are not independently verified by any third party. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. If the internal systems and tools we use to track these metrics undercount or over count performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our services are used across large populations globally. For example, there are customers who have multiple subscriptions, which we treat as multiple subscription units for purposes of calculating our subscription units.
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
We are in the process of implementing an Enterprise Resource Planning, or ERP, software system and challenges with the implementation of the system may impact our business and operations
We implemented the initial phase of our new ERP software system and related infrastructure in the first quarter of 2022. We will continue the process of implementing the ERP on a company-wide basis to support future growth and to integrate our processes. Our ERP software program has involved, and will continue to involve, substantial expenditures on system hardware and software, as well as design, development and implementation activities. The continued implementation efforts of the ERP software program may prove to be more difficult, costly, or time consuming than expected, and it is possible that the system will not yield the benefits anticipated. Any disruptions, delays or deficiencies in the design and implementation of our new ERP software program could materially impact our operations and adversely affect our ability to process orders, fulfill contractual obligations or otherwise operate our business. Additionally, future cost estimates related to our new ERP software system are based on assumptions that are subject to wide variability.
We have identified material weaknesses in our internal control over financial reporting and, if we fail to remediate these material weaknesses, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence and the price of our common stock
We have identified three material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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
These material weaknesses resulted in adjustments to our financial statements primarily related to debt extinguishment costs, goodwill, revenue, accounts receivable, foreign exchange expense and deferred revenue, and could result in a misstatement of any account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
We are currently designing and implementing a plan to remediate the material weaknesses identified. Our plan includes:
•hiring additional experienced accounting, financial reporting and internal control personnel and changing roles and responsibilities of our personnel. We have recently hired additional resources and we have engaged a third-party consulting firm to assist us with our formal internal control plan and provide staff augmentation of our internal audit function;
•implementing controls to enhance our review of significant accounting transactions and other new technical accounting and financial reporting issues and preparing and reviewing accounting memoranda addressing these issues; and
•implementing controls to enable an effective and timely review of account analyses and account reconciliations.
We cannot assure you that these measures will significantly improve or remediate the material weaknesses described above. The implementation of these remediation measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. As a result, remediation of these material weaknesses during 2022 is uncertain. If the steps we take do not remediate the material weaknesses in a timely manner, there could continue to be a reasonable possibility that these control deficiencies or others would result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis. This, in turn, could jeopardize our ability to comply with our reporting obligations, limit our ability to access the capital markets and adversely impact our stock price.
We and our independent registered public accounting firm were not required to perform an evaluation of our internal control over financial reporting as of December 31, 2021 in accordance with the provisions of the Sarbanes-Oxley Act of 2002. Accordingly, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required by reporting requirements under Section 404, in our Annual Report on Form 10-K for the year ended December 31, 2022. If we are unable to successfully remediate the existing material weakness in our internal control over financial reporting, the accuracy and timing of our financial reporting, and our stock price, may be adversely affected and we may be unable to maintain compliance with the applicable stock exchange listing requirements.
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
If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may decline
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in our internal controls. In addition, beginning with our 2022 Annual Report on Form 10-K, which we expect to file with the SEC in the first quarter of 2023, we will be required to furnish a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, including but not limited to those previously identified and not fully remediated at the time of such assessment. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting beginning with our first Annual Report on Form 10-K following the date on which we are no longer an “emerging growth company.”
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
During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be additional material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be negatively affected, and we could be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which would also require additional financial and management resources. Failure to remedy any material weakness in our internal control over financial reporting or to implement or maintain other effective control systems required of public companies could also restrict our future access to the capital markets.
The agreement governing our 2021 Revolving Facility requires us to meet certain operating and financial covenants and places restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business
The Revolving Facility that we entered into in July 2021, or 2021 Revolving Facility contains affirmative and negative covenants, indemnification provisions and events of default. The affirmative covenants include, among others, administrative, reporting and legal covenants, in each case subject to certain exceptions. The negative covenants include, among others, limitations on our and certain of our subsidiaries’ abilities to carry out the following, in each case subject to certain exceptions:
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
Our ability to comply with the covenants and restrictions contained in the 2021 Revolving Facility may be affected by economic, financial and industry conditions beyond our control. The restrictions in the 2021 Revolving Facility may prevent us from taking actions that we believe would be in the best interests of our business and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. Even if the 2021 Revolving Facility is terminated, any additional debt that we incur in the future could subject us to similar or additional covenants.
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

When the London Interbank Offered Rate, or LIBOR is discontinued, borrowing costs under the 2021 Revolving Facility or agreements governing any of our future indebtedness will be calculated using another reference rate, which may cause substantial uncertainty as to the effect of such replacement on our borrowing costs
On March 5, 2021, the ICE Benchmark Administration, or IBA, the administrator of the London Interbank Offered Rate, or LIBOR, the U.K. Financial Conduct Authority, or FCA, the regulatory supervisor of the IBA, announced in public statements, or Announcements, that the final publication or representativeness date for one-week and two-month USD LIBOR would be December 31, 2021 and all other USD LIBOR tenors (overnight, one-month, three-month, six-month and 12-month) will be June 30, 2023. As a result, USD LIBOR will not be available for use in agreement and other instruments after the relevant cessation date and may ultimately cease to be utilized in advance of such relevant cessation date. In April 2018, the Federal Reserve Bank of New York commenced publishing the Secured Overnight Financing Rate, or SOFR, an alternative reference rate to USD LIBOR identified by the Alternative Reference Rates Committee, a group convened by the Board of Directors of the Federal Reserve System and the Federal Reserve Bank of New York and comprised of certain private sector entities, with the participation of the staffs of various U.S. federal agencies. At this time, it is uncertain whether SOFR or other alternative reference rates may become widely accepted alternatives for USD LIBOR. USD LIBOR is used as a benchmark reference throughout the 2021 Revolving Facility. While the 2021 Revolving Facility provides fallback language in the event USD LIBOR ceases to be published, including the possibility of designation of a replacement rate by the administrative agent under the 2021 Revolving Facility, there is uncertainty as to the effect of such replacement on our borrowing costs. In addition, in such event, we may need to renegotiate the 2021 Revolving Facility in order to determine an alternative reference rate to replace USD LIBOR with the new market standard that is established. As such, the full effect of any such event on our borrowing costs or the effectiveness of certain related transactions such as hedges cannot yet be determined.
We are subject to fluctuations in interest rates
Borrowings under the 2021 Revolving Facility are subject to variable rates of interest and expose us to interest rate risk. Sharp changes in interest rates could adversely affect us. In the future, we may enter into contractual arrangements designed to hedge our exposure to changes in interest rates. If we enter into derivative financial instruments to mitigate interest rate risk in the future, we may not maintain interest rate swaps, caps or other applicable financial instruments with respect to all of our indebtedness, and any financial instrument we enter into may not fully mitigate our interest rate risk, may prove disadvantageous or may create additional risks. If these hedging arrangements are unsuccessful, we may experience an adverse effect on our business, results of operations, financial condition and future prospects.
Certain of our indebtedness may be denominated in foreign currencies, which subjects us to foreign exchange risk, which could cause our debt service obligations to increase significantly
The 2021 Revolving Facility also permits borrowings denominated in Euros, British pound sterling and other alternative currencies that may be approved by the administrative agent and revolving lenders. Such non-U.S. dollar-denominated debt may not necessarily correspond to the cash flow we generate in such currencies. Sharp changes in the exchange rates between the currencies in which we borrow and the currencies in which we generate cash flow could adversely affect us. In the future, we may enter into contractual arrangements designed to hedge a portion of the foreign currency exchange risk associated with any non-U.S. dollar-denominated debt. If these hedging arrangements are unsuccessful, we may experience an adverse effect on our business, results of operations, financial condition and future prospects.
Changes in tax laws or tax rulings could affect our financial condition, results of operations, and cash flows
The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations or rulings, or changes in interpretations of existing laws and regulations, could affect our financial condition, results of operations and cash flows. For example, the 2017 Tax Cuts and the Tax Act made broad and complex changes to the U.S. tax code, including changes to U.S. federal tax rates, additional limitations on the deductibility of interest, both positive and negative changes to the utilization of net operating loss, or NOL carryforwards, allowing for the expensing of certain capital expenditures, and putting into effect the migration from a “worldwide” system of taxation to a largely territorial system. The issuance of additional regulatory or accounting guidance related to the Tax Act could affect our tax obligations and effective tax rate in the period issued. In addition, many countries in Europe, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in the countries where we do business or require us to change the manner in which we operate our business.
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
Our ability to use our NOL carryforwards may be limited
We have incurred substantial losses during our history and may not be able to maintain profitability. Unused U.S. federal net operating losses, or NOLs, for taxable years beginning before January 1, 2018, may be carried forward to offset future taxable income, if any, until such unused NOLs expire. Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act or the CARES Act, U.S. federal NOLs incurred in taxable years beginning after December 31, 2017, can be carried forward indefinitely and are limited to 80% of taxable income. For U.S. federal NOLs incurred in taxable years 2018, 2019, and 2020 may be carried back 5 years and carried forward indefinitely and are limited to 80% of taxable income if utilized after December 31, 2020. It is uncertain if and to what extent various states will change their tax laws to conform to the Tax Act or the CARES Act.
At December 31, 2021, we had U.S. federal and state NOL carryforwards of $29.8 million and $58.8 million, respectively. Of the $29.8 million U.S. federal NOL carryforwards, $28.2 million may be carried forward indefinitely with utilization limited to 80% of taxable income. The remaining $1.6 million will begin to expire in 2032. The state NOL carryforwards begin to expire in 2022.
In addition, under Section 382 of the Code and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards to offset its post- change income or taxes may be limited. We have completed a Section 382 study and have determined that none of our net operating losses will expire solely due to Section 382 limitations. However, we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which may be outside of our control. This could limit the amount of NOLs that we can utilize annually to offset future taxable income or tax liabilities. Subsequent ownership changes and changes to the U.S. tax rules in respect of the utilization of NOLs may further affect the limitation in future years. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
Changes in our effective tax rate or tax liability may have an adverse effect on our results of operations
We are subject to income taxes in the U.S. and various foreign jurisdictions. The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are many transactions where the ultimate tax determination is uncertain. We believe that our provision for income taxes is reasonable, but the ultimate tax outcome may differ from the amounts recorded in our consolidated financial statements and may affect our financial results in the period or periods in which such outcome is determined.
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
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations
New income, sales, use, or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified, or applied adversely to us. For example, the Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. Changes in our business operations, acquisitions, investments, new geographies and intercompany transactions my affect our tax expense and liabilities as well as the realization of net deferred tax assets. All of the items above as well as future reform legislation could potentially have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Risks Relating to Legal, Compliance and Regulatory Matters
Our business and services subject us to complex and evolving U.S. and foreign laws and regulations regarding the unauthorized practice of law, legal document processing, legal plans and other related matters
Our business involves providing services that meet the legal and accounting needs of our customers and, as a result, is subject to a variety of complex and evolving U.S. and foreign laws and regulations, including the following:
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
•In the U.S., we are generally unable to hire attorneys as employees to provide legal advice directly to our customers, because we do not meet certain regulatory requirements, such as being exclusively owned by licensed attorneys. In addition, we are currently unable to acquire a license to practice law in most U.S. states, laws, regulations and professional responsibility rules impose limitations on business transactions between attorneys and persons who are not licensed attorneys, including those related to the ethics of attorney fee-splitting and CPL. This position can be contrasted with that in the U.K., where we operate an ABS, which allows certain corporate entities to become licensed providers of reserved legal activities in that jurisdiction, pursuant to the U.K. Legal Services Act 2007, or LSA. The regulatory environment in the U.S. is evolving slowly with two states so far, Arizona and Utah, approving regulatory reform that permits non-lawyers to co-own law firms and other legal service operations. We applied for and received a license to operate as an Arizona ABS on September 30, 2021, through our U.S subsidiary, LZ Legal Services, LLC. Although not yet operational, we cannot assure you that this legally permissible structure in Arizona will insulate us from claims of CPL or UPL in other jurisdictions.
•Regulation of legal document processing services and registered agent services varies among the jurisdictions in which we conduct business.
•Regulation of our legal plans varies considerably among the insurance departments, bar associations, Supreme Courts and attorneys general of each U.S. state. In addition, some U.S. states and federal agencies may seek to regulate our legal plans or other subscription plans.
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
Our U.K. subsidiary, being a “licensed body” law firm, is subject to restrictions under the LSA
Under the LSA, there are restrictions on the holding of “restricted interests” in “licensed body” law firms. A restricted interest for the purpose of these restrictions is an interest of 10% or more in the issued share capital of the licensed body or the parent company of such licensed body. As our wholly owned U.K. subsidiary is a licensed body for the purposes of the LSA, the restrictions referred to above will apply to any holder(s) of 10% or more of our common stock.

The consent of the U.K. Solicitors Regulatory Authority, or SRA, is required should any person who is a “non-deemed approved lawyer” seek to acquire a restricted interest. It is a criminal offense in the U.K. for any “non-deemed approved lawyer” to acquire a restricted interest without having given prior notification to the SRA or, having given prior notification to the SRA, to acquire a restricted interest without having obtaining the SRA’s consent. The SRA may attach conditions to any consent that it may give in respect of the holding of a restricted interest. However, should any stockholder wish to consider owning a stake in our common stock in excess of this threshold, it is possible for the SRA to be approached and grant pre-approval in advance of any such acquisition.
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
Our Arizona subsidiary, which is licensed as an ABS, is subject to restrictions under Arizona Code of Judicial Administration
Under Section 7-209 of the Arizona Code of Judicial Administration, or ACJA, there are restrictions on the holding of “economic interests” in ABS law firms. A restricted interest for the purpose of these restrictions is an interest of 10% or more in the issued share capital of the licensed ABS or the parent company of such licensed ABS. As our wholly owned Arizona subsidiary is a licensed ABS for the purposes of the ACJA, the restrictions referred to above will apply to any holder(s) of 10% or more of our common stock. Each “authorized person”, as defined in ACJA 702-9, including the members of our Board could be required to file an ABS Authorized Person application with the Arizona Supreme Court when determined to be seeking a restricted interest. The Arizona Supreme Court may attach conditions to any authorization granted in respect to holding of a restricted interest.
The Arizona Supreme Court can force any person who acquires a restricted interest in contravention of the applicable rules, whether knowingly or unknowingly, to divest its share ownership in the licensed ABS or its parent company. The Arizona Supreme Court also has the ability to suspend or revoke our Arizona subsidiary’s licensed ABS status in the event any such contravention occurs. Any suspension or revocation of our Arizona subsidiary’s licensed ABS status would have a serious detrimental impact on our business, and, in such circumstances, we would seek to collaborate with the Arizona Supreme Court to minimize any resultant business disruption.
If the independent professionals who participate in our or our partners' networks are characterized as employees, we would be subject to employment and withholding liabilities and regulatory risks
We structure our relationships with the independent attorneys and independent accountants who participate in our and our partners' networks in a manner that we believe results in an independent contractor relationship, not an employee relationship. On the other hand, our LZ Tax offering is fulfilled by our own employee accountants and tax professionals. An independent contractor is generally distinguished from an employee by his or her degree of autonomy and independence in providing services. A high degree of autonomy and independence is generally indicative of a contractor relationship, while a high degree of control is generally indicative of an employment relationship. Tax or other regulatory authorities may in the future challenge our characterization of the independent attorneys who participate in our and our partners' networks of these relationships. If such regulatory authorities or state, federal or foreign courts were to determine that these attorneys or accountants are employees, and not independent contractors, we would be required to withhold income taxes, to withhold and pay social security, Medicare and similar taxes, to pay unemployment and other related payroll taxes and could face allegations of UPL or CPL. We would also be liable for unpaid past taxes and subject to penalties. As a result, any determination that these independent attorneys or independent accountants are our employees could have a material adverse effect on our business, results of operations, financial condition and future prospects.
We are subject to stringent and changing laws, regulations and standards, and contractual obligations related to data privacy and security. The actual or perceived failure to comply with applicable data protection, privacy and security laws, regulations, standards, and other requirements could adversely affect our business, results of operations, and financial conditions
We are subject to numerous foreign and domestic laws, regulations, and standards regarding privacy and data security governing the personal information and other data that we may collect, store, use, or process. Privacy has become a significant issue in the U.S. The regulatory framework for privacy issues is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use, storage, destruction and disclosure of personal information and breach notification procedures. We are also required to comply with laws, rules and regulations relating to data security. Interpretation of these laws, rules and regulations in applicable jurisdictions is ongoing and cannot be fully determined at this time.
In June 2018, California adopted the California Consumer Privacy Act of 2018, or CCPA, which took effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase litigation involving misuse of personal information of California residents. The CCPA may increase our compliance costs and potential liability. In addition, California voters recently approved the California Privacy Rights Act of 2020, or CPRA, which goes into effect on January 1, 2023. It is expected that the CPRA will, among other things, give California residents the ability to limit the use of their personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new law. Some observers have noted that the CCPA and CPRA could mark the beginning of a trend of states adopting more stringent privacy legislation in the U.S., which could further increase our compliance costs, potential liability and adversely affect our business. Numerous or stringent privacy laws in the U.S. could increase our potential liability and adversely affect our business. On March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, which becomes effective on January 1, 2023, and on June 8, 2021, Colorado enacted the Colorado Privacy Act, or CPA, which takes effect on July 1, 2023. The CDPA and CPA are comprehensive privacy statutes that share similarities with the CCPA, CPRA, and legislation proposed in other states. These statutes will require us to incur additional costs and expenses in an effort to comply with them at the times they become effective. Aspects of these statutes and their interpretation and enforcement remain uncertain. We cannot fully predict the impact of these statutes on our business or operations, but they may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.
The global data protection landscape is also rapidly evolving, and we expect that there will continue to be new and proposed laws, regulations and industry standards concerning privacy, data protection, and information security, and we cannot yet determine the impact that such future laws, regulations and standards may have on our business. For example, in May 2018, the General Data Protection Regulation, or GDPR, went into effect in the EU. The GDPR imposes stringent data protection requirements and to date, has increased compliance burdens on us, including by mandating burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and process information about them. The GDPR also provides for more robust regulatory enforcement and greater penalties for noncompliance than previous data protection laws, including fines of up to €20 million or 4% of global annual revenue of any noncompliant company for the preceding financial year, whichever is greater.
European data protection laws including the GDPR also generally prohibit the transfer of personal information from Europe to the U.S. and most other countries unless the parties to the transfer have implemented specific safeguards to protect the transferred personal information. The Court of Justice of the European Union, or CJEU, recently raised questions about whether the European Commission’s Standard Contractual Clauses, one of the primary mechanisms used by U.S. companies to import personal information from Europe, complies with the GDPR. While the CJEU upheld the validity of Standard Contractual Clauses, the CJEU ruled that the underlying data transfers must be assessed on a case-by-case basis by the data controller to determine whether the personal information will be adequately protected. The European Commission also issued new SCCs on June 4, 2021, which are required to be implemented over time. We and many other companies may need to implement different or additional measures to establish or maintain legitimate means for the transfer and receipt of personal data from the E.U., Switzerland and the U.K. to the U.S., and we may, in addition to other impacts, be required to engage in additional contractual negotiations and experience additional costs associated with increased compliance burdens, and we and our customers face the potential for regulators to apply different standards to the transfer of personal data from the E.U., Switzerland and the U.K. to the U.S., and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the E.U., Switzerland and the U.K. to the U.S. At present, there are few if any viable alternatives to the Standard Contractual Clauses and, therefore, there is uncertainty regarding how to ensure that transfers of personal information from Europe to the U.S. comply with the GDPR. As such, any transfers by us, or our third-party service providers, of personal information from Europe may not comply with European data protection laws; may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions; and may reduce demand for our services from companies subject to European data protection laws. Loss of our ability to transfer personal information from Europe may also require us to increase our data processing capabilities in those jurisdictions at significant expense.
Further, the U.K.’s decision to leave the European Union, often referred to as Brexit, has created uncertainty with regard to the regulation of data protection in the U.K., including with respect to whether laws or regulations will apply to us consistent with the GDPR in the future and how data transfers to and from the U.K. will be regulated. Following December 31, 2020, and the expiry of transitional arrangements between the U.K. and European Union, the data protection obligations of the GDPR continue to apply to U.K.-related processing of personal data in substantially unvaried form under the so-called U.K. GDPR (i.e., the GDPR as it continues to form part of U.K. law by virtue of section 3 of the EU (Withdrawal) Act 2018, as amended). However, going forward, there is increasing risk for divergence in application, interpretation and enforcement of the data protection laws as between the U.K. and European Economic Area, or EEA. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the U.K. ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the European Economic Area to the U.K. This adequacy determination must be renewed after four years, however, and may be modified or revoked in the interim. Further, U.K. data protection law imposes restrictions on personal data transfers to the U.S., similar to those imposed by the GDPR. We may experience reluctance or refusal by current or prospective customers in Europe, including the U.K., to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of European residents and our related policies and practices. The regulatory environment applicable to the handling of European residents’ personal data, and our actions taken in response, may cause us to be required to undertake additional contractual negotiations and otherwise to assume additional liabilities or incur additional costs, and could result in our business, operating results and financial condition being harmed.
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
Compliance with these and any other applicable privacy and data security laws, including the Gramm-Leach-Bliley Act and Code Section 7216, and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to provide for compliance with the new data protection rules. Any failure or perceived failure by us or third parties working on our behalf to comply with applicable laws and regulations, any privacy and data security obligations pursuant to contract, our stated privacy or security policies, or obligations to customers or other third parties may result in governmental enforcement actions (including fines, penalties, judgments, settlements, imprisonment of company officials and public censure), civil claims, litigation, damage to our brand and reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could have a material adverse effect on our business, operations and financial performance.
Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, which could, if widely adopted, result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. The regulation of the use of these cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such practices could adversely affect our business, financial condition and results of operations.
Other government agencies are also undertaking measures to strengthen the security of their systems and protect the integrity of their databases. In 2019, the United States Patent and Trademark Office, or USPTO, began requiring anyone accessing the Trademark Electronic Access System, or TEAS, to log into a USPTO.gov account with two-step authentication. On January 8, 2022, the USPTO built on that requirement by introducing an identity verification process that requires users to verify their identity and authenticate their USPTO.gov account. This process leverages technology by ID.me and is intended to ensure that account holders are who they say they are. As part of this initiative, to access TEAS, users will be required to select one of four filing roles: a trademark owner, U.S. licensed attorney, Canadian attorney/agent, or attorney support staff. This requirement will go into effect on April 9, 2022, and is expected to impact our ability to log into TEAS and complete trademark applications on behalf of our do-it-yourself customers. We cannot fully predict the impact of these new requirements on our business or operations, but it will require us to shift how we deliver and fulfill our do-it-yourself product, which may have a revenue impact on the business.
Breaches and other types of security incidents of our networks or systems, or those of our third-party service providers, could negatively impact our ability to conduct our business, our brand and reputation, our ability to retain existing customers and attract new customers, and may cause us to incur significant liabilities and adversely affect our business, results of operations, financial condition and future prospects
We collect, use, store, transmit and process data and information about our customers, employees and others, some of which may be sensitive, personal or confidential. Any actual or perceived breach of our security measures or those of our third-party service providers could adversely affect our business, operations and future prospects. A third-party that is able to circumvent our security measures or those of our third-party service providers may access, misappropriate, delete, alter, publish or modify this information, which could cause interruptions in our business and operations, fraud or loss to third parties, regulatory enforcement actions, litigation, indemnity obligations and other possible liabilities, as well as negative publicity. Widespread negative publicity may also result from real, threatened or perceived security compromises affecting our industry, competitors and customers. Concerns regarding data privacy and security could cause some of our customers to stop using our services and fail to renew their subscriptions. This discontinuance in use and failure to renew could harm our business, results of operations, financial condition and future prospects.
Our internal computer systems, cloud-based computing services, and those of our current and any future third-party service providers are vulnerable to interruption. Cyberattacks and other malicious internet-based activity, such as computer malware, hacking and phishing attempts, continue to increase. In addition to traditional computer “hackers,” malicious code (such as viruses, worms and ransomware), social engineering, cyber extortion and personnel theft or misuse, sophisticated nation-state and nation-state supported actors now engage in similar attacks (including advanced persistent threat intrusions). We have adopted a remote-first policy, which permits all employees to work remotely or virtually indefinitely (and due to the current state of the pandemic actually requires working remotely) due to the current pandemic status requires working remotely unless the nature of the employee’s their in-office presence. This policy, which results in a predominantly remote workforce may pose additional data security risks. We may also be the subject of denial of service attacks, server malfunction, software or hardware failures, loss of data or other computer assets, adware or other similar issues. We cannot guarantee that our, or our third-party service providers’ security measures in place to protect customer information and prevent data loss and other security breaches will be sufficient to protect against unauthorized access to, or other compromise of, personal information confidential or proprietary information. The techniques used to sabotage or to obtain unauthorized access to our platform, systems, networks and/or physical facilities in which data is stored or through which data is transmitted change frequently, and we have not always been able in the past and may be unable in the future to anticipate such techniques or implement adequate preventative measures or stop security breaches that may arise from such techniques. As a result, our safeguards and preventive measures may not be adequate to prevent current or future cyberattacks and security incidents, including security breaches that may remain undetected for extended periods of time, which can substantially increase the potential for a material adverse impact resulting from the breach.
We are required to comply with laws, rules and regulations that require us to maintain the security of personal information. We may have contractual and other legal obligations to notify relevant stakeholders of security breaches. We operate in an industry that is prone to cyberattacks. Failure to prevent or mitigate cyberattacks could result in the unauthorized access to such data, including personal information. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and others of security breaches involving certain types of data. In addition, our agreements with certain customers and partners may require us to notify them in the event of a security breach. We have experienced and may in the future experience personal information security breaches as to which we are legally required to notify individuals, customers, regulators, the media and others. Such disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and not use our services, and require us to expend significant capital and other resources to respond to and/or alleviate problems caused by the actual or perceived security breach. In addition, the costs to respond to a cybersecurity event or to mitigate any security vulnerabilities that may be identified could be significant, including costs for remediating the effects of such an event, paying a ransom, restoring data from backups and conducting data analysis to determine what data may have been affected by the breach. In addition, our efforts to contain or remediate a security breach or any vulnerability exploited to cause a breach may be unsuccessful, and efforts and any related failures to contain or remediate them could result in interruptions, delays, loss in customer trust, harm to our reputation and increases to our insurance coverage.
We may not have adequate insurance coverage for security incidents or breaches, including fines, judgments, settlements, penalties, costs, attorney fees and other impacts that arise out of incidents or breaches. We cannot assure you our cyber liability insurance coverage will be adequate to cover liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. Our risks are likely to increase as we continue to expand, grow our customer base, and process, store, and transmit increasingly large amounts of confidential, proprietary and sensitive data.
We are subject to anti-corruption, anti-bribery, anti-money laundering, and similar laws, and non-compliance with such laws can subject us to criminal and/or civil liability and harm our business
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the U.K. Bribery Act, and other anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies and their employees and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize such activities.
We cannot assure you that all of our employees and agents will comply with our policies and procedures to address anti-corruption laws or not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.
Detecting, investigating and resolving actual or alleged violations of anti-corruption and anti-money laundering laws can require a significant diversion of time, resources and attention from senior management. In addition, noncompliance with anti-corruption, anti-bribery or anti-money-laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations, financial condition and future prospects could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. Enforcement actions and sanctions could further harm our business, results of operations, financial condition and future prospects.
Risks Relating to Intellectual Property
Our use of open source software could negatively affect our proprietary technologies and our ability to offer and sell subscriptions to our products and could subject us to possible litigation
Certain of the technologies we currently use incorporate open source software, or OSS, and we expect to continue to utilize OSS in the future. OSS is licensed by its authors under a variety of license types. Some of these licenses (often called “hereditary” or “viral” licenses) contain requirements that could cause us to make available the source code of the modifications or derivative works that we create based upon the licensed OSS, and that we license such modifications or derivative works under the terms of a particular open source license granting third parties certain rights of further use. By the terms of such open source licenses, we also could be required to release the source code of our proprietary (closed-source) software, and to make our proprietary software available under open source licenses, if we combine and/or distribute our proprietary software with such open source software in a manner that triggers the obligation of the license. We cannot be sure that all OSS and their associated licenses are reviewed prior to use in our proprietary software, that our programmers have not incorporated open source software into our proprietary software in a manner triggering such adverse licensing obligations, or that they will not do so in the future. Additionally, the terms of many open source licenses have not been interpreted by U.S. or other courts, and these licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our products. We may face claims from others claiming ownership of open source software or patents reading on that software, rights to our intellectual property or breach of open source license terms, including a demand for release of material portions of our source code or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation, which could be costly to defend, require us to purchase a costly license (such as a commercial version of an open source license), require us to establish additional specific open source compliance procedures or require us to devote additional research and development resources to remove open source elements from or otherwise change our solutions, any of which would have a negative effect on our business, results of operations, financial condition and future prospects. Any of the foregoing could disrupt and harm our business, results of operations, financial condition and future prospects.
If we are unable to adequately protect our intellectual property to prevent unauthorized use or appropriation, the value of our brand and other intangible assets, as well as our business, results of operations, financial condition and future prospects may be adversely affected
We rely and expect to continue to rely on confidentiality and license agreements with our employees, consultants and third parties, and on trademark, copyright, trade secret and domain name protection laws, to protect our proprietary rights. We have no issued patents, and have 17 U.S. trademark registrations and 17 pending U.S. trademark applications and additional trademark registrations outside of the U.S. Third parties may knowingly or unknowingly infringe on or challenge our proprietary rights, and pending and future trademark or other intellectual property applications may not be approved. In addition, effective intellectual property protection may not be available in every country in which we operate or intend to operate our business. In these cases, we may expend significant time and expense to prevent infringement and enforce our rights. We cannot assure you that others will not offer services or concepts that are substantially similar to ours and compete with our business. If the protection of our proprietary rights is inadequate to prevent unauthorized use or appropriation, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our services, business practices or operations, which may have an adverse effect on our business, results of operations, financial condition and future prospects.
Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and proprietary information
We have devoted substantial resources to the development of our intellectual property and proprietary rights. In order to protect our intellectual property and proprietary rights, we rely in part on confidentiality agreements with our employees, licensees, independent contractors and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.
Risks Relating to Ownership of Our Common Stock
An active market may not be sustainable, and you may not be able to resell your shares at or above the initial public offering price, if at all
It is possible that an active or liquid trading market in our common stock may not be sustainable. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them, if it all. The fair value of your shares may also be reduced due to an inactive market, making it difficult to sell at a price that you consider reasonable. We cannot predict the prices at which our common stock will trade.
An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.
The market price of our common stock may be volatile or may decline regardless of our operating performance, resulting in substantial losses for our investors
The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
•other events or factors, including those resulting from war or incidents of terrorism, or responses to these events; and
•general economic, political, regulatory and market conditions, including as impacted by the COVID-19 pandemic.
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
A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is performing well
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. At December 31, 2021, we had more than 198 million outstanding shares of common stock, of which more than 87 million shares are currently restricted as a result of securities laws, that restrict transfers, subject to certain exceptions.
The holders of up to 133,976,269 shares of our common stock, are entitled to rights pursuant to an investors’ rights agreement and related agreements, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If these holders of our common stock sell a large number of shares by exercising their registration rights, they could adversely affect the market price for our common stock. If we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired.
We have broad discretion in the use of our cash and cash equivalents, including the net proceeds from the IPO and the private placement, and may use them ineffectively, in ways with which you do not agree or in ways that do not increase the value of your investment
We currently have a significant balance of cash and cash equivalents, including as a result of the net proceeds from our IPO and private placement. We have broad discretion over the uses of the net proceeds from our IPO and concurrent private placement, as well as our cash and cash equivalents, and we may spend or invest them in ways that our stockholders disagree with, that cause the price of our common stock to decline or that could adversely affect our business, results of operations, financial condition and future prospects.
We do not intend to pay dividends for the foreseeable future, which could reduce the attractiveness of our stock to some investors
We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. In addition, the 2021 Revolving Facility contains restrictions on our ability to pay dividends. As a result, you must rely on sales of your common stock after price appreciation, which may never occur, as the only way to realize any future gains on your investments for the foreseeable future.
Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions
Based upon our shares of our common stock outstanding as of December 31, 2021, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 57.9% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.
In addition, pursuant to a director nomination agreement entered into between us and each of (i) LucasZoom, LLC (collectively with its affiliated investment entities, Permira) and (ii) FPLZ I, L.P. and FPLZ II, L.P. (together with FPLZ I, L.P. and their affiliated investment entities, or FP, and together with Permira, the Lead Sponsors), we will have the obligation to support the nomination of, and to cause our board of directors to include in the slate of nominees recommended to our stockholders for election, a number of designees equal to at least: (i) two individuals for so long as each Lead Sponsor continuously beneficially owns shares of common stock representing at least 50% of the shares of common stock owned by such Lead Sponsor immediately following our IPO and (ii) one individual for so long as each Lead Sponsor continuously beneficially owns shares of common stock representing at least 25%, but less than 50% of the shares of common stock, owned by such Lead Sponsor immediately following the completion of our IPO. Each of Permira and FP, and their respective affiliates, may therefore have influence over management and control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions.
Provisions in our corporate charter documents and provisions under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management
Provisions in our corporate charter and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:
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
Our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” will not apply with respect to certain stockholders
The doctrine of corporate opportunity generally provides that a corporate fiduciary may not develop an opportunity using corporate resources, acquire an interest adverse to that of the corporation or acquire property that is reasonably incident to the present or prospective business of the corporation or in which the corporation has a present or expectancy interest, unless that opportunity is first presented to the corporation and the corporation chooses not to pursue that opportunity. The doctrine of corporate opportunity is intended to preclude officers or directors or other fiduciaries from personally benefiting from opportunities that belong to the corporation. Our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” will not apply with respect to certain parties to our investors’ rights agreement, in each case together with their respective affiliates, and its and their affiliates’ directors, partners, principals, officers, members, managers and/or employees. LucasZoom, LLC, Permira Advisers LLC, FPLZ I, L.P., FPLZ II, L.P., GPI Capital Gemini Holdco, LP, TCV IX, L.P., TCV IX (A), L.P., TCV IX (B), L.P., TCV Member Fund, L.P., TCV IX (A) Opportunities, L.P., Bryant Stibel Growth, LLC and Bryant-Stibel Fund, I LLC or their affiliates will, therefore, have no duty to communicate or present corporate opportunities to us, and will have the right to either hold any corporate opportunity for their (and their affiliates’) own account and benefit or to recommend, assign or otherwise transfer such corporate opportunity to persons other than us. As a result, certain of our stockholders, directors and their respective affiliates will not be prohibited from operating or investing in competing businesses. We, therefore, may find ourselves in competition with certain of our stockholders, directors or their respective affiliates, and we may not have knowledge of, or be able to pursue, transactions that could potentially be beneficial to us. Accordingly, we may lose a corporate opportunity or suffer competitive harm, which could negatively impact our business, operating results, financial condition and future prospects.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees
Our amended and restated certificate of incorporation, provides that unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) and any appellate court thereof shall be the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:
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
General Risk Factors
As a public company, we are subject to more stringent federal and state law requirements
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act, the listing requirements of The Nasdaq Stock Market LLC, and other applicable securities rules and regulations. Despite reforms made possible by the Jumpstart our Business Startups Act, or JOBS Act, compliance with these rules and regulations have nonetheless increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly, and increased demand on our systems and resources, and such compliance costs will be exacerbated after we are no longer an “emerging growth company.”
As a result of disclosure of information in our Prospectus periodic reports and in other filings required of a public company, our business and financial condition has become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, results of operations, financial condition and future prospects could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our brand and reputation, business, results of operations, financial condition and future prospects.
We may also be subject to more stringent state law requirements. Compliance costs and penalties or other adverse impacts as a result of non-compliance (including reputational impacts) may adversely affect our business. For example, a recent California law generally requires public companies with principal executive offices in California to have a minimum number of females on the company’s board of directors and imposes fines on companies that do not comply. Because our board of directors included only two female directors as of December 31, 2021, the law allows the California Secretary of State to issue us a fine and we could be viewed negatively by investors, customers, employees, and other stakeholders.
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

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline
Our stock price and trading volume will be heavily influenced by the way analysts and investors interpret our financial information and other disclosures. If securities or industry analysts do not publish research or reports about our business, delay publishing reports about our business or publish negative reports about our business, regardless of accuracy, our stock price and trading volume could decline.
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
Our revenue growth rate may decline despite our increased revenue growth rate in certain recent periods, even if our revenue increases in the future to higher levels on an absolute basis. As we grow our business, our revenue growth rate may slow in future periods due to a number of reasons. Any success that we may experience in the future will depend in large part on our ability to, among other things:
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
The COVID-19 pandemic could have an adverse effect on our business, financial condition, results of operations and prospects
In connection with the COVID-19 pandemic, governments have implemented significant measures, including closures, quarantines, travel restrictions and other social distancing directives, intended to control the spread of the virus. Companies have also taken precautions, such as requiring employees to work remotely, imposing travel restrictions and vaccination requirements and temporarily closing businesses, and we have implemented a remote- first policy intended to enable employees to work remotely in perpetuity unless the nature of their work requires in-office presence. To the extent that these restrictions remain in place, additional prevention and mitigation measures are implemented in the future, or there is uncertainty about the effectiveness of these or any other measures to contain or treat COVID-19, and its variants, there has been and continues to be an adverse impact on global economic conditions and consumer confidence and spending, which could adversely affect our business as well as the demand for our products. The fluid nature of the COVID-19 pandemic and uncertainties regarding the related economic impact are likely to result in sustained market turmoil, which could also have an adverse effect on our business, financial condition, results of operations and future prospects.
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
We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to “emerging growth companies” make our common stock less attractive to investors
We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
We cannot be certain whether investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of some or all of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earlier of (i) the last day of the fiscal year following the fifth anniversary of the completion of our IPO, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the last day of the first fiscal year in which we are deemed to be a large accelerated filer, which means in part that the market value of our common stock that is held by non-affiliates equals or exceeds $700 million as of the prior June 30th, and (iv) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
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
Our reported financial results may be adversely affected by changes in generally accepted accounting principles, or GAAP
GAAP is subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. In February 2016, the FASB issued Accounting Standard Codification No. 842, Leases, or ASC 842, which will require lessees to recognize right-of-use assets and lease liabilities for operating leases, initially measured at the present value of the lease payments, on its balance sheet for operating leases. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis.
We adopted ASC 842 effective January 1, 2022. Refer to Note 2 of our consolidated financial statements included in this Annual Report on Form 10-K for a discussion on the evaluated impact ASC 842 will have on our consolidated financial statements and related disclosures. Our prior historical financial information for the year ended December 31, 2021 and 2020, as well as prior periods, will continue to be reported in accordance with historical accounting standards. These or other changes to existing rules may adversely impact our operating results and affect the comparability of our results from period to period.
Item 1B. Unresolved Staff Comments
None
Item 2. Properties
Our corporate headquarters are located in Glendale, California, under a lease expiring in 2024. We own approximately 209,000 square feet of space in Austin, Texas, which is our operating headquarters. We also leased office space in Austin, Frisco and San Antonio, Texas, Beaverton, Oregon, and London, U.K. We believe that these facilities are sufficient for our current needs and that additional facilities will be available to accommodate the expansion of our business should they be needed.
Item 3. Legal Proceedings
We are a party to various currently pending legal proceedings and government inquiries, and we anticipate that legal proceedings, government investigations, government inquiries or claims could be brought against us in the future. For more information on our pending legal proceedings and governmental inquiries, see Note 12 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We are not currently a party to any such legal actions that we believe to be likely to have a material impact on our business, financial condition, results of operations or cash flows. However, management’s views and estimates related to these matters may change in the future, as new events and circumstances arise and the matters continue to develop.
Item 4. Mine Safety Disclosures
None.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
On June 29, 2021, our common stock began trading on the Nasdaq Global Select Market under the symbol “LZ.” Prior to that time, there was no public market for our common stock.
Holders of Record
As of February 28, 2022, there were 188 holders of record of our common stock .
Dividend Policy
We have not paid any dividends on our common stock and do not intend to pay dividends in the foreseeable future.
Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
The following sets forth information regarding all equity securities sold during the year ended December 31, 2021 that were not registered under the Securities Act:
•We issued to our officers and employees an aggregate of 456,486 shares of our common stock at per share purchase prices ranging from $0.34 to $2.50 pursuant to exercises of options under our 2016 Stock Incentive Plan, or 2016 Plan.
•We granted to our officers and employees, options to purchase 970,970 shares of our common stock with a per share exercise price of $28.00 under our 2016 Plan.
•We granted to our directors, officers and employees, 1,771,135 restricted stock units to be settled into shares of our common stock under our 2016 Plan.
•We issued and sold an aggregate of 3,214,285 shares of our common stock to four accredited investors at a price per share of $28.00 for an aggregate purchase price of $90.0 million.

The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder or Rule 701 promulgated under the Securities Act as transactions by an issuer not involving a public offering or under benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view for sale in connection with any distribution thereof. All recipients had adequate access through their relationships with us, or otherwise to information about us. The issuances of these securities were made without any general solicitation or advertising.
On March 1, 2022, our board of directors authorized the repurchase of up to an aggregate of $150.0 million of our common stock. Repurchases may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing to be determined at our discretion, depending on market conditions and corporate needs. We expect to fund the repurchases with our existing cash and cash equivalents, working capital, cash flow from operations, or funds available through various borrowing arrangements. For addition information, refer to Note 22 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Performance Graph
The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, or otherwise subject to the liabilities under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
The following graph depicts the total cumulative stockholder return on our common stock from June 29, 2021, the first day of trading of our common stock on the Nasdaq Global Select Market, through December 31, 2021, relative to the cumulative total returns of the NASDAQ Composite Index and NASDAQ Internet Index. The graph assumes an initial investment of $100.00 at the close of trading on June 29, 2021. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

	June 30, 2021	September 30, 2021	December 31, 2021
LegalZoom.com, Inc.	$100.00	$69.75	$42.46
NASDAQ Composite	$100.00	$99.77	$108.20
NASDAQ CTA Internet	$100.00	$93.01	$84.20
Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.
Overview
LegalZoom is a leading online platform for legal and compliance solutions in the United States, or U.S. Our core offerings include business formations, intellectual property and estate planning services, and we have recently expanded our platform to include professional expertise and other products, both legal and non-legal, to better meet the needs of small businesses. Our unique position at business inception allows us to become a trusted business advisor, supporting the evolving needs of a new business throughout its lifecycle. Along with formations, our services include ongoing compliance and tax advice and filings, trademark filings, and estate plans. Additionally, we have unique insights into our customers and leverage our product as a channel to introduce small businesses to leading brands in our partner ecosystem, solving even more of their business needs. We operate across all 50 states and over 3,000 counties in the U.S. and have more than 20 years of experience navigating complex regulation and simplifying the legal and compliance process for our customers.
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
Our Business Model and Growth Strategy
Our business model is to acquire customers at the time of business formation and then continue to serve their legal, compliance and tax solutions needs over the life of their businesses with our mix of transaction, subscription, and partner offerings. Transaction products include legal documents, business filings, and related services for small business owners and their families, such as business formations, annual compliance filings, intellectual property, estate planning documents, forms, and agreements. Subscription products include compliance solutions and credentialed professional subscription services, including legal and tax advisory services as well as additional owned services such as virtual mail. We also introduce our customers to a variety of third-party partners, giving them access to critical services they need to start and run their businesses, such as business license services, bookkeeping services, banking services, productivity tools, and business insurance, among others.
Our strategy is to scale our existing business and gain market share by investing in core products and sales and marketing; expand our addressable market, attract additional customers and increase conversion through the introduction of more competitively priced products and services; integrate our independent attorney network and tax professionals into our core product set; and grow average revenue per subscription unit, or ARPU, and partnership revenue through building in-house adjacencies and expanding our partner ecosystem to provide new recurring revenue streams.
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
The below table sets forth the number of business formations for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Number of business formations	447	378	292
We experienced an 18% increase from the year ended December 31, 2020 compared to the year ended December 31, 2021 and a 29% increase from the year ended December 31, 2019 compared to the year ended December 31, 2020, respectively. The increase in the number of business formations on our platform during the year ended December 31, 2021, reflected year-over-year growth in overall U.S. business formations in 2021 as well as the increase in business generated from our higher sales and marketing investments.
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
The below table sets forth the number of transactions for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Number of transactions	977	892	691
We experienced a 10% increase from the year ended December 31, 2020 compared to the year ended December 31, 2021 and a 29% increase from the year ended December 31, 2019 compared to the year ended December 31, 2020. The increase in the number of transactions during the year ended December 31, 2021 primarily resulted from year-over-year growth in overall U.S. business formations in 2021. Our estate planning and other consumer transactions declined as a percentage of total transactions in the year ended December 31, 2021, and we expect the proportion of consumer transactions to continue to decrease over time as we focus more of our investment in small business formations, which have a significantly higher average order value. Estate planning transactions benefited from tailwinds driven by the COVID-19 pandemic in the year ended December 31, 2020 as individuals turned to our online services given the relative inaccessibility of offline alternatives. We expect to continue to grow transactions; however, the growth may fluctuate period-over-period based on the variability of overall business formations and estate planning transactions.
Average order value
We define average order value for a given period as total transaction revenue divided by total number of transactions in such period, excluding revenue and related transactions from our Beaumont subsidiary. We consider average order value to be an important metric given it indicates how much customers are spending on our platform per transaction. Estate planning transactions are generally at a lower price point, making our overall average order value lower than our typical price point for small business formations.

The below table sets forth the average order value for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Average order value	$264	$236	$230
Average order value increased by 12% from the year ended December 31, 2020 compared to the year ended December 31, 2021 and increased by 3% from the year ended December 31, 2019 compared to the year ended December 31, 2020, respectively. Growth in average order value for the year ended December 31, 2021 was primarily driven by an increase in the proportion of business formations and other small business transactions, which have a significantly higher order value compared to other transactions relative to total transactions, the timing of transaction revenue recognition and increased customer adoption of our attorney-led trademark product. Transaction revenue recognized in the year ended December 31, 2020 was negatively impacted by capacity constraints related to the COVID-19 pandemic, including delays at various secretaries of state, which pushed fulfillment of some transaction orders placed during the year to the year ended December 31, 2021. We further increased fulfillment rates, and therefore our recognized revenue, in the year ended December 31, 2021 by increasing automation and expanding production capacity to improve our customer experience. Growth may fluctuate period-over-period based on the mix of business formations relative to estate planning transactions, the timing of transaction revenue recognition, and our ability to introduce and sell new products. We expect year-over-year growth in average order value to moderate in 2022 as we introduce more competitively priced products to complement our suite of premium-priced expert-assisted solutions. In doing so, we may determine to make certain of our service offerings available at a low cost or without charge to attract and convert additional customers.
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
We consider the number of subscription units to be an important metric since subscriptions enable us to increase lifetime value through deeper, longer-term relationships with customers. Subscriptions typically range from 30 days to one year in duration and the vast majority of our new subscriptions originate from business formation orders and have an annual term. Our customers can have multiple subscriptions at the end of a period. For example, a popular combination for a new small business owner is attorney advice and registered agent subscriptions. Our registered agent offering comprised approximately 65% of our subscription units for the year ended December 31, 2021, 64% for the year ended December 31, 2020 and 63% for the year ended December 31, 2019.
The below table sets forth the number of subscription units as of December 31, 2021, 2020 and 2019:

	As of December 31,
	2021	2020	2019
	(in thousands)
Number of subscription units	1,329	1,085	921
We achieved 22% growth in our number of subscription units from December 31, 2020 to December 31, 2021, reflecting strong growth from our registered agent, compliance, and tax advisory subscriptions primarily due to the year-over-year growth in business formations. The number of subscription units as of December 31, 2020 increased 18% from 921,000 units as of December 31, 2019. We aim to continue to grow subscription units by increasing the proportion of our small business customers that purchase a subscription service at the time of their initial formation purchase and by improving retention rates.
Average revenue per subscription unit
We define ARPU as of a given date as subscription revenue for the 12-month period ended on such date, or LTM, divided by the average number of subscription units at the beginning and end of the LTM period, excluding revenue and subscriptions from our employer group legal plan and small business concierge subscription service, for which we ceased acquiring new subscribers in October 2020. We consider ARPU to be an important metric because it helps to illustrate our ability to deepen our relationship with our existing customers as they purchase incremental and higher-value services. We have expanded ARPU in recent periods, and for the year ended December 31, 2021, ARPU increased 6% from the same period in 2020.

The below table sets forth ARPU as of December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Average revenue per subscription unit	$236	$223	$221
The increase in ARPU in the year ended December 31, 2021 was primarily due to a shift in the mix of subscription units resulting from continued growth of our registered agent service and, to a lesser extent, our tax advisory business and subscriptions acquired through our purchase of Earth Class Mail, Inc., or Earth Class Mail. We expect ARPU to increase over time as these businesses, which carry higher average price points than our other subscription products, comprise a greater share of total subscription units.
Key Factors Affecting Our Performance
We believe that our future performance will depend on many factors, including the following:
•Our share of business formations. The majority of our transaction revenue is generated by providing formation services to guide our customers through the transition from being aspiring business owners to actually launching their entities. We offer entity formation services for LLCs, corporations and non-profits. In the years ended December 31, 2021, 2020 and 2019, business formations represented the largest share of our total transaction orders. In addition, business formations act as an entrance point for many customers to the LegalZoom ecosystem, where they then often purchase additional products and services. Our business depends on the continuation of new business formations in the U.S., which may be seasonal in nature and dependent on macroeconomic factors, and even more so, on our ability to increase our share of these formations.
•Product leadership. We have invested significantly in our user experience, which we believe is critical to attracting and converting customers and improving retention. These investments consist mainly of creating educational content, improving our website and application user interface, and creating and offering additional products and services, including the growing use of experts in the customer journey. The performance of our product is important to attracting new customers to our platform, maintaining a healthy subscriber base and retaining our customers.
•Ability to enhance customer lifetime value. Many of our subscribers have increased their cumulative spend with us over time as they have expanded their use of our platform to include additional products and subscription services. Our relationship with our small business customers typically starts with the formation of their business and deepens as their businesses grow and their needs become more complex. By continuing to develop new products and subscription services such as tax advice and preparation to address such needs, we expect to see higher customer engagement and retention, which in turn would further increase our customer lifetime value. Additionally, we offer third-party services via our partner ecosystem, and we expect to be able to generate incremental revenue via these offerings.
•Investment in marketing. We have invested, and expect that we will continue to invest, in our brand and the promotion of our services through our various customer acquisition channels, including search engine marketing, search engine optimization, television, digital video, social, radio, and our inside sales team to acquire new customers and grow our business. We frequently evaluate how we price, market, and sell transaction products in order to optimize our subscription business. Given our customer acquisition efficiency, we intend to increase our marketing spend over the medium term.
•Investment in tax offerings. Tax represents a natural adjacency in our mission to make legal and compliance services accessible to small businesses. Based on customer surveys, we estimate that approximately 70% of small business owners that sought a tax accountant did not have one at the time of their entity formation but face tax implications as a result of the entity they choose. To address this customer need, we have invested in launching our Tax Advisory offering. We incurred costs related to this investment in 2020 and 2021 and anticipate continued investment throughout 2022, as we believe that our tax offerings represent an attractive opportunity for incremental revenue growth.
•Talent acquisition and retention. We are focused on providing a quality employee experience as we believe the future success of our business is heavily dependent on our ability to attract and retain talented and highly productive employees, including software engineers, product designers, brand and performance marketers, and customer-facing positions. We compete for talent within the technology industry and believe that our strong brand recognition and greater company purpose are important, positive considerations in our ability to recruit talent. We also are scaling an in-house team of certified public accountants (CPAs) and enrolled agents that are critical to our tax offerings.

•COVID-19 impact. The ongoing impact of the COVID-19 pandemic on consumer spending patterns, the success of existing small businesses and the formation of new small businesses, as well as the impact of attempts to reopen the offline economy and lessening of restrictions on movement and travel, remains uncertain. For example, beginning in the second quarter of 2020, we saw tailwinds driven by the COVID-19 pandemic as individuals and small businesses turned to online services given the relative inaccessibility of offline alternatives and due to the availability of government stimulus checks. These tailwinds subsided in the back half of 2021 due to the easing of government stimulus supporting individuals and small businesses impacted by the pandemic. While we believe these shifts reflect, in part, an acceleration of existing secular trends toward greater adoption of online services, our growth rate may moderate if these trends moderate or reverse over time.
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
Subscription revenue. Subscription revenue is generated primarily from subscriptions to our registered agent services, compliance packages, attorney advice, legal forms services, tax advisory services, and virtual mail services in addition to software-as-a-service, or SaaS, subscriptions in the U.K. In the fourth quarter of 2020, we commenced providing tax, bookkeeping and payroll subscription services. We generally recognize revenue from our subscriptions ratably over the subscription term. Subscription terms generally range from thirty days to one year. Subscription revenue includes the value allocated to bundled free trials for our subscription services and is net of promotional discounts, cancellations, sales allowances and credit reserves and payments to third-party service providers such as legal plan law firms and tax service providers.
For transaction and subscription revenue, we generally collect payments and fees at the time orders are placed and prior to services being rendered. We record amounts collected for services that have not been performed as deferred revenue on our consolidated balance sheet. The transaction price that we record is generally based on the contractual amounts and is reduced for estimated sales allowances for price concessions, charge-backs, sales credits and refunds, which are accounted for as variable consideration when estimating the amount of revenue to recognize.
Partner revenue. Partner revenue consists primarily of one-time or recurring fees earned from third-party providers from leads generated to such providers through our online legal platform. Revenue is recognized when the related performance-based criteria have been met. We assess whether performance criteria have been met on a cost-per-click or cost-per-action basis. In the near term, we expect lower performance in partner revenue as we transition away from legacy partners that do not align with our new strategic direction and focus more on long-term opportunities to have strategic partnerships that build on recurring revenue models.
See the section titled “—Critical Accounting Policies and Estimates—Revenue Recognition” for a description of the accounting policies related to revenue recognition, including arrangements that contain multiple deliverables.
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
We expect our cost of revenue to increase in absolute dollars as we continue to invest in enhancing our customer experience and in new product development, including expert-assisted offerings for our tax and attorney assisted legal offerings.

Gross profit and gross margin
Gross profit, or revenue less cost of revenue, and gross margin, or gross profit as a percentage of revenue, have been and will continue to be affected by various factors, primarily the mix between transaction, subscription and partner revenue. Our gross margin on subscription and partner revenue is higher than our gross margin on transaction revenue. Our long term gross margin expansion is also expected to be driven by automation improvements and digitization efforts. Further, our acquisitions of other companies have negatively impacted our gross margin in the short term, and any such future acquisitions could have a similar effect.
In the short term, we expect our gross profit to increase in absolute dollars but our gross margin to be impacted by our continued investment in scaling our tax advisory business, which has lower gross margins than other products in our portfolio. However, we expect our gross margin to increase modestly over the longer term as we continue to focus on growing higher-margin subscription revenue and invest in fulfillment automation technologies. However, our gross margin could fluctuate from period to period due to fulfillment rates and seasonality.
Operating expenses
Our operating expenses consist primarily of sales and marketing, technology and development, general and administrative expenses, and to a lesser extent, impairments of goodwill, long-lived assets and other assets, in addition to a loss on sale of a business in 2020.
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
We intend to continue to make significant investments in sales and marketing to drive additional revenue, further penetrate our expanding addressable market, and build on our digital brand leadership and awareness. As a result, we expect our sales and marketing expenses to continue to increase and to be our largest operating expense category for the foreseeable future.
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
We expect our technology and development expenses to continue to increase in absolute dollars for the foreseeable future as we invest in new products and services and in production automation technologies to enhance our customer experience. We expect our technology and development expenses to remain relatively consistent or increase as a percentage of our revenue over the long term, although our technology and development expenses may fluctuate as a percentage of our revenue from period-to-period due to seasonality and the timing and extent of these expenses.
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
At December 31, 2021, we had federal net operating loss, or NOL, carryforwards of $29.8 million, which will begin to expire in 2031. At December 31, 2021, we had state NOL carryforwards of $49.8 million, which will begin to expire in 2022 and we had foreign NOL carryforwards of $32.4 million, which can be carried forward indefinitely and are not subject to expiration. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change, by value, in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its post-change income or taxes may be limited.
We had an ownership change in prior years, and as a result certain federal and state NOLs were limited pursuant to Section 382 of the Code. This limitation has been accounted for in calculating our available NOL carryforwards. We may experience an ownership change in the future or subsequent changes in our stock ownership, some of which changes are outside our control. If we undergo another ownership change, such potential ownership changes may affect our ability to utilize our deferred tax assets. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or increase our state taxes we owe.
Results of Operations
The following table sets forth our consolidated statement of operations data for each of the periods indicated. The period-to-period comparison of financial results should not be considered as a prediction or indicative of our future results.

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Revenue	$575,080	$470,636	$408,380
Cost of revenue (1)(2)	189,364	154,563	136,915
Gross profit	385,716	316,073	271,465
Operating expenses:
Sales and marketing (1)(2)	279,281	171,390	115,913
Technology and development (1)(2)	84,003	41,863	37,204
General and administrative (1)(2)	106,584	51,017	57,762
Impairment of goodwill, long-lived and other assets	924	1,105	14,321
Loss on sale of business	—	1,764	—
Total operating expenses	470,792	267,139	225,200
(Loss) income from operations	(85,076)	48,934	46,265
Interest expense, net	(27,984)	(35,504)	(38,559)
Other income, net	1,193	3,713	2,577
Loss on debt extinguishment	(7,748)	—	—
Impairment of available-for-sale debt securities	—	(4,818)	—
(Loss) income before income taxes and income from equity method investments	(119,615)	12,325	10,283
(Benefit from) provision for income taxes	(10,951)	2,429	3,161
(Loss) income before income from equity method investments	(108,664)	9,896	7,122
Income from equity method investment	—	—	321
Net (loss) income	$(108,664)	$9,896	$7,443

(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cost of revenue	$1,733	$177	$205
Sales and marketing	15,746	1,122	1,020
Technology and development	38,796	2,703	1,314
General and administrative	56,557	9,719	4,170
Total stock-based compensation expense	$112,832	$13,721	$6,709
Stock-based compensation expense increased significantly for the year ended December 31, 2021 due to the modification of certain equity awards in connection with our IPO. Refer to Note 14 of our consolidated financial statements included in this Annual Report on Form 10-K.
(2)Includes depreciation and amortization expense for our property and equipment, including capitalized internal-use software and intangible assets as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cost of revenue	$6,430	$8,324	$6,773
Sales and marketing	6,017	6,913	6,469
Technology and development	2,361	2,800	1,055
General and administrative	1,878	2,060	2,093
Total depreciation and amortization expense	$16,686	$20,097	$16,390
Comparison of the Year Ended December 31, 2021 and 2020
Revenue

	Year Ended December 31,
	2021	2020	$ change	% change
	(in thousands, except percentages)
Revenue by type
Transaction	$258,122	$212,114	$46,008	22%
Subscription	288,941	229,840	59,101	26%
Partner	28,017	28,682	(665)	(2%)
Total revenue	$575,080	$470,636	$104,444	22%
Total revenue for the year ended December 31, 2021 increased $104.4 million, or 22%, to $575.1 million compared to the year ended December 31, 2020. The increase was primarily driven by increases in subscription revenue and transaction revenue. Subscription revenue was 50% and 49% of total revenue for the years ended December 31, 2021 and 2020, respectively, and transaction revenue was 45% of total revenue for the years ended December 31, 2021 and 2020, respectively.
Subscription revenue for the year ended December 31, 2021 increased $59.1 million, or 26%, compared to the year ended December 31, 2020. The increase was primarily due to a 22% increase in the number of subscription units and a 6% improvement in ARPU. The increase in subscription units was primarily driven by increased business formations and improved retention. Strong performance from our registered agent subscription services drove the largest contribution of growth in the number of subscription units. The increase in ARPU was primarily due to a shift in the mix of subscription units resulting from continued growth of our registered agent service and, to a lesser extent, our tax advisory business and subscriptions acquired through our purchase of Earth Class Mail.
Transaction revenue for the year ended December 31, 2021 increased $46.0 million, or 22%, compared to the year ended December 31, 2020, driven by a 10% increase in the number of transactions and a 12% improvement in average order value.

Partner revenue for the year ended December 31, 2021 decreased $0.7 million, or 2%, compared to the year ended December 31, 2020. The decrease resulted from our transition away from certain legacy partner relationships that no longer align with our strategic direction.
Cost of revenue

	Year Ended December 31,
	2021	2020	$ change	% change
	(in thousands, except percentages)
Cost of revenue	$189,364	$154,563	$34,801	23%
Cost of revenue for the year ended December 31, 2021 increased $34.8 million, or 23%, compared to the year ended December 31, 2020. The increase was primarily due to higher filing fees, fulfillment costs, and other variable cost of revenue related to the increased transaction volumes and increased production capacity to improve our customer experience.
Gross profit

	Year Ended December 31,
	2021	2020	$ change	% change
	(in thousands, except percentages)
Gross profit	$385,716	$316,073	$69,643	22%
Gross profit for the year ended December 31, 2021 increased $69.6 million, or 22%. The increase was driven by increased revenue partially offset by higher filing fees, fulfillment costs, and other variable cost of revenue.
Sales and marketing

	Year Ended December 31,
	2021	2020	$ change	% change
	(in thousands, except percentages)
Sales and marketing	$279,281	$171,390	$107,891	63%
Sales and marketing expenses for the year ended December 31, 2021 increased $107.9 million, or 63%, compared to the year ended December 31, 2020. The increase was primarily due to an increase in customer acquisition marketing spend of $76.2 million, an increase in stock-based compensation of $14.6 million, mainly in connection with our IPO, increased payroll and related costs in our sales organization of $10.2 million due to increased headcount to support higher revenue, and an increase in media production spend of $3.9 million. Customer acquisition marketing spend was $195.4 million and $119.2 million for the year ended December 31, 2021 and December 31, 2020, respectively, as we invested to expand our customer base and build our digital brand leadership and awareness.

Technology and development

	Year Ended December 31,
	2021	2020	$ change	% change
	(in thousands, except percentages)
Technology and development	$84,003	$41,863	$42,140	101%
Technology and development expenses for the year ended December 31, 2021 increased $42.1 million, or 101%, compared to the year ended December 31, 2020. The increase was primarily due to an increase in stock-based compensation of $36.1 million, mainly in connection with our IPO, and an increase in payroll and related benefits of     $4.2 million, mainly due to increased headcount as we added staff to support our investment in new products and services.

General and administrative

	Year Ended December 31,
	2021	2020	$ change	% change
	(in thousands, except percentages)
General and administrative	$106,584	$51,017	$55,567	109%
General and administrative expenses for the year ended December 31, 2021 increased $55.6 million, or 109%, compared to the year ended December 31, 2020. The increase was primarily due to a $46.8 million increase in stock-based compensation, mainly in connection with our IPO, an increase in professional service costs of $6.4 million due in part to the acquisition of Earth Class Mail, recruiting costs for new hires, as well as accounting, legal, compliance and insurance costs associated with becoming a public company, and a $5.4 million increase in payroll and related benefits, mainly due to increased headcount. These increases were partially offset by a $2.4 million reduction in restructuring costs incurred in the prior year related to the reduction in headcount of our U.S. workforce.
Impairment of long-lived and other assets

	Year Ended December 31,
	2021	2020	$ change	% change
	(in thousands, except percentages)
Impairment of long-lived and other assets	$924	$1,105	$(181)	(16)%
In 2021 and 2020, we recorded non-cash charges related to the impairment of internal-use software projects that were no longer aligned with our go-forward strategy.
Loss on sale of business

	Year Ended December 31,
	2021	2020	$ change	% change
	(in thousands, except percentages)
Loss on sale of business	$—	$1,764	$(1,764)	100%

In April 2020, in connection with our sale of our Beaumont subsidiary, we incurred a loss of $1.8 million. No comparable losses were incurred in 2021.

Interest expense, net

	Year Ended December 31,
	2021	2020	$ change	% change
	(in thousands, except percentages)
Interest expense, net	$27,984	$35,504	$(7,520)	(21)%
Interest expense, net, decreased by $7.5 million to $28.0 million for the year ended 2021. The decrease was primarily due to the repayment of the 2018 Term Loan in July 2021.

Other income, net

	Year Ended December 31,
	2021	2020	$ change	% change
	(in thousands, except percentages)
Other income, net	$1,193	$3,713	$(2,520)	(68%)
The change in other income, net between 2021 and 2020 was primarily due to changes in foreign currency movements related to our intercompany loans which were denominated in British Pound Sterling, or GBP.

Loss on debt extinguishment

	Year Ended December 31,
	2021	2020	$ change	% change
	(in thousands, except percentages)
Loss on debt extinguishment	$7,748	$—	$7,748	100%

Loss on debt extinguishment for the year ended December 31, 2021 was $7.7 million due to the write down of unamortized debt issuance costs associated with the full repayment of our 2018 Term Loan in July 2021.

Impairment of available-for-sale debt securities

	Year Ended December 31,
	2021	2020	$ change	% change
	(in thousands, except percentages)
Impairment of available-for-share debt securities	$—	$4,818	$(4,818)	100%
In 2020, we fully impaired our investment in firma.de Firmenbaukasten AG, a German limited liability company. We incurred a loss of $4.8 million as the present value of cash flows expected to be collected was less than the amortized cost basis of the investment.

(Benefit from) provision for income taxes

	Year Ended December 31,
	2021	2020	$ change	% change
	(in thousands, except percentages)
(Benefit from) provision for income taxes	$(10,951)	$2,429	$(13,380)	(551%)
Effective tax rate	9%	20%
The benefit from income taxes for the year ended December 31, 2021 resulted from a $13.4 million favorable change in our income taxes as compared to the year ended December 31, 2020. The change was primarily due to the tax impact from the decrease in our U.S. income in the year ended December 31, 2021 compared to the year ended December 31, 2020 as well as the increased benefits from the exercise of non-qualified stock options and settlements of restricted stock units, or RSUs, in 2021 as compared to 2020.
Comparison of the Years Ended December 31, 2019 and 2020
Revenue

	Year Ended December 31,
	2020	2019	$ change	% change
	(in thousands, except percentages)
Revenue by type
Transaction	$212,114	$168,305	$43,809	26.0%
Subscription	229,840	206,447	23,393	11.3
Partner	28,682	33,628	(4,946)	(14.7)
Total revenue	$470,636	$408,380	$62,256	15.2%
Total revenue increased $62.3 million, or 15.2%, to $470.6 million in 2020. The increase was primarily driven by increases in transaction revenue and subscription revenue. Transaction revenue was 41.2% and 45.1% of total revenue in 2019 and 2020, respectively, and subscription revenue was 50.6% and 48.8% of total revenue in 2019 and 2020, respectively.
Transaction revenue increased $43.8 million, or 26.0%, to $212.1 million in 2020 driven by a 29.1% increase in the number of transactions.
Subscription revenue increased $23.4 million, or 11.3%, to $229.8 million in 2020. The increase was primarily driven by a 17.8% increase in the number of subscription units coupled with a 0.9% increase in ARPU. Strong performance from our registered agent subscription services drove the largest contribution of growth to both the number of subscription units and ARPU.
Partner revenue decreased $4.9 million, or 14.7%, to $28.7 million in 2020. The decrease was primarily due to cessation of certain partnership arrangements that were not aligned with our go-forward strategy.
Cost of revenue

	Year Ended December 31,
	2020	2019	$ change	% change
	(in thousands, except percentages)
Cost of revenue	$154,563	$136,915	$17,648	12.9%
Cost of revenue increased $17.6 million, or 12.9%, to $154.6 million in 2020. The increase was primarily due to higher filing fees and costs associated with customer care as a result of the increase in transaction volume.
Gross profit

	Year Ended December 31,
	2020	2019	$ change	% change
	(in thousands, except percentages)
Gross profit	$316,073	$271,465	$44,608	16%
Gross profit for the year ended December 31, 2020 increased $44.6 million, or 16%. The increase was driven by increased revenue partially offset by higher filing fees and costs associated with customer care as a result of the increase in transaction volume.
Sales and marketing

	Year Ended December 31,
	2020	2019	$ change	% change
	(in thousands, except percentages)
Sales and marketing	$171,390	$115,913	$55,477	47.9%
Sales and marketing expenses increased $55.5 million, or 47.9%, to $171.4 million in 2020. The increase was primarily due to our strategy to increase customer acquisition marketing costs by $52.0 million, predominantly in the search engine marketing channel, as we invested to expand our customer base and build on our digital brand leadership and awareness. We increased our customer acquisition marketing costs beginning in the second quarter of 2020 in anticipation of growing demand. Customer acquisition marketing spend was $119.2 million and $67.2 million for 2020 and 2019, respectively.
Technology and development

	Year Ended December 31,
	2020	2019	$ change	% change
	(in thousands, except percentages)
Technology and development	$41,863	$37,204	$4,659	12.5%
Technology and development expenses increased $4.7 million, or 12.5%, to $41.9 million in 2020. The increase was primarily due to lower capitalization of personnel costs for internal-use software development.

General and administrative

	Year Ended December 31,
	2020	2019	$ change	% change
	(in thousands, except percentages)
General and administrative	$51,017	$57,762	$(6,745)	(11.7)%
General and administrative expenses decreased $6.7 million, or 11.7%, to $51.0 million in 2020. The decrease was primarily due to lower business strategy consulting and outside legal expenses coupled with lower travel and entertainment spend due to the impact of COVID-19 in 2020.
Impairment of goodwill, long-lived and other assets

	Year Ended December 31,
	2020	2019	$ change	% change
	(in thousands, except percentages)
Impairment of goodwill, long-lived and other assets	$1,105	$14,321	$(13,216)	(92.3)%
In 2019, we recorded a goodwill impairment charge of $10.6 million related to our U.K. reporting unit. In 2020 and 2019, we impaired $1.1 million and $3.7 million, respectively, related to internal-use software projects that were no longer considered part of our strategic business plans.
Loss on sale of business

	Year Ended December 31,
	2020	2019	$ change	% change
	(in thousands, except percentages)
Loss on sale of business	$1,764	$—	$1,764	100.0%
In April 2020, in connection with our sale of our Beaumont subsidiary, we incurred a loss of $1.8 million. No comparable losses were incurred in 2019.
Interest expense, net

	Year Ended December 31,
	2020	2019	$ change	% change
	(in thousands, except percentages)
Interest expense, net	$35,504	$38,559	$(3,055)	(7.9)%
Interest expense, net, decreased by $3.1 million to $35.5 million in 2020. The decrease was primarily a result of a decrease in LIBOR on our 2018 Term Loan partially offset by costs related to our interest rate swaps and amortization of debt issuance costs.
Other income, net

	Year Ended December 31,
	2020	2019	$ change	% change
	(in thousands, except percentages)
Other income, net	$3,713	$2,577	$1,136	44.1%
The change in other income, net between 2019 and 2020 was primarily due to a gain from the change in the fair value of our financial guarantee of $1.8 million, partially offset by changes in foreign currency movements related to our intercompany loans which are denominated in GBP.

Impairment of available-for-sale debt securities

	Year Ended December 31,
	2020	2019	$ change	% change
	(in thousands, except percentages)
Impairment of available-for-sale debt securities	$4,818	$—	$4,818	100.0%
In 2020, we fully impaired our investment in Firma.de Firmenbaukasten AG, a German limited liability company, and we incurred a loss of $4.8 million as the present value of cash flows expected to be collected was less than the amortized cost basis of the investment. No comparable losses were incurred in 2019.
Provision for income taxes

	Year Ended December 31,
	2020	2019	$ change	% change
	(in thousands, except percentages)
Provision for income taxes	$2,429	$3,161	$(732)	(23.2)%
Effective tax rate	20%	20%
Provision for income taxes decreased $0.7 million, or 23.2%, to $2.4 million in 2020. The decrease was primarily due to increased benefits from the exercise of non-qualified stock options in 2020 compared to 2019, increased interest deductions under Section 163(j) due to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, and reduced nondeductible expenses in 2020 compared to 2019.
Liquidity and Capital Resources
Overview
Since inception, we have funded our operations and capital expenditures primarily from private sales of equity securities, cash flows provided by operating activities and equity and debt financing arrangements, including the proceeds of our IPO. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes. At December 31, 2021, our principal sources of liquidity were cash and cash equivalents of $239.3 million, which consisted of cash on deposit with banks and money market funds, of which $1.0 million related to our foreign subsidiaries. Our cash and cash equivalents increased by $124.8 million from December 31, 2020 to December 31, 2021, primarily from raising $666.9 million from our IPO, net of underwriting discounts and commissions, and after repayment in full of the outstanding principal from our 2018 Term Loan in July 2021 of $521.6 million, the acquisition of Earth Class Mail in November 2021 for $61.5 million, and the lapse of restrictions on $25.0 million in a cash equivalent upon the release of collateral related to a personal loan by a former executive in June 2021.
We currently anticipate that our available cash, cash equivalents and cash provided by operating activities will be sufficient to meet our operational cash needs for at least the next twelve months. We have the ability to supplement our liquidity needs with borrowings under our Amended and Restated Credit and Guaranty Agreement, or 2021 Revolving Facility,.
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
Borrowings
2021 Revolving Facility
On July 2, 2021, we entered into our 2021 Revolving Facility with JPMorgan Chase Bank, N.A., as the administrative agent. This agreement amends and restates our first lien credit and guarantee agreement with JPMorgan Chase Bank, N.A, or 2018 Credit Facility, and permits revolving borrowings of up to $150.0 million. The 2021 Revolving Facility provides for the issuance of up to $20.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, in an amount of up to $10.0 million. We have $150.0 million available for use under our 2021 Revolving Facility.
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
The 2021 Revolving Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict our ability and the ability of our restricted subsidiaries to incur additional indebtedness and guarantee indebtedness; create or incur liens; pay dividends and distributions or repurchase capital stock; merge, liquidate and make asset sales; change lines of business; change our fiscal year; incur restrictions on our subsidiaries’ ability to make distributions and create liens; modify our organizational documents; make investments, loans and advances; and enter into certain transactions with affiliates.
The 2021 Revolving Facility requires compliance with a total net first lien leverage ratio of 4.50 to 1.00, or Financial Covenant. The Financial Covenant will be tested at quarter-end only if the total principal amount of all revolving loans, swingline loans and drawn letters of credit that have not been reimbursed exceeds 35% of the total commitments under the 2021 Revolving Facility on the last day of such fiscal quarter.
Cash flows
The following table sets forth a summary of our cash flows for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net cash provided by operating activities	$54,152	$93,049	$52,695
Net cash used in investing activities	(77,673)	(12,727)	(20,717)
Net cash provided by (used in) financing activities	123,359	(15,089)	(12,852)
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalent	(11)	57	(495)
Net increase in cash, cash equivalents and restricted cash equivalent	$99,827	$65,290	$18,631
Net cash provided by operating activities
Our largest source of operating cash is cash collections from our customers for our transaction and subscription services. Our primary uses of cash in operating activities are for our fulfillment, production and customer care costs, employee salaries and benefits, sales and marketing expenses and third-party consulting expenses. Net cash provided by operating activities is impacted by our net (loss) income adjusted for certain non-cash items, including depreciation and amortization expense, stock-based compensation and impairments of long-lived assets, as well as the effect of changes in operating assets and liabilities.
In 2021, cash provided by operating activities was $54.2 million resulting from a net loss of $108.7 million, adjusted for stock-based compensation and other non-cash expenses of $139.1 million and net cash flows provided by changes in operating assets and liabilities of $23.7 million. The $23.7 million of net cash flows provided from changes in our operating assets and liabilities included a $17.9 million increase in deferred revenue resulting from growth of our subscription units, which are predominantly billed in advance of our revenue recognition, a

$16.1 million increase in accounts payable, accrued expenses and other current liabilities due to the timing of our payments, partially offset by a $10.1 million increase in accounts receivable, prepaid expenses and other current assets.
In 2020, cash provided by operating activities was $93.0 million resulting from net income of $9.9 million, adjusted for non-cash expenses of $44.8 million and net cash flow provided by changes in operating assets and liabilities of $38.4 million. The $38.4 million of net cash flows provided from changes in our operating assets and liabilities included a $23.2 million increase in deferred revenue primarily as a result of the growth of our subscription units, which are predominantly billed in advance of our revenue recognition, and a $13.8 million increase in accounts payable, accrued expenses and other current liabilities, due to the timing of our payments.
In 2019, cash provided by operating activities was $52.7 million resulting from net income of $7.4 million, adjusted for non-cash expenses of $38.4 million and net cash flow provided by changes in operating assets and liabilities of $6.9 million. The $6.9 million of net cash flows provided from changes in our operating assets and liabilities included a $5.6 million increase in deferred revenue primarily as a result of the growth of our subscription units, and a $3.9 million increase in accounts payable, partially offset by a $1.6 million decrease in accrued expenses and other liabilities due to the timing of our payments.
Net cash used in investing activities
Our primary investing activities have consisted of capital expenditures to purchase property and equipment necessary to support our customer contact center, network and operations, the capitalization of internal-use software necessary to develop and maintain our platform and deliver new products and features, which provide value to our customers, business acquisitions and investments in other companies. As our business grows, we expect our capital expenditures to continue to increase.
In 2021, net cash used in investing activities was $77.7 million, resulting primarily from the acquisition of Earth Class Mail, Inc. in November 2021 for $61.5 million, $11.7 million paid for property and equipment, including capitalized internal-use software and a $3.3 million charge for the extinguishment of interest rate swaps in the third quarter.
In 2020, net cash used in investing activities was $12.7 million resulting primarily from $10.6 million in purchases of property and equipment, including capitalized internal-use software.
In 2019, net cash used in investing activities was $20.7 million resulting primarily from $18.3 million in purchases of property and equipment, including capitalized internal-use software, and $2.7 million in investments in available-for-sale debt securities and other equity securities.
Net cash provided by (used in) financing activities
Our primary uses of cash in financing activities are for our servicing and refinancing of our long-term debt, repurchases of common stock and settlements of stock options and RSUs. Net cash provided by financing activities is primarily impacted by exercises of stock options by our employees and issuance of common stock.
In 2021, net cash provided by financing activities was $123.4 million, primarily from issuance of common stock for net proceeds of $666.9 million, offset by full repayment of our 2018 Term Loan and hybrid debt totaling $525.6 million and payment of offering costs of $5.6 million.
In 2020, net cash used in financing activities was $15.1 million resulting primarily from repayments on our 2018 Term Loan totaling $5.4 million, repurchases of common stock of $4.8 million and repurchases of common stock for tax withholding obligations of $3.6 million. In March 2020, we drew down the full $40.0 million available from our 2018 Revolving Facility in response to macroeconomic concerns with regards to COVID-19. The 2018 Revolving Facility was paid in full by May 2020.
In 2019, net cash used in financing activities was $12.9 million resulting primarily from repayments on our 2018 Term Loan totaling $5.4 million, repurchases of common stock for tax withholding obligations of $3.8 million and the repurchase of common stock of $1.5 million.
Contractual obligations and commitments
We have contractual commitments for our 2021 Revolving Facility, operating leases, marketing and technology expenditures. For additional information, see Note 10 and Note 12 to our consolidated financial statements included elsewhere in this Form 10-K.
We believe our current cash and cash equivalents, as well as cash expected to be generated by future operating activities, will be sufficient to meet our contractual obligations for the next twelve months.

Off-balance sheet arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Non-GAAP Financial Measures
To supplement our consolidated financial statements, which are prepared and presented in accordance with U.S. generally accepted accounting principles, or GAAP, we use certain non-GAAP financial measures, as described below, to understand and evaluate our core operating performance. These non-GAAP financial measures, which may be different than similarly titled measures used by other companies, are presented to enhance investors’ overall understanding of our financial performance and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We believe that these non-GAAP financial measures provide useful information about our financial performance, enhance the overall understanding of our past performance and future prospects and allow for greater transparency with respect to important measures used by our management for financial and operational decision-making. We are presenting these non-GAAP measures to assist investors in seeing our financial performance using a management view and because we believe that these measures provide an additional tool for investors to use in comparing our core financial performance over multiple periods with other companies in our industry.
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net (loss) income adjusted to exclude interest expense, net, (benefit from) provision for income taxes, depreciation and amortization, other income, net, non-cash stock-based compensation, loss on debt extinguishment, impairment of goodwill, long-lived and other assets, losses from impairment of available-for-sale debt securities, restructuring expenses, legal expenses, acquisition related expenses, IPO-related costs and other transaction-related expenses and certain other non-recurring expenses. Our Adjusted EBITDA financial measure differs from GAAP in that it excludes certain items of income and expense. We define Adjusted EBITDA margin as Adjusted EBITDA as a percentage of revenue. We define net (loss) income margin as net (loss) income as a percentage of revenue based on our consolidated financial statements.
Adjusted EBITDA is one of the primary performance measures used by our management and our board of directors to understand and evaluate our financial performance and operating trends, including period-to-period comparisons, prepare and approve our annual budget, develop short- and long-term operational plans and determine appropriate compensation plans for our employees. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management team and board of directors. In assessing our performance, we exclude certain expenses that we believe are not comparable period over period. Adjusted EBITDA should not be considered in isolation of, or as an alternative to, measures prepared and presented in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA rather than net (loss) income, which is the nearest GAAP equivalent of Adjusted EBITDA, and it may be calculated differently by other companies in our industry, limiting its usefulness as a comparative measure. Some of these limitations include that the non-GAAP financial measure:
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
•excludes IPO-related costs and other transaction-related expenses that are not considered representative of our underlying performance, which reduce cash available to us;

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
The following table presents a reconciliation of net (loss) income to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Reconciliation of Net (loss) income to Adjusted EBITDA
Net (loss) income	$(108,664)	$9,896	$7,443
Interest expense, net	27,984	35,504	38,559
(Benefit from) provision for income taxes	(10,951)	2,429	3,161
Depreciation and amortization	16,686	20,097	16,390
Other income, net	(1,193)	(3,713)	(2,577)
Stock-based compensation	112,596	12,894	5,181
Loss on debt extinguishment	7,748	—	—
Impairment of goodwill, long-lived and other assets	924	1,105	14,321
Impairment of available-for-sale debt securities	—	4,818	—
Restructuring expenses	—	2,524	1,600
Legal expenses(1)	—	525	735
Acquisition related expenses	1,356	132	5,433
IPO-related costs and other transaction-related expenses(2)	852	—	—
Certain other non-recurring expenses(3)	369	1,764	6,911
Adjusted EBITDA	$47,707	$87,975	$97,157
Net (loss) income margin	(19)%	2%	1.8%
Adjusted EBITDA margin	8%	19%	24%

______________
(1)Legal expenses include costs accrued or paid for potential litigation settlements, and are net of insurance recoveries, if any.
(2)IPO-related costs and other transaction-related expenses include certain non-recurring expenses incurred in connection with our IPO.
(3)In 2021, we incurred expenses related to early termination of our U.K. lease agreement. In 2020, we incurred a loss on sale from the disposal of Beaumont, our conveyancing business in the U.K., of $1.8 million. In 2019, we incurred certain expenses for strategic transactions that were not consummated, including $4.6 million of costs associated with our filing of a registration statement, $1.9 million of compensation expense recorded in general and administrative expenses related the establishment of a financial guarantee for a former executive officer, and $0.4 million for other transaction related expenses.
Adjusted EBITDA decreased from $88.0 million for the year ended December 31, 2020 to $47.7 million for the year ended December 31, 2021. The decrease of $40.3 million reflects an increase in revenue of $104.4 million offset by increases in cost of revenue of $35.1 million, customer acquisition media spend of $76.2 million and other operating expenses of $33.4 million, excluding non-cash and non-recurring items. We expect our Adjusted EBITDA to increase in absolute dollars in the longer term, although the rate at which our Adjusted EBITDA may grow could vary based upon the interplay of the foregoing factors.
Adjusted EBITDA decreased from $97.2 million in 2019 to $88.0 million in 2020. The decrease of $9.2 million primarily reflects an investment in customer acquisition media spend, which increased by $52.0 million in 2020 as we invested to expand our customer base and build on our digital brand leadership and awareness, as well as an increase in cost of revenue of $17.7 million driven by increases in customer care and fulfillment costs, partially offset by an increase in revenue of $62.2 million.

Free cash flow
Free cash flow is a liquidity measure used by management in evaluating the cash generated by our operations after purchases of property and equipment including capitalized internal-use software. We consider free cash flow to be an important measure because it provides useful information to management and investors about the amount of cash generated by our business that can be used for strategic opportunities, including investing in our business and strengthening our balance sheet. Once our business needs and obligations are met, cash can be used to maintain a strong balance sheet and invest in future growth. The usefulness of free cash flow as an analytical tool has limitations because it excludes certain items that are settled in cash, does not represent residual cash flow available for discretionary expenses, does not reflect our future contractual commitments, and may be calculated differently by other companies in our industry. Accordingly, it should not be considered in isolation or as a substitute for analysis of other GAAP financial measures, such as net cash provided by operating activities.
The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable GAAP measure, to free cash flow:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow
Net cash provided by operating activities	$54,152	$93,049	$52,695
Purchase of property and equipment	(11,740)	(10,587)	(18,349)
Free cash flow	$42,412	$82,462	$34,346
We experienced a decrease in our free cash flow from $82.5 million for the year ended December 31, 2020 to $42.4 million for the year ended December 31, 2021, primarily due to a $38.9 million reduction in net cash provided by operating activities. The decline in net cash provided by operating activities resulted from a $24.2 million reduction in net income after adjusting for stock-based compensation and other non-cash items, and a $14.7 million unfavorable change in our operating assets and liabilities. Free cash flow was also impacted by higher capital expenditures for the purchase of property and equipment, including capitalization of internal-use software. We expect our free cash flow to increase in absolute dollars over the longer term, although the rate at which our free cash flow may grow could vary based upon the interplay of the factors discussed above.
We experienced an increase in our free cash flow from 2019 to 2020 as a result of an increase in net cash provided by operating activities, which was primarily due to an increase of $17.6 million in deferred revenue driven by an increase in subscription units as well as an $8.5 million increase in accounts payable due to the timing of our payments. Additionally, in the year ended 2020 as compared to 2019, we recorded a decrease in purchase of property and equipment related to less capitalization of internal-use software projects.
For the years ended December 31, 2021, 2020 and 2019, our free cash flow included cash payments for interest related to our 2018 Credit Facility of $12.3 million, $27.9 million and $37.3 million, respectively.
Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for further information on certain accounting standards adopted in 2021 and recent accounting announcements that have not yet been required to be implemented and may be applicable to our future operations.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, however not limited to, revenue recognition, sales allowances and credit reserves, available-for-sale debt securities, valuation of long-lived assets and goodwill, income taxes, commitments and contingencies, valuation of assets and liabilities acquired in business combinations, fair value of derivative instruments and stock-based compensation. Actual results could differ materially from those estimates. Our most critical accounting policies are summarized below. See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion of our other significant accounting policies.

Revenue recognition
We derive our revenue from the following sources:
Transaction revenue—Transaction revenue is primarily generated from our customized legal document services upon fulfillment of these services. Transaction revenue includes filing fees and is net of cancellations, promotional discounts and sales allowances. Until April 2020, when we ceased providing such services, we also generated transaction revenue from our residential and commercial conveyancing business in the U.K. Revenue for these services was recognized when delivered to the customer. In addition, until July 2019, when we ceased providing such services, we generated revenue from litigation services in the U.K., and we recognized this revenue based on the time incurred by the attorneys at their market billing rates. In 2020, we commenced providing tax advice and filing services in the U.S., which are recognized at the point in time when the customer’s tax return is filed and accepted by the applicable government authority.
Subscription revenue—Subscription revenue is generated primarily from subscriptions to our registered agent services, compliance packages, attorney advice, and legal forms services, in addition to SaaS subscriptions in the U.K. In the fourth quarter of 2020, we commenced providing tax, bookkeeping and payroll subscription services. We recognize revenue from our subscriptions ratably over the subscription term. Subscription terms generally range from thirty days to one year. Subscription revenue includes the value allocated to bundled free-trials for our subscription services and is net of promotional discounts, cancellations, sales allowances and credit reserves and payments to third-party service providers such as legal plan law firms and tax service providers.
Partner revenue—Partner revenue consists primarily of one-time or recurring referral fees earned from third-party providers from leads generated to such providers through our online legal platform. Revenue is recognized when the related performance-based criteria have been met. We assess whether performance criteria have been met on a cost-per-click or cost-per-action basis.
We determine revenue recognition through the following five steps: identification of a contract with a customer; identification of the performance obligations in the contract; determination of the transaction price; allocation of the transaction price to the performance obligations in the contract; and recognition of revenue when or as the performance obligations are satisfied.
Our customers generally pay for transactions in advance by credit or debit card except for certain services provided under installment plans where we allow customers to pay for their order in two or three equal payments. The first installment due under the installment plans is charged to the customer’s debit or credit card on the date the order is placed, and the remaining installments are generally charged on a monthly basis thereafter. We recognize revenue for the amount we expect to be entitled to for providing the services to our customers. The total fees collected by us for our services include, as applicable, expedited services fees, government filing fees, shipping fees and sales tax.
Subscription services are generally paid monthly or annually in advance of the subscription period except for SaaS services in the U.K., which are invoiced monthly in arrears. Amounts collected in advance of revenue recognition are recorded in deferred revenue. Customers may pay for services, however, may not provide the necessary information to complete a transaction. We attempt to contact the customer to complete the abandoned order. We recognize revenue on abandoned services, or breakage, when it is likely to occur and the amount can be recognized without significant risk of reversal. We recognize breakage in proportion to the pattern of rights exercised by the customer. Judgment is required to determine the amount of breakage and when breakage is likely to occur, which we estimate based on historical data of breakage for similar services.
Services we offer can generally either be purchased on a stand-alone basis or bundled together as part of a package of services. Accordingly, a significant number of our arrangements include multiple performance obligations, such as the preparation of legal documents combined with related document revision, document storage, registered agent services, and free trial periods of our legal plans. At contract inception, we assess the services promised in our contracts with customers and identify performance obligations for each promise to transfer to the customer a service or bundle of services that is distinct. The identification of distinct performance obligations within our packages may require significant judgment.
The transaction price allocated to each separate performance obligation represents the amount of consideration to which we expect to be entitled in exchange for the services we provide. The transaction price is based on the contractual amounts in our contracts and is reduced for estimated sales allowances for price concessions, charge-backs, sales credits and refunds, which are accounted for as variable consideration when estimating the amount of revenue to recognize. We only include variable consideration in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. We estimate sales allowances using the expected value method. We have established a sufficient history of estimating sales allowances given the large number of homogeneous transactions. The majority of our allowances and reserves are known within a relatively short period of time following our balance sheet date. The estimated provision for sales allowances has varied from actual results within ranges consistent with management’s expectations. The transaction price excludes sales taxes.
Contracts with our customers may include options to purchase additional future services, and in the case of subscription services, options to auto-renew the subscription service. Additional consideration attributable to either the option to purchase additional future services or the option to renew are excluded from the transaction price until such time that the option is exercised, unless these options provide a material right to the customer.
For arrangements that contain multiple performance obligations, such as our bundled arrangements, we allocate the transaction price to each performance obligation based on estimates of the standalone selling price of each performance obligation within the bundle. For the services we sell on a standalone basis, we use the sales price of these services in the allocation of the transaction price in bundled arrangements. Where we do not sell the service on a standalone basis, we estimate the standalone selling price based on the adjusted market assessment approach or the expected cost plus a margin approach when market information is not observable. In these cases, the determination of the standalone selling price may require significant judgment.
We recognize revenue when we satisfy the performance obligation by transferring the promised good or service to the customer. For our transaction-based services, we generally recognize revenue at a point-in-time when the services are delivered to the customer. For our subscription-based services we recognize revenue on a straight-line basis over the subscription term. For our partner-based services, we recognize revenue at a point-in-time when the related performance-based criteria have been met.
We do not have significant financing components in arrangements with our customers.
Principal agent considerations
In certain of our arrangements, another party may be involved in providing services to our customer. We evaluate whether we can recognize revenue gross as a principal or net as an agent. We record revenue on a gross basis when we are the principal in the arrangement. To determine whether we are a principal or an agent, we identify the specified good or service to be provided to the customer and assess whether we control the specified good or service before that good or service is transferred to the customer. We evaluate a number of indicators of whether we control the good or service before it is transferred to the customer, including whether we have primary fulfillment responsibility and obligation to perform the services being sold to the customer; we have latitude in establishing the sales price; and we have inventory risk.
In arrangements in which we are the principal, we record as revenue the amounts we have billed to our customer, net of sales allowance, and we record the fee payable to the third-party as cost of revenue. We are the principal in most of our legal document preparation and registered agent services, including legal entity formations and similar arrangements and formation, and formerly, conveyancing services, in the U.K. For these services, revenue includes filing and similar fees.
In arrangements in which we are not the principal, we record revenue on a net basis, which is equal to the amount billed to our customer, net of sales allowances and the fee payable to the third-party or partner that is primarily responsible for performing the services for the customer. We are not a law firm in the U.S. and cannot provide legal advice through our U.S. entities, therefore the participating independent law firms in our legal plans control the service to the customer and have the primary service obligation to provide attorney consultations to our customers, for which we pay the law firms a monthly fee. For these arrangements, we recognize revenue on a net basis as an agent. Since 2016, our Alternative Business Structure, or ABS, subsidiary in the U.K. began offering legal advisory services that were marketed through our website. Our ABS provides independent legal advice to our customers and is directly responsible for, and controls the fulfillment of, the legal services. Accordingly, for services provided by our ABS, we recognize revenue as the principal. For other services provided by third-parties, including deed transfer, accounting, tax, credit monitoring, business data protection and logo design services, revenue is recognized net of fees payable to third-parties. For partner revenue, we receive a fee for the referral of our customer to the partner or we retain a portion of the fee paid by the customer and share the remainder with partner. Our partner controls the service to the customer and the partner is responsible for fulfilling the referred service to the customer; accordingly, we recognize revenue for these arrangements on a net basis.
Revenue includes shipping and handling fees charged to customers.
Business combinations
The results of businesses acquired in a business combination are included in our consolidated financial statements from the date of the acquisition. Purchase accounting results in assets and liabilities of an acquired business being recorded at their estimated fair values on the acquisition date. Any excess purchase consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill.
We perform valuations of assets acquired and liabilities assumed for an acquisition and allocate the purchase price to their respective net tangible and intangible assets. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates. Intangible assets consist primarily of customer relationships and developed technology. Judgment and estimates include the selection of valuation methodologies, estimates of future revenue and cash flows, the rate of customer subscription non-renewals, discount rates, the estimated level of effort and related costs of reproducing or replacing the assets acquired, and selection of comparable companies. We generally engage the assistance of third-party valuation specialists in determining fair values of assets acquired and liabilities assumed and contingent consideration, if any, in a business combination. Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available.
Transaction costs associated with business combinations are expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statements of operations.
Goodwill
Goodwill represents the excess of the aggregate fair value of the consideration transferred in a business combination over the fair value of the assets acquired, net of liabilities assumed. Goodwill is not amortized, however, it is subject to impairment testing at the reporting unit level annually during the fourth quarter of our fiscal year or more frequently if events or changes in circumstances indicate that goodwill may be impaired.
In assessing impairment, we have the option to first assess qualitative factors to determine whether or not a reporting unit is impaired. Alternatively, we may perform a quantitative impairment assessment or if the qualitative assessment indicates that it is more-likely-than-not that the reporting unit’s fair value is less than its carrying amount, a quantitative analysis is required. The quantitative analysis compares the estimated fair value of the reporting unit with its respective carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount including goodwill, goodwill is considered not to be impaired. If the fair value is less than the carrying amount including goodwill, then a goodwill impairment charge is recorded by the amount that the carrying value exceeds the fair value, up to the carrying amount of goodwill.
For our goodwill impairment test performed in the fourth quarter of 2021 and 2020, the fair value of our consolidated reporting unit significantly exceeded our carrying value.
In 2019, we had two reporting units, the U.S. reporting unit and the U.K. reporting unit. Our U.K. reporting unit’s performance was below expectations and further deteriorated in 2019. Our quantitative goodwill assessment in 2019 concluded that the carrying value of the U.K. reporting unit exceeded its fair value, and accordingly, we impaired all the goodwill attributable to the U.K. reporting unit of $10.6 million.
Loss contingencies
We record loss contingencies in our consolidated financial statements in the period when they are probable and reasonably estimable. If the amount is probable and we are able to reasonably estimate a range of loss, we accrue the amount that is the best estimate within that range, and if no amount is better than any other in the range, we record the amount at the low end in the range. We disclose those contingencies that we believe are at least reasonably possible but not probable regardless of whether they are reasonably estimable. The likelihood of a loss is determined using several factors including the nature of the matter, advice of our internal and external counsel, previous experience and historical and relevant information available to us. The determination of the likelihood of loss or the range of loss requires significant management judgment. We expense legal costs for defending legal proceedings as incurred.
As discussed in Note 12 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we are subject to pending matters for which we believe that we have meritorious defenses to the claims and intend to defend against vigorously.
Income taxes
We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our consolidated financial statements. Deferred income tax assets and liabilities are measured using enacted tax rates anticipated to be in effect when those tax assets and liabilities are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the consolidated statements of operations in the period that includes the enactment date.

We make judgments in evaluating whether deferred tax assets will be recovered from future taxable income on a jurisdictional basis. A valuation allowance is established if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We consider all available evidence, both positive and negative, including historical levels of income. We also consider expectations and risk associated with estimates of future taxable income in assessing the need for a valuation allowance. If our assumptions and consequently our estimates, change in the future, the valuation allowance may be increased or decreased, resulting in an increase or decrease, which may be material, to our (benefit from) provision for income taxes and the related impact on our net (loss) income.
We recognize tax benefits from an uncertain position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits. If this threshold is met, we measure the tax benefit as the largest amount of the benefit that is greater than fifty percent likely to be realized upon ultimate settlement. We recognize penalties and interest accrued with respect to uncertain tax positions as a component of the income tax provision.
See Note 18 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information on our income taxes.
Stock-based compensation
We estimate the fair value of employee stock-based payment awards on the grant-date and recognize the resulting fair value, net of estimated forfeitures, over the requisite service period. We use the Black-Scholes option pricing model for estimating the fair value of options granted under our stock option plans that vest based on service and performance conditions. The fair value of RSUs, that vest based on service and performance conditions is determined based on the value of the underlying common stock at the date of grant. For awards that contain market conditions, we estimate the fair value using a Monte Carlo simulation model. We record expense for awards that contain performance conditions only to the extent that we determine it is probable that the performance condition will be achieved. Expense for awards containing market conditions is not reversed even if the market condition is not achieved. We have elected to treat stock-based payment awards with graded vesting schedules and time-based service conditions as a single award and recognize stock-based compensation on a straight-line basis, net of estimated forfeitures, over the requisite service period. Awards with performance or market conditions are recognized using graded vesting.
Options. The Black-Scholes option pricing model and the Monte Carlo simulation model requires us to make certain assumptions including the fair value of our underlying common stock, the expected term, the expected stock price volatility, the risk-free interest rates and the expected dividend yield of our common stock. These assumptions used in the Black-Scholes option pricing model and the Monte Carlo simulation model, other than the fair value of our common stock (see the section titled “—Common Stock Valuations” below), are estimated as follows:
•Expected term. The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. The expected term of options granted is estimated based upon actual historical exercise and post-vesting cancellations, adjusted for expected future exercise behavior.
•Risk-free interest rate. The risk-free interest rate assumption is based upon observed interest rates on the U.S. government securities appropriate for the expected term of our stock options.
•Expected volatility. Because our common stock has limited publicly traded history, we estimate the expected volatility from the historical volatility of selected public companies with comparable characteristics to us, including similarity in size, lines of business, market capitalization and revenue and financial leverage. We determine the expected volatility assumption using the frequency of daily historical prices of comparable public company’s common stock for a period equal to the expected term of the options. We periodically assess the comparable companies and other relevant factors used to measure expected volatility for future stock option grants.
•Expected dividend yield. The dividend yield assumption is based on our history and expectation of dividend payouts. Other than the special dividends paid in 2015, 2017 and 2018 which resulted in corresponding reductions in the exercise price of the stock options, we have not declared or paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.
Stock-based compensation expense is recognized based on awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on our historical experience and future expectations.
If any of the assumptions used in the Black-Scholes option pricing model change significantly, stock-based compensation for future awards may differ materially compared with the awards granted previously.

The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If we had made different assumptions, our stock-based compensation expense, and our net (loss) income for 2021, 2020 and 2019, may have been materially different.
The weighted-average assumptions that were used to calculate the grant-date fair-value of our stock option grants were as follows:

	Year Ended December 31,
	2021	2020	2019
Expected term (years)	5.4	5.2	5.1
Risk-free interest rate	1.0%	1.1%	1.5%
Expected volatility	46%	45%	44%
Expected dividend yield	—	—	—
In 2021, we granted 970,970 stock options at a weighted-average grant-date fair value of $11.78. We have options that vest upon the satisfaction of service-based vesting conditions, which is typically over a four-year period. For these options we recognize stock-based compensation expense on a straight-line basis over the vesting period of 4 years net of forfeitures. We previously had various performance options that vested upon our IPO. These performance options will continue to vest over their remaining service period.
Restricted stock units. We have granted restricted stock awards as follows:
RSUs that vest upon the satisfaction of service-based vesting conditions, which is typically over a four-year period. For these RSUs we recognize stock-based compensation expense on a straight-line basis over the vesting period of 4 years.
Common stock valuations. Prior to our IPO, we determined the fair value of our common stock using valuation approaches in accordance with the American Institute of Certified Public Accountants, Accounting and Valuation Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation. Subsequent to our IPO, we utilized our common stock values as traded in the public market as an input into our valuation models.
Option modifications in connection with our IPO. For retention purposes, in connection with our IPO, we amended the vesting conditions of 4,477,218 outstanding performance options of certain executive officers and employees so that the performance options would not fully vest immediately upon an IPO. Instead, subject to and contingent upon the effective date of an IPO, the modified performance options for executive officers will vest monthly over a four-year period from their original vesting commencement dates and the modified performance options of certain employees will vest 25% on the first anniversary from the vesting commencement date, and then vest monthly over the remaining service period, subject to continued employment through the applicable vesting dates. As the modified awards contain a performance condition that is satisfied upon an IPO, we remeasured the fair value of the performance options on the date of modification. This new fair value of approximately $76.6 million was recognized as stock-based compensation expense using the graded vesting method, with an immediate stock-based compensation expense recognized on the effective date of our IPO for the modified performance options for which the service vesting condition was satisfied through the effective date of the IPO, and all remaining compensation will be recognized thereafter over the remaining service period. No compensation expense was recognized for these modified performance options until our IPO was declared effective.
In addition, in connection with our IPO, we amended the vesting conditions of 3,627,936 outstanding performance options of an executive officer so that in the event of an IPO the modified 2019 performance option would vest monthly over a four-year period from the vesting commencement date in 2019, subject to continued employment of the executive officer, rather than vesting upon the fourth anniversary of the original date of grant based on achieving certain stock price thresholds. Incremental stock-based compensation expense as a result of the modification was approximately $11.4 million and was measured using a Monte Carlo simulation immediately prior to the modification date and a Black-Scholes option pricing model immediately after the modification date. Upon IPO, we recognized stock-based compensation expense for the modified 2019 performance option for which the service vesting condition was satisfied through the effective date of the IPO and all remaining compensation will be recognized thereafter over the remaining service period using the graded vesting method.
In addition, we modified the vesting conditions of 111,902 outstanding performance RSUs of certain employees so that the modified performance RSUs do not vest immediately upon an IPO. Instead, subject to and contingent upon the effective date of an IPO, the modified performance RSUs will vest 25% on the first anniversary from the original vesting commencement dates, then vest monthly over the remaining service period, subject to the continued employment through the applicable vesting dates. As the modified RSUs contain a performance condition that is satisfied upon an IPO, we remeasured the fair value of the performance RSUs on the date of modification. This new fair value of approximately $2.9 million will be recognized as stock-based compensation expense using the graded vesting method, with an immediate stock-based compensation expense recognized on the effective date of our IPO for the performance RSUs for which the service vesting condition was satisfied through the effective date of the IPO, and all remaining compensation will be recognized thereafter over the remaining service period. No compensation expense was recognized for these modified performance RSUs until our IPO is declared effective.
In addition, we modified the vesting conditions of 1,725,942 outstanding liquidity event RSUs, or LERSUs, and 1,706,888 outstanding time-based options of certain executive officers to amend the severance vesting acceleration benefit applicable for the LERSUs and remove the change in control vesting acceleration benefit for the time-based options. There was no incremental stock-based compensation associated with the modification of the time-based options. We remeasured the fair value of the LERSUs on the date of modification and this new fair value of approximately $43.3 million will be recognized using the graded vesting method, with an immediate stock-based compensation expense recognized on the effective date of our IPO for the modified LERSUs that have satisfied the service-vesting condition through the effective date, and all remaining compensation will be recognized thereafter over the remaining service period. No compensation expense was recognized for these modified LERSUs until our IPO is declared effective.
The fair value of the modified performance options, 2019 performance option, performance RSUs and LERSUs were remeasured using the fair value of our common stock, as approved by the Pricing Committee of our board of directors, which was $25.50 per share, the midpoint of the price range set forth for the IPO.
IPO Grants. In June 2021, we granted RSUs to our executive officers that were contingent on the effectiveness of a registration statement, or IPO RSU Grants. The IPO RSU Grants had a grant-date fair value of approximately $10.9 million and the number of shares underlying the IPO RSU Grants was based on the IPO price to the public. In addition, we granted options to purchase shares of common stock, or IPO Options, with an exercise price that was equal to the IPO price to the public for the number of shares equal to 2.5 times the number of shares subject to the IPO RSU. Because the number of shares and exercise price of the IPO Options was based on the IPO price, the grant date for accounting purposes was not established until the effective date of our IPO. As the IPO is a performance condition, no stock-based compensation expense was recognized until our IPO was declared effective and then stock-based compensation was recognized over a weighted-average requisite service period of approximately 4.0 years. The actual amount of stock-based compensation cost for the IPO options was dependent upon the IPO price to the public.
JOBS Act Accounting Election
We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act, or JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to avail ourselves of delayed adoption of new or revised accounting standards and, therefore, we will not be subject to the same requirements to adopt new or revised accounting standards as other public companies that are not emerging growth companies. To the extent that we no longer qualify as an emerging growth company we will be required to adopt certain accounting pronouncements earlier than the adoption dates disclosed below which are for non-public business entities.
In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if as an “emerging growth company” we intend to rely on such exemptions, we are not required to, among other things, (1) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (3) the requirement of the Public Company Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on the financial statements and (4) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply until the last day of the 2026 fiscal year or until we no longer meet the requirements of being an emerging growth company, whichever is earlier.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We have operations both within the U.S. and, to a lesser extent, in the U.K., and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate fluctuations and foreign currency exchange risks, and to a lesser extent, inflation risk.

Interest rate fluctuation risk
At December 31, 2021 and 2020, we had cash and cash equivalents of $239.3 million and $114.5 million, respectively, which consisted of cash on deposit with banks and short-term highly-liquid money market funds. Interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We had no outstanding debt subject to interest rate risk as of December 31, 2021. At December 31, 2020 we had outstanding debt subject to interest rate risk of $524.3 million in principal. Given the repayment of our 2018 Term Loan and settlement of our interest rate swaps in July 2021, we are not expected to be exposed to further fluctuations in interest rates for the foreseeable future. We would be subject to fluctuation in interest rates if we draw down under our 2021 Revolving Facility, including issuance of any letters of credit.
Foreign currency exchange risk
We have foreign currency risks related to our revenue and expenses denominated in currencies other than our functional currency, the U.S. Dollar, principally GBP. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net (loss) income as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany loans that are denominated in currencies other than the U.S. Dollar. We recognized foreign currency losses of $1.0 million in the year ended December 31, 2021. A 10% adverse change in foreign exchange rates on foreign-denominated accounts for the year ended December 31, 2021, including intercompany balances, would have resulted in a $0.9 million increase in our reported foreign currency loss for the year ended December 31, 2021. In the event our non-U.S. Dollar-denominated sales and expenses increase, our results of operations may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities could have on our results of operations.
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

Item 8. Financial Statements and Supplementary Data
LEGALZOOM.COM, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of LegalZoom.com, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of LegalZoom.com, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive (loss) income, of redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2019.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 24, 2022
We have served as the Company’s auditor since 2006.

LegalZoom.com, Inc.
Consolidated Balance Sheets
(In thousands, except par values)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$239,297	$114,470
Accounts receivable, net of allowance of $4,060 and $5,256	10,635	8,555
Prepaid expenses and other current assets	16,589	10,536
Total current assets	266,521	133,561
Property and equipment, net	47,013	51,374
Goodwill	59,910	11,404
Intangible assets, net	16,031	815
Deferred income taxes	27,653	22,807
Restricted cash equivalent	—	25,000
Available-for-sale debt securities	1,122	1,050
Other assets	12,765	6,053
Total assets	$431,015	$252,064
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$31,788	$28,734
Accrued expenses and other current liabilities	50,817	41,028
Deferred revenue	146,364	127,142
Current portion of long-term debt	—	3,029
Total current liabilities	228,969	199,933
Long-term debt, net of current portion	—	512,362
Deferred revenue	1,554	2,937
Other liabilities	2,941	16,558
Total liabilities	233,464	731,790
Commitments and contingencies (Note 12)
Series A redeemable convertible preferred stock, $0.001 par value; 30,512 shares authorized at December 31, 2020; 23,081 issued and outstanding at December 31, 2020	—	70,906
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 100,000 shares authorized at December 31, 2021, none issued or outstanding at December 31, 2021	—	—
Common stock,$0.001 par value;1,000,000 and 264,720 shares authorized;198,084 and 125,037 shares issued and outstanding at December 31, 2021 and 2020, respectively	198	126
Additional paid-in capital	947,160	102,417
Accumulated deficit	(748,012)	(639,348)
Accumulated other comprehensive loss	(1,795)	(13,827)
Total stockholders’ equity (deficit)	197,551	(550,632)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$431,015	$252,064
The accompanying notes are an integral part of these consolidated financial statements

LegalZoom.com, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue	$575,080	$470,636	$408,380
Cost of revenue	189,364	154,563	136,915
Gross profit	385,716	316,073	271,465
Operating expenses:
Sales and marketing	279,281	171,390	115,913
Technology and development	84,003	41,863	37,204
General and administrative	106,584	51,017	57,762
Impairment of goodwill, long-lived and other assets	924	1,105	14,321
Loss on sale of business	—	1,764	—
Total operating expenses	470,792	267,139	225,200
(Loss) income from operations	(85,076)	48,934	46,265
Interest expense, net	(27,984)	(35,504)	(38,559)
Other income, net	1,193	3,713	2,577
Loss on debt extinguishment	(7,748)	—	—
Impairment of available-for-sale debt securities of $4,912, net of $94 loss recognized in other comprehensive loss	—	(4,818)	—
(Loss) income before income taxes and income from equity method investment	(119,615)	12,325	10,283
(Benefit from) provision for income taxes	(10,951)	2,429	3,161
(Loss) income before income from equity method investment	(108,664)	9,896	7,122
Income from equity method investment	—	—	321
Net (loss) income	$(108,664)	$9,896	$7,443
Net (loss) income attributable to common stockholders—basic	$(108,664)	$7,223	$5,422
Net (loss) income attributable to common stockholders—diluted	$(108,664)	$7,262	$5,476
Net (loss) income per share attributable to common stockholders:
Basic	$(0.67)	$0.06	$0.04
Diluted	$(0.67)	$0.06	$0.04
Weighted-average shares used to compute net (loss) income per share attributable to common stockholders:
Basic	161,424	124,709	123,826
Diluted	161,424	127,259	128,546
The accompanying notes are an integral part of these consolidated financial statements

LegalZoom.com, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net (loss) income	$(108,664)	$9,896	$7,443
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	936	(1,296)	(2,507)
Change in available-for-sale debt securities:
Unrealized gains	38	108	565
Reclassifications of losses to net income	—	(94)	—
Reclassification upon conversion into other equity security	—	—	(334)
Total change in available-for-sale debt securities	38	14	231
Change in unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss) on interest rate cap and swaps	1,448	(9,578)	(3,847)
Reclassification of prior hedge effectiveness and losses from interest rate cap to net (loss) income	2,315	2,760	—
Reclassification to net (loss) income upon discontinuance of interest rate swaps and prior hedge effectiveness	7,295	—	—
Total net changes in cash flow hedges	11,058	(6,818)	(3,847)
Total other comprehensive income (loss)	12,032	(8,100)	(6,123)
Total comprehensive (loss) income	$(96,632)	$1,796	$1,320

The accompanying notes are an integral part of these consolidated financial statements

LegalZoom.com, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (loss) Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	23,081	$70,906	123,617	$124	$92,201	$(649,256)	$396	$(556,535)
Cumulative-effect adjustment upon adoption of ASC 606	—	—	—	—	—	996	—	$996
Issuance of common stock upon exercise of stock options	—	—	1,029	1	193	—	—	$194
Issuance of common stock upon vesting of restricted stock awards	—	—	263	—	—	—	—	$—
Shares surrendered for settlement of minimum statutory tax withholdings	—	—	(357)	—	(3,784)	—	—	$(3,784)
Stock-based compensation	—	—	—	—	5,287	—	—	$5,287
Net issuance and repayments of full recourse notes receivable	—	—	—	—	(3)	—	—	$(3)
Repurchase and retirement of common stock	—	—	(170)	—	—	(1,535)	—	$(1,535)
Repurchase of vested stock options and restricted stock units	—	—	—	—	—	(1,953)	—	$(1,953)
Special dividends	—	—	—	—	(978)	—	—	$(978)
Other comprehensive loss	—	—	—	—	—	—	(6,123)	$(6,123)
Net income	—	—	—	—	—	7,443	—	$7,443
Balance at December 31, 2019	23,081	$70,906	124,382	$125	$92,916	$(644,305)	$(5,727)	$(556,991)
Issuance of common stock upon exercise of stock options	—	—	1,270	1	599	—	—	600
Issuance of common stock upon vesting of restricted stock awards	—	—	245	—	—	—	—	—
Shares surrendered for settlement of minimum statutory tax withholdings	—	—	(371)	—	(3,825)	—	—	(3,825)
Stock-based compensation	—	—	—	—	12,940	—	—	12,940
Net issuance and repayments of full recourse notes receivable	—	—	—	—	(8)	—	—	(8)
Repurchase and retirement of common stock	—	—	(489)	—	—	(4,939)	—	(4,939)
Special dividends	—	—	—	—	(205)	—	—	(205)
Other comprehensive loss	—	—	—	—	—	—	(8,100)	(8,100)
Net income	—	—	—	—	—	9,896	—	9,896
Balance at December 31, 2020	23,081	$70,906	125,037	$126	$102,417	$(639,348)	$(13,827)	$(550,632)
Issuance of common stock upon exercise of stock options	—	—	831	—	534	—	—	534
Issuance of common stock upon vesting of restricted stock awards and ESPP	—	—	938	1	1,244	—	—	1,245
Shares surrendered for settlement of minimum statutory tax withholdings	—	—	(87)	—	(2,342)	—	—	(2,342)
Stock-based compensation	—	—	—	—	113,270	—	—	113,270
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(23,081)	(70,906)	46,162	46	70,860	—	—	70,906
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions	—	—	21,989	22	581,811	—	—	581,833
Private placement of common stock, net of underwriting discounts and commissions	—	—	3,214	3	85,047	—	—	85,050
Stock issuance costs	—	—			(5,636)	—	—	(5,636)
Net issuance and repayments of full recourse notes receivable	—	—	—	—	43	—	—	43
Special dividends	—	—	—	—	(88)	—	—	(88)
Other comprehensive income	—	—	—	—	—	—	12,032	12,032
Net loss	—	—	—	—	—	(108,664)	—	(108,664)
Balance at December 31, 2021	—	$—	198,084	$198	$947,160	$(748,012)	$(1,795)	$197,551
The accompanying notes are an integral part of these consolidated financial statements

LegalZoom.com, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net (loss) income	$(108,664)	$9,896	$7,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,686	20,097	16,390
Amortization of debt issuance costs	1,392	2,591	2,565
Amortization of prior hedge effectiveness	3,095	3,481	—
Stock-based compensation	112,596	12,894	5,181
Impairment of goodwill and long-lived assets	924	1,105	14,321
Impairment of available-for-sale debt securities	—	4,818	—
Loss on debt extinguishment	7,955	—	—
Discontinuance of interest rate swaps and write-off of prior hedge effectiveness	8,688	—	—
Loss on sale of business	—	1,764	—
Deferred income taxes	(11,595)	1,325	472
Change in fair value of financial guarantee	(150)	(1,750)	1,900
Change in fair value of derivative instruments	392	205	439
Change in fair value of other equity security	(1,812)	—	—
Unrealized foreign exchange loss (gain)	943	(1,755)	(2,572)
Other	4	22	(299)
Changes in operating assets and liabilities, net of effects of business combinations and disposal of business:
Accounts receivable	(1,511)	954	(413)
Prepaid expenses and other current assets	(4,965)	(799)	(128)
Other assets	(3,648)	1,153	470
Accounts payable	2,360	12,416	3,914
Accrued expenses and other liabilities	13,781	1,418	(1,568)
Income tax payable	(185)	10	(985)
Deferred revenue	17,866	23,204	5,565
Net cash provided by operating activities	54,152	93,049	52,695
Cash flows from investing activities
Acquisitions, net of cash acquired	(61,523)	(934)	—
Purchase of property and equipment	(11,740)	(10,587)	(18,349)
Payment upon extinguishment of interest rate swaps	(3,283)	—	—
Purchase of other equity security	(1,127)	—	(668)
Purchase of available-for-sale debt securities	—	—	(2,013)
Proceeds from sale of equity method investment	—	—	313
Sale of business, net of cash sold	—	(1,206)	—
Net cash used in investing activities	(77,673)	(12,727)	(20,717)
Cash flows from financing activities
Repayment of capital lease obligations	(31)	(31)	(26)
Payment of debt issuance costs	(767)	—	—
Repayment of 2018 Term Loan	(524,300)	(5,350)	(5,350)
The accompanying notes are an integral part of these consolidated financial statements

LegalZoom.com, Inc.
Consolidated Statements of Cash Flows (continued)
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Proceeds from 2018 Revolving Facility	—	40,000	—
Repayment of 2018 Revolving Facility	—	(40,000)	—
Repayment of hybrid debt	(1,332)	(1,249)	—
Payment upon extinguishment of hybrid debt	(9,774)	—	—
Payment of contingent consideration	(1,049)	—	—
Repurchase of common stock	—	(4,805)	(1,535)
Tender offer costs	—	(145)	—
Repurchase of common stock and restricted stock units	—	—	(927)
Payment of special dividends	(112)	(284)	(877)
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts and commissions	581,833	—	—
Proceeds from private placement, net of underwriting discounts and commissions	85,050	—	—
Payment of stock issuance costs	(5,636)	—	—
Payment of deferred purchase consideration	—	—	(547)
Repurchases of common stock for tax withholding obligations	(2,342)	(3,606)	(3,784)
Proceeds from issuance of stock under employee stock plans	1,819	381	194
Net cash provided by (used in) financing activities	123,359	(15,089)	(12,852)
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalent	(11)	57	(495)
Net increase in cash, cash equivalents and restricted cash equivalent	99,827	65,290	18,631
Cash, cash equivalents and restricted cash equivalent, at beginning of the period	139,470	74,180	55,549
Cash, cash equivalents and restricted cash equivalent, at end of the period	$239,297	$139,470	$74,180
Supplemental cash flow data
Cash paid during the year for:
Interest	$12,284	$27,864	$37,276
Income taxes	1,459	1,485	1,469
Reconciliation of cash, cash equivalents, and restricted cash equivalent reported in the consolidated balance sheets
Cash and cash equivalents	$239,297	$114,470	$49,180
Restricted cash equivalent	—	25,000	25,000
Total cash, cash equivalents, and restricted cash equivalent shown in the consolidated statements of cash flows	$239,297	$139,470	$74,180
Non-cash investing and financing activities
Conversion of Series A redeemable convertible preferred stock into common stock in connection with initial public offering	$70,906	$—	$—
Purchase of property and equipment included in accounts payable and accrued expenses and other current liabilities	676	717	1,268
Conversion of available-for-sale debt security into other equity security	—	—	791
Change in fair value of hedged interest rate swaps and interest rate cap	(5,817)	412	5,234
Transfer of interest rate swaps derivative liability to hybrid debt	—	12,345	—
Contingent consideration for business acquired	—	1,250	—
Capitalized stock-based compensation	674	46	98
The accompanying notes are an integral part of these consolidated financial statements

LegalZoom.com, Inc.
Notes to Consolidated Financial Statements

Note 1. Description of the Business
LegalZoom.com, Inc., was initially formed as a California corporation in 1999 and reincorporated as a Delaware corporation in 2007. LegalZoom.com, Inc., and its wholly owned subsidiaries, referred to herein as “we,” “us,” or “our,” has its executive headquarters in Glendale, California, its operational headquarters in Austin, Texas and additional locations in Frisco and San Antonio, Texas, Beaverton, Oregon and London in the United Kingdom, or U.K. We are a provider of services that meet the legal needs of small businesses and consumers. Our position at business inception allows us to become a trusted business advisor, supporting the evolving needs of a new business across its lifecycle. Along with formation, our offerings include ongoing compliance and tax advice and filings, trademark filings, and estate plans. Additionally, we have insights into our customers and leverage our offerings as a channel to introduce small businesses to leading brands in our partner ecosystem, solving even more of their business needs.
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
Upon the completion of our IPO, 23,081,080 outstanding shares of redeemable convertible preferred stock with a carrying value of $70.9 million converted into 46,162,160 shares of common stock. Following the completion of the IPO, we have one class of authorized and outstanding common stock. Immediately upon the completion of our IPO, we filed an Amended and Restated Certificate of Incorporation, which authorized a total of 1,000,000,000 shares of common stock, $0.001 par value per share and 100,000,000 shares of preferred stock, par value $0.001 per share.
Note 2. Summary of Significant Accounting Policies
A summary of the significant accounting policies we follow in the preparation of the accompanying consolidated financial statements is set forth below.
Basis of Presentation and Consolidation
The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America, or GAAP. All intercompany balances and transactions have been eliminated in consolidation.
On occasion, we enter into relationships or investments with other entities that may be a variable interest entity, or VIE. We analyze our interests, including agreements, loans, guarantees, and equity investments on a periodic basis to determine if such interests are variable interests. If variable interests are identified, then the related entity is assessed to determine if it is a VIE. If we determine that the entity is a VIE, we then assess if we must consolidate the VIE as the primary beneficiary. Our determination of whether we are the primary beneficiary is based upon qualitative and quantitative analyses, which assess the purpose and design of the VIE, the nature of the VIE’s risks and the risks that we absorb, the power to direct activities that most significantly impact the economic performance of the VIE, and the obligation to absorb losses or the right to receive benefits that could be significant to the VIE.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, however not limited to, revenue recognition, sales allowances and credit reserves, available-for-sale debt securities, valuation of long-lived assets and goodwill, income taxes, commitments and contingencies, valuation of assets and liabilities acquired in business combinations, fair value of derivative instruments and stock-based compensation. Actual results could differ materially from those estimates.
The extent to which COVID-19 continues to impact our business and financial results will depend on numerous continuously evolving factors including, but not limited to, the magnitude and duration of COVID-19, including resurgences; the impact on our employees; the extent to which it will impact worldwide macroeconomic conditions, including interest rates, employment rates, and health insurance coverage; the speed and degree of the anticipated recovery, as well as variability in such recovery across different geographies, industries, and markets; and governmental and business reactions to the pandemic. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of COVID-19 as of December 31, 2021 and through the date of issuance of these consolidated financial statements. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts, sales allowances, and the carrying value of goodwill and other long-lived assets. While there was not a material impact as a result of COVID-19 on our consolidated financial statements at and for the year ended December 31, 2021, our future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to our consolidated financial statements in future reporting periods.
Business Combinations
The results of businesses acquired in a business combination are included in our consolidated financial statements from the date of the acquisition. Purchase accounting results in assets and liabilities of an acquired business being recorded at their estimated fair values on the acquisition date. Any excess purchase consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill.
We perform valuations of assets acquired and liabilities assumed for an acquisition and allocate the purchase price to their respective net tangible and intangible assets. Determining the fair value of assets acquired and liabilities assumed requires management to use judgment and estimates including the selection of valuation methodologies, estimates of cash flows, discount rates and selection of comparable companies. We generally engage the assistance of a third-party valuation firm in determining fair values of assets acquired and liabilities assumed and contingent consideration, if any, in a business combination.
Transaction costs associated with business combinations are expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statements of operations.
Segment and Geographic Information
Our Chief Executive Officer, as the Chief Operating Decision Maker, or CODM, organizes our company, manages resource allocations, and measures performance on the basis of one operating segment.
Revenue outside of the U.S., based on the location of the customer, represented less than 1%, 1% and 4% of our consolidated revenue for the years ended December 31, 2021, 2020 and 2019, respectively. Our property and equipment located outside of the U.S. was less than 1% of our consolidated property and equipment as of December 31, 2021 and 2020.
Foreign Currency
The British Pound Sterling is the functional currency for our foreign subsidiaries. The financial statements of these foreign subsidiaries are translated to U.S. Dollars using period-end rates of exchange for assets and liabilities, historical rates of exchange for equity, and average rates of exchange for the period for revenue and expenses. Translation gains and losses are recorded in accumulated other comprehensive loss as a component of our consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit). We recognized foreign currency transaction losses of $0.9 million and gains of $1.8 million and $2.6 million in 2021, 2020, and 2019, respectively.
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
At December 31, 2021, our financial assets and liabilities recorded at fair value on a recurring basis consist of a cash equivalent and available-for-sale debt securities. The cash equivalent consists of a money market fund valued using quoted prices in active markets, which represents Level 1 inputs in the fair value hierarchy. The available-for-sale debt securities are valued using a Monte Carlo simulation, which include inputs that represent Level 3 inputs in the fair value hierarchy. At December 31, 2020, our financial assets and liabilities also included a restricted cash equivalent consisting of a money market fund valued using quoted prices in active markets, which represented Level 1 inputs in the fair value hierarchy, interest rate swaps, an interest rate cap and a financial guarantee derivative. Our interest rate swaps and interest rate cap were valued using observable market inputs including the London Interbank Offered Rate, or LIBOR, swap rates and third-party dealer quotes, which represented Level 2 inputs in the fair value hierarchy. The financial guarantee derivative was valued using a Monte Carlo simulation, which included inputs that represented Level 3 inputs in the fair value hierarchy.
The carrying amounts of accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair values because of the short-term nature of these items. The fair value of our long-term debt as of December 31, 2020 was estimated by using quoted or sales prices of similar debt instruments, which represented Level 2 inputs in the fair value hierarchy.
Concentrations of Credit Risk
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
Due to a large and diverse customer base, no individual customer represented more than 1% of total revenue in December 31, 2021, 2020 and 2019, respectively. At December 31, 2021, there were no customers with an outstanding balance of 10% or more of our accounts receivable balance. At December 31, 2020, there was one customer with an outstanding balance of 20% of our accounts receivable balances.
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with original maturities of ninety days or less from the date of purchase. At December 31, 2021 and 2020, our cash consisted of bank account deposits and our cash equivalent consisted of $30.2 million and $5.2 million invested in a money market fund, respectively.
Restricted Cash Equivalent
Our restricted cash equivalent balance of $25.0 million as of December 31, 2020 represented cash required to be held as collateral by a financial institution to guarantee up to half of a $50.0 million personal loan provided by the financial institution to a former executive officer. At December 31, 2020, our restricted cash equivalent of $25.0 million was invested in a money market fund with the same financial institution.
In June 2021, our financial guarantee of the personal loan of a former executive officer was terminated. The associated restricted cash equivalent of $25.0 million became unrestricted and was reclassified to cash and cash equivalents.
Accounts Receivable and Related Allowances
Our accounts receivable balances, which are not collateralized and does not bear interest, primarily consists of amounts receivable from our credit and debit card merchant processors, customer receivables, and fees due from third-parties for services purchased by our customers from such third-parties. We reduce our accounts receivable for sales allowances and a reserve for potentially uncollectible receivables. We determine the amount of the allowances based on various factors including historical collection experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect our ability to collect from customers. Account balances are charged off against the allowance when we determine that it is not probable we will collect the receivable.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. Repairs and maintenance are expensed as incurred whereas significant renewals and enhancements are capitalized. When assets are retired or otherwise disposed of, the cost and the related accumulated depreciation are removed from the respective accounts and any resulting gain or loss is reflected in our results of operations. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets as follows:

Useful Life (Years)
Purchased and internal-use software	3
Building and building improvements	5–30
Land improvements	7
Furniture and office equipment	5
Computer hardware	3
Land	Indefinite
Leasehold improvements	Shorter of lease term or useful life
Internal-use Software and Cloud Computing Arrangements
Software development costs include costs to develop software to be used to meet internal needs and applications used to deliver our services. We capitalize development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended. We amortize internal-use software costs on a straight-line basis over their estimated useful life of three years commencing when the internal-use software is substantially complete and ready for its intended purpose. Costs related to development of internal-use software are included in the accompanying consolidated balance sheets in property and equipment, net. Costs related to development of cloud computing arrangements are included in the accompanying consolidated balance sheets in prepaid and other current assets and non-current assets and are amortized over the contractual term of the underlying service arrangement.
Intangible Assets and Other Long-Lived Assets
Intangible assets are stated at cost, net of accumulated amortization. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which approximates the pattern in which the economic benefits are consumed. We amortize our intangible assets over an estimated useful life of two to six years.
We assess the impairment of long-lived assets, which consist primarily of property and equipment, acquired intangible assets, and capitalized internal-use software costs, whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. Impairment testing is performed at an asset level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, or an asset group. If an asset group is considered impaired, an impairment loss equal to the excess of the asset group’s carrying value over their fair value is recorded. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices, or appraised values, depending on the nature of the assets.
Goodwill
Goodwill represents the excess of the aggregate fair value of the consideration transferred in a business combination over the fair value of the assets acquired, net of liabilities assumed. Goodwill is not amortized, however, it is subject to impairment testing at the reporting unit level annually during the fourth quarter of our fiscal year or more frequently if events or changes in circumstances indicate that goodwill may be impaired.
In assessing impairment, we have the option to first assess qualitative factors to determine whether or not a reporting unit is impaired. Alternatively, we may perform a quantitative impairment assessment, or if the qualitative assessment indicates that it is more-likely-than-not that the reporting unit’s fair value is less than its carrying amount, a quantitative analysis is required. The quantitative analysis compares the estimated fair value of the reporting unit with its respective carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount including goodwill, goodwill is considered not to be impaired. If the fair value is less than the carrying amount including goodwill, then a goodwill impairment charge is recorded by the amount that the carrying value exceeds the fair value, up to the carrying amount of goodwill.
Derivative Financial Instruments
Derivative financial instruments, which include interest rate swaps, an interest rate cap, and a financial guarantee relating to a former executive officer, are recorded at fair value. For derivatives that qualify for hedge accounting, specifically as cash flow hedges, the change in fair value of the derivatives is recorded as an unrealized gain (loss), net of taxes, in the accompanying consolidated statements of comprehensive (loss) income. For derivatives that do not qualify for hedge accounting, the change in the fair value of our derivatives related to our long-term debt are recorded in interest expense, net, and the change in the fair value of our financial guarantee is recorded in other income, net, in the accompanying consolidated statements of operations. In 2021, our derivative positions were extinguished in connection with our IPO and full repayment of our long-term debt.
Available-for-sale Debt Securities
At December 31, 2021 and 2020, we held long-term investments in two companies through the purchase of convertible promissory notes. These investments are classified as available-for-sale debt securities and the changes in fair values of these securities are recognized in other comprehensive (loss) income, net of tax, in the accompanying consolidated statements of comprehensive (loss) income. We periodically review our available-for-sale debt securities to determine if there has been an other-than-temporary decline in fair value. If the impairment is deemed other-than-temporary, the portion of the impairment related to credit losses is recognized in the accompanying consolidated statements of operations, and the portion related to non-credit related losses is recognized in other comprehensive (loss) income.
In 2020, we recorded an other-than-temporary impairment of an available-for-sale debt security of $4.9 million, of which $4.8 million was recognized as other expense in our statement of operations and $0.1 million was recognized in other comprehensive (loss) income.
Investments in Other Equity Securities
We hold investments in equity securities of certain privately held companies, which do not have readily determinable fair values. We have elected to measure these non-marketable investments at cost, with remeasurements to fair value only upon the occurrence of observable price changes in orderly transactions for identical or similar securities of the same issuer, or in the event of any impairment. This election is reassessed each reporting period to determine whether a non-marketable equity security has a readily determinable fair value, in which case they would no longer be eligible for this election. In 2021, we identified an observable price change in an orderly transaction and remeasured to fair value the value of the securities in such privately held company. We evaluate our non-marketable equity securities for impairment at each reporting period based on a qualitative assessment that considers various potential impairment indicators. If an impairment exists, a loss is recognized in the consolidated statements of operations for the amount by which the carrying value exceeds the fair value of the investment. We include investments in equity securities within other assets in the accompanying consolidated balance sheets.
Operating and Capital Leases
For operating leases, we record rent expense on a straight-line basis over the lease term. Some of our lease arrangements provide for concessions by the landlords, including payments for leasehold improvements and rent-free periods. We account for the difference between the straight-line rent expense and rent paid as a deferred rent liability.
We also lease certain equipment under capital lease arrangements. The assets and liabilities under capital lease are recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the asset under lease. Assets under capital leases are amortized using the straight-line method over the estimated useful lives of the assets. Capital lease obligations, which are not material as of December 31, 2021 and 2020, are included in other liabilities in the accompanying consolidated balance sheets.
Debt Issuance Costs
Debt issuance costs associated with our term loans are deducted from the carrying value of current and long-term debt in the accompanying consolidated balance sheets and are amortized over the term of the loan using the effective interest method. Debt issuance costs associated with revolving facilities are classified as other assets in the accompanying consolidated balance sheets and are amortized over the term of the respective facility on a straight-line basis. Debt issuance costs are amortized to interest expense, net in the accompanying consolidated statements of operations. In 2021, upon the full repayment of our long-term debt in connection with our IPO, we recorded a loss on debt extinguishment of $7.7 million, which mainly consisted of unamortized debt issuance costs.
Deferred Offering Costs
We record certain legal, accounting, and other third-party fees in other assets that are directly associated with in-process equity financings until such financings are consummated. After consummation, these costs are recorded in stockholders’ equity (deficit) as a reduction from the proceeds of the offering. Should the equity financing no longer be considered probable of being consummated, the deferred offering costs are expensed in the consolidated statements of operations within income from operations. In 2021, we incurred $5.6 million related to our IPO, which is included in additional-paid in capital in the accompanying consolidated statements of stockholders equity (deficit). In 2019, we expensed $3.7 million related to a stock offering, which was not consummated. There were no deferred stock issuance costs recognized in other assets as of December 31, 2021 or 2020.
Revenue Recognition
We derive our revenue from the following sources:
Transaction revenue—Transaction revenue is primarily generated from our customized legal document services upon fulfillment of these services. Transaction revenue includes filing fees and is net of cancellations, promotional discounts and sales allowances. Until April 2020, when we ceased providing such services, we also generated transaction revenue from our residential and commercial conveyancing business in the U.K. and revenue for these services was recognized when delivered to the customer. In addition, until July 2019, when we ceased providing such services, we generated revenue from litigation services in the U.K., and we recognized this revenue based on the time incurred by the attorneys at their market billing rates.
Subscription revenue—Subscription revenue is generated primarily from subscriptions to our registered agent services, compliance packages, attorney advice, and legal forms services, in addition to software-as-a-service, or SaaS, subscriptions in the U.K. In the fourth quarter of 2020, we commenced providing tax, bookkeeping and payroll subscription services. We generally recognize revenue from our subscriptions ratably over the subscription term. Subscription terms generally range from thirty days to one year. Subscription revenue includes the value allocated to bundled free-trials for our subscription services and is net of promotional discounts, cancellations, sales allowances and credit reserves and payments to third-party service providers such as legal plan law firms and tax service providers.
Partner revenue—Partner revenue consists primarily of one-time or recurring fees earned from third-party providers from leads generated to such providers through our online legal platform. Revenue is recognized when the related performance-based criteria have been met. We assess whether performance criteria have been met on a cost-per-click or cost-per-action basis.
Revenue from our transaction, subscription and partner revenue is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Transaction	$258,122	$212,114	$168,305
Subscription	288,941	229,840	206,447
Partner	28,017	28,682	33,628
Total revenue	$575,080	$470,636	$408,380
We adopted Financial Accounting Standards Board, or FASB, Accounting Standard Codification, or ASC, No. 606, Revenue from Contracts with Customers, or ASC 606, on a modified retrospective basis on January 1, 2019. The adoption of ASC 606 resulted in a cumulative adjustment to decrease the opening accumulated deficit by $1.0 million. We determine revenue recognition through the following five steps: identification of a contract with a customer; identification of the performance obligations in the contract; determination of the transaction price; allocation of the transaction price to the performance obligations in the contract; and recognition of revenue when or as the performance obligations are satisfied.
Our customers generally pay for transactions in advance by credit or debit card except for certain services provided under installment plans where we allow customers to pay for their order in either two, three or twelve equal payments. The first installment due under the installment plans is charged to the customer’s debit or credit card on the date the order is placed, and the remaining installments are generally charged on a monthly basis thereafter. We recognize revenue for the amount we expect to be entitled to for providing the services to our customers. The total fees collected by us for our services include, as applicable, expedited services fees, government filing fees, and shipping fees.
Subscription services are generally paid monthly or annually in advance of the subscription period except for SaaS services in the U.K., which are invoiced monthly in arrears. Amounts collected in advance of revenue recognition are recorded in deferred revenue. Customers may pay for services, however may not provide the necessary information to complete a transaction. We attempt to contact the customer to complete the abandoned order. We recognize revenue on abandoned services, or breakage, when it is likely to occur and the amount can be recognized without significant risk of reversal. We recognize breakage in proportion to the pattern of rights exercised by the customer. Judgment is required to determine the amount of breakage and when breakage is likely to occur, which we estimate based on historical data of breakage for similar services.
Services we offer can generally either be purchased on a stand-alone basis or bundled together as part of a package of services. Accordingly, a significant number of our arrangements include multiple performance obligations, such as the preparation of legal documents combined with related document revision, document storage, registered agent services, and free trial periods of our legal plans. At contract inception, we assess the services promised in our contracts with customers and identify performance obligations for each promise to transfer to the customer a service or bundle of services that is distinct. The identification of distinct performance obligations within our packages may require significant judgment.
The transaction price allocated to each separate performance obligation represents the amount of consideration to which we expect to be entitled in exchange for the services we provide. The transaction price is based on the contractual amounts and is reduced for estimated sales allowances for price concessions, charge-backs, sales credits and refunds, which are accounted for as variable consideration when estimating the amount of revenue to recognize. We only include variable consideration in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. We estimate sales allowances using the expected value method. We recognize a liability or a reduction of accounts receivable, and a reduction to revenue based on the estimated amount of sales allowances. We record sales allowances as a reduction of accounts receivable where we expect not to collect the full amount of the outstanding accounts receivable and we record sales allowances as a liability for estimated refunds or credits where we have collected the amounts due from the customer. We have established a sufficient history of estimating sales allowances given the large number of homogeneous transactions. The majority of our allowances and reserves are known within a relatively short period of time following our balance sheet date. The estimated provision for sales allowances has varied from actual results within ranges consistent with management’s expectations. The transaction price excludes sales taxes.
Contracts with our customers may include options to purchase additional future services, and in the case of subscription services, options to auto-renew the subscription service. Additional consideration attributable to either the option to purchase additional future services or the option to renew are excluded from the transaction price until such time that the option is exercised, unless these options provide a material right to the customer.
For arrangements that contain multiple performance obligations, such as our bundled arrangements, we allocate the transaction price to each performance obligation based on estimates of the standalone selling price of each performance obligation within the bundle. For the services we sell on a standalone basis, we use the sales price of these services in the allocation of the transaction price in bundled arrangements. Where we do not sell the service on a standalone basis, we estimate the standalone selling price based on the adjusted market assessment approach or the expected cost plus a margin approach when market information is not observable. In these cases, the determination of the standalone selling price may require significant judgment.
We recognize revenue when we satisfy the performance obligation by transferring the promised good or service to the customer. For our transaction-based services, we generally recognize revenue at a point-in-time when the services are delivered to the customer. For our subscription-based services we generally recognize revenue on a straight-line basis over the subscription term. For our partner-based services, we recognize revenue at a point-in-time when the related performance-based criteria have been met.
We do not have significant financing components in arrangements with our customers.
Principal Agent Considerations
In certain of our arrangements, another party may be involved in providing services to our customer. We evaluate whether we can recognize revenue gross as a principal or net as an agent. We record revenue on a gross basis when we are the principal in the arrangement. To determine whether we are a principal or an agent, we identify the specified good or service to be provided to the customer and assess whether we control the specified good or service before that good or service is transferred to the customer. We evaluate a number of indicators of whether we control the good or service before it is transferred to the customer, including whether we have primary fulfillment responsibility and obligation to perform the services being sold to the customer; we have latitude in establishing the sales price; and we have inventory risk.
In arrangements in which we are the principal, we record as revenue the amounts we have billed to our customer, net of sales allowance, and we record the fee payable to the third-party as cost of revenue. We are the principal in most of our legal document preparation and registered agent services, including legal entity formations and similar arrangements and formation and formerly, conveyancing services in the U.K. For these services, revenue includes filing and similar fees.
In arrangements in which we are not the principal, we record revenue on a net basis, which is equal to the amount billed to our customer, net of sales allowances and the fee payable to the third-party or partner that is primarily responsible for performing the services for the customer. We are not a law firm in the U.S. and cannot provide legal advice through our U.S. entities, therefore the participating independent law firms in our legal plans control the service to the customer and have the primary service obligation to provide attorney consultations to our customers, for which we pay the law firms a monthly fee. For these arrangements, we recognize revenue on a net basis as an agent. Since 2016, our Alternative Business Structure, or ABS, subsidiary in the U.K. began offering legal advisory services that were marketed through our website. Our ABS provides independent legal advice to our customers and is directly responsible for, and controls the fulfillment of, the legal services. Accordingly, for services provided by our ABS, we recognize revenue as the principal. For other services provided by third parties, including deed transfer, accounting, tax, credit monitoring, business data protection and logo design services, revenue is recognized net of fees payable to third parties. For partner revenue, we receive a fee for the referral of our customer to the partner or we retain a portion of the fee paid by the customer and share the remainder with the partner. Our partner controls the service to the customer and the partner is responsible for fulfilling the referred service to the customer; accordingly, we recognize revenue for these arrangements on a net basis.
Revenue includes shipping and handling fees charged to customers.
Cost of Revenue
Cost of revenue includes all costs of providing and fulfilling our services. Cost of revenue primarily includes government filing fees; costs of fulfillment, customer care, including the cost of credentialed professionals for tax, bookkeeping and payroll services, and related benefits, including stock-based compensation, and costs of independent contractors for document preparation; telecommunications and data center costs, amortization of acquired developed technology, depreciation and amortization of network computers, equipment and internal-use software; printing, shipping and handling charges; credit and debit card fees; allocated overhead; legal document kit expenses; and sales and use taxes. We defer direct and incremental costs primarily related to government filing fees incurred prior to the associated service meeting the criteria for revenue recognition. These contract assets are recognized as cost of revenue in the same period the related revenue is recognized. At December 31, 2021 and 2020, there was $1.8 million and $2.0 million, respectively, in deferred cost of revenue included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. Filing fees of $79.8 million, $64.5 million and $50.7 million were recorded in cost of revenue in the accompanying consolidated statements of operations for years ended December 31, 2021, 2020, and 2019, respectively.
Sales and Marketing Expenses
Sales and marketing expenses consist of customer acquisition media costs; compensation and related benefits, including stock-based compensation for marketing and sales personnel; media production; public relations and other promotional activities; general business development activities; an allocation of depreciation and amortization and allocated overhead. Customer acquisition media costs consist primarily of search engine marketing, television and radio costs. Marketing and advertising costs to promote our services are expensed in the period incurred. Media production costs are expensed the first time the advertisement is aired. Advertising expenses, consisting of customer acquisition media costs, were $195.4 million, $119.2 million and $67.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Technology and Development Expenses
Technology and development expenses consist primarily of personnel costs and related benefits, including stock-based compensation, expenses for outside consultants, an allocation of depreciation and amortization and allocated overhead. These expenses include costs incurred in the development and implementation of our websites, mobile applications, online legal platform, research and development and related infrastructure. Technology and development expenses are expensed as incurred, except to the extent that such costs are associated with internal-use software costs that qualify for capitalization as previously described under Internal-use Software and Cloud Computing Arrangements.
General and Administrative Expenses
Our general and administrative expenses relate primarily to compensation and related benefits, including stock-based compensation, for executive and corporate personnel, professional and consulting fees, an allocation of depreciation and amortization, allocated overhead and legal costs.
Stock-based Compensation
We estimate the fair value of employee stock-based payment awards on the grant-date and recognize the resulting fair value, net of estimated forfeitures, over the requisite service period. We use the Black-Scholes option pricing model for estimating the fair value of options granted under our stock option plans that vest based on service and performance conditions. The fair value of restricted stock units, or RSUs, that vest based on service and performance conditions is determined based on the value of the underlying common stock at the date of grant. For awards that contain market conditions, we estimate the fair value using a Monte Carlo simulation model. We record expense for awards that contain performance conditions only to the extent that we determine it is probable that the performance condition will be achieved. Expense for awards containing market conditions is not reversed even if the market condition is not achieved. We have elected to treat stock-based payment awards with graded vesting schedules and time-based service conditions as a single award and recognize stock-based compensation on a straight-

line basis, net of estimated forfeitures, over the requisite service period. Awards with performance or market conditions are recognized using graded vesting.
The Black-Scholes option pricing model and the Monte Carlo simulation model requires us to make certain assumptions including the fair value of the underlying common stock, the expected term, the expected volatility, the risk-free interest rate and the dividend yield.
The fair value of the shares of common stock underlying stock options and RSUs is based upon our publicly listed share price on the date of grant. Prior to our IPO, the fair value of the shares of common stock was determined by the board of directors. Because there was no public market for our common stock, the board of directors determined the fair value of the common stock at the time of the grant of options and RSUs by considering a number of objective and subjective factors including valuation of comparable companies, sales of common stock to unrelated third parties, operating and financial performance and general and industry-specific economic outlook, amongst other factors. The fair value was determined in accordance with applicable elements of the practice aid issued by the American Institute of Certified Public Accountants titled Valuation of Privately Held Company Equity Securities Issued as Compensation.
The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. The expected term of options granted is estimated based upon actual historical exercise and post-vesting cancellations, adjusted for expected future exercise behavior.
Because our common stock has limited publicly traded history, we estimate the expected volatility from the historical volatility of selected public companies with comparable characteristics to us, including similarity in size, lines of business, market capitalization and revenue and financial leverage. We determine the expected volatility assumption using the frequency of daily historical prices of comparable public company’s common stock for a period equal to the expected term of the options. We periodically assess the comparable companies and other relevant factors used to measure expected volatility for future stock option grants.
The risk-free interest rate assumption is based upon observed interest rates on the U.S. government securities appropriate for the expected term of our stock options.
The dividend yield assumption is based on our history and expectation of dividend payouts. Other than the special dividends declared in periods prior to these financial statements, which resulted in corresponding reductions in the exercise price of the stock options, we have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.
Stock-based compensation expense is recognized based on awards that are ultimately expected to vest.
Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on our historical experience and future expectations.
The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If we had made different assumptions, our stock-based compensation expense, and our net (loss) income for the years ended December 31, 2021, 2020, and 2019 may have been materially different.
Loss Contingencies
On occasion we are involved in legal proceedings, claims, and regulatory, indirect tax examinations or government inquiries and investigations that may arise in the ordinary course of business. We record loss contingencies in our consolidated financial statements in the period when they are probable and reasonably estimable. If the amount is probable and we are able to reasonably estimate a range of loss, we accrue the amount that is the best estimate within that range, and if no amount is better than any other in the range, we record the amount at the low end in the range. We disclose those contingencies that we believe are at least reasonably possible but not probable regardless of whether they are reasonably estimable. The likelihood of a loss is determined using several factors including the nature of the matter, advice of our internal and external counsel, previous experience and historical and other relevant information available to us. The determination of the likelihood of loss or the range of loss requires significant management judgment. Legal fees and other costs associated with such actions are expensed as incurred.
Income Taxes
We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our consolidated financial statements. Deferred income tax assets and liabilities are measured using enacted tax rates anticipated to be in effect when those tax assets and liabilities are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the consolidated statements of operations in the period that includes the enactment date.
We make judgments in evaluating whether deferred tax assets will be recovered from future taxable income. A valuation allowance is established if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risk associated with estimates of future taxable income in assessing the need for a valuation allowance. If our assumptions and consequently our estimates, change in the future, the valuation allowance may be increased or decreased, resulting in an increase or decrease, which may be material, to our provision for income taxes and the related impact on our net income.
We recognize tax benefits from an uncertain position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits. If this threshold is met, we measure the tax benefit as the largest amount of the benefit that is greater than fifty percent likely to be realized upon ultimate settlement. We recognize penalties and interest accrued with respect to uncertain tax positions as a component of the income tax provision. At December 31, 2021 and 2020, accrued penalties and interest related to uncertain tax positions were not material.
Net (Loss) Income Per Share Attributable to Common Stockholders
We apply the two-class method for calculating net income per share. Under the two-class method, in periods where we generate net income, net income is allocated between common stock and other participating securities based on their participation rights. Prior to our IPO, our participating securities consist of redeemable convertible preferred stock, which participate in dividends, if declared. For periods in which we report a net loss, the participating securities are not contractually obligated to share in our losses, and accordingly, no loss is allocated to the participating securities. Basic net (loss) income per share is calculated by dividing net (loss) income attributable to common stockholders by the weighted-average number of shares of common stock outstanding, net of unvested restricted stock, if any, during the period. We compute diluted net (loss) income per share under the two-class method where income is reallocated between common stock, potential common stock and participating securities. Potential common stock includes stock options, restricted stock units, restricted stock awards and employee stock purchase plans, or ESPPs and RSUs computed using the treasury stock method.
Recent Accounting Pronouncements
Under the Jumpstart our Business Startups Act, or JOBS Act, we meet the definition of an emerging growth company. We have elected to use the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies. To the extent that we no longer qualify as an emerging growth company, we will be required to adopt certain accounting pronouncements earlier than the adoption dates disclosed below which are for non-public business entities.
Recently Adopted Accounting Pronouncements
In December 2019, the FASB, issued ASU, No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, or ASU 2019-12. This ASU removes certain exceptions for performing intra-period tax allocations, recognizing deferred taxes for investments, and calculating income taxes in interim periods. The guidance also simplifies the accounting for franchise taxes, transactions that result in a step-up in the tax basis of goodwill, and the effect of enacted changes in tax laws or rates in interim periods. We early adopted ASU 2019-12 on January 1, 2021 and the adoption did not have a material impact to our consolidated financial statements.
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This standard addresses diversity in practice and inconsistency related to recognition of an acquired contract liability, and payment terms and their effect on subsequent revenue recognized by the acquirer. For public business entities, it is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We have adopted the provisions of the new standard and the adoption did not have a material impact to our consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), the first accounting standard update in connection with Topic 842, Leases, or Topic 842. The guidance requires lessees to recognize most leases as right of use assets and lease liabilities on the balance sheet and also requires additional qualitative and quantitative disclosures to enable users to understand the amount, timing and uncertainty of cash flows arising from leases. The original guidance required application on a modified retrospective basis to the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which includes an option to not restate comparative periods in transition, however, to elect to use the effective date of ASU 2016-02, as the date of initial application of transition. In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842): Codification Improvements, which made further targeted improvements including clarification regarding the determination of fair value of lease assets and liabilities and statement of cash flows and presentation guidance. In June 2020, FASB issued ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, which extended the effective date of this guidance for non-public entities to fiscal years beginning after December 15, 2021. Topic 842 is effective for our annual reporting period beginning on January 1, 2022. We will adopt ASU 2016-02 in the first quarter of 2022 utilizing the modified retrospective transition method. We are currently finalizing our evaluation of the impact of adopting ASU 2016-02. We currently expect that most of our operating lease commitments will result in recognizing right-of-use assets and operating lease liabilities upon adoption. We currently anticipate recording right-of-use lease assets and liabilities of approximately $5.0 million to $7.0 million on our consolidated balance sheets for leases as of January 1, 2022. We do not believe that the adoption of ASC 842 will have a material impact on our consolidated statements of operations and cash flows.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit losses: Measurement of Credit Losses on Financial Instruments (Topic 326), or Topic 326, which revises the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses on financial instruments, including, but not limited to, available-for-sale debt securities and accounts receivable. Based upon our currently filing status, Topic 326 is effective for our annual reporting period beginning on January 1, 2023. We are currently evaluating the impact of the adoption of Topic 326 on our consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) — Facilitation of the Effects of Reference Rate Reform on Financial Reporting, or Topic 848, that provides optional relief to applying reference rate reform to contracts, hedging relationships, and other transactions that reference the LIBOR, which has been discontinued as of the end of 2021. Also, in January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848) — Scope, to clarify that cash flow hedges are eligible for certain optional expedients and exceptions for the application of subsequent assessment methods to assume perfect effectiveness as previously presented in ASU 2020-04. Topic 848 is effective immediately and may be applied through December 31, 2022. We are currently evaluating the impact of the adoption of Topic 848 on our consolidated financial statements.
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. This standard eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted earnings per share computation. Based upon our current filing status, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. We are currently evaluating the impact of the adoption on our consolidated financial statements.
Note 3. Other Financial Statement Information
Accounts Receivable
Changes in the allowance consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Beginning balance	$5,256	$2,461	$1,939
Add: amounts recognized as a reduction of revenue	6,610	6,493	2,996
(Less) add: bad debt expense recognized in general and administrative expense	(279)	2,170	—
Less: write-offs, net of recoveries	(7,527)	(5,868)	(2,474)
Ending balance	$4,060	$5,256	$2,461
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

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31,
	2021	2020
Prepaid expenses	$10,957	$7,177
Deferred cost of revenue	1,819	1,967
Capitalized cloud computing development costs	867	—
Income tax receivable	831	716
Other current assets	2,115	676
Total prepaid expenses and other current assets	$16,589	$10,536
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As December 31,
	2021	2020
Accrued payroll and related expenses	$21,858	$16,135
Accrued vendor payables	18,239	10,854
Derivative liabilities and hybrid debt	—	5,131
Sales allowances	4,862	4,856
Accrued sales, use and business taxes	2,678	1,789
Other	3,180	2,263
Total accrued expenses and other current liabilities	$50,817	$41,028
Changes in sales allowances relating to charge-backs, sales credits and refunds consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Beginning balance	$4,856	$4,651	$4,483
Add: increase in sales allowances	7,998	9,976	10,387
Less: utilization of reserves	(7,992)	(9,771)	(10,219)
Ending balance	$4,862	$4,856	$4,651
Depreciation and Amortization
Depreciation and amortization expense of our property and equipment, including capitalized internal-use software, and intangible assets consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$6,430	$8,324	$6,773
Sales and marketing	6,017	6,913	6,469
Technology and development	2,361	2,800	1,055
General and administrative	1,878	2,060	2,093
Total depreciation and amortization expense	$16,686	$20,097	$16,390
Deferred revenue
Deferred revenue as of December 31, 2021 and 2020 was $147.9 million and $130.1 million, respectively. Revenue recognized in 2021, 2020 and 2019 that was included in deferred revenue at the beginning of the year was $127.6 million, $103.5 million and $99.8 million, respectively. We expect to recognize substantially all of the deferred revenue as of December 31, 2021 as revenue in 2022.

We have omitted disclosure on the transaction price allocated to remaining performance obligations and estimated timing of revenue recognition as our contracts with customers that have a duration of more than one year are immaterial.
Note 4. Acquisitions
Earth Class Mail, Inc.
In November 2021, we acquired all of the outstanding equity interests in Earth Class Mail, Inc., or Earth Class Mail, a company that provides virtual mailbox solutions for small businesses, in line with our strategy to scale our existing business through building in-house adjacencies. The total cash paid was $61.5 million, inclusive of $0.4 million of buyer costs, which resulted in net purchase price of $61.1 million. The cash amount was paid at closing and funded by our available cash on hand.
The following table summarizes the preliminary purchase price allocation to the fair value of assets and liabilities acquired at the date of acquisition:

	Amount (in thousands)	Estimated Useful life
Goodwill	$48,515	—
Customer relationships	10,603	6 years
Developed technology	5,418	5 years
Trade names	179	26 months
Property and equipment	267	3 - 5 years
Deferred tax liability	(3,087)	—
Other liabilities	(787)	—
Total purchase consideration	$61,108
Intangible assets acquired from Earth Class Mail included customer relationships of $10.6 million, developed technology of $5.4 million and trade names of $0.2 million, which are being amortized over their estimated useful life using the straight-line method. To determine the estimated fair value of intangible assets acquired, we engaged a third-party valuation specialist to assist us. All estimates, key assumptions, and forecasts were either provided by, or reviewed by us. While we chose to utilize a third-party valuation specialist for assistance, the fair value analysis and related valuations reflect our conclusions and not those of any third party. Determining the fair value of assets acquired and liabilities assumed required us to make judgments and estimates, including the selection of valuation methodologies, estimates of cash flows, the rate of customer subscription non-renewals, discount rates, the estimated level of effort and related costs of reproducing or replacing the assets acquired, and selection of comparable companies.
Goodwill of $48.5 million arising from the acquisition consists largely of the assembled workforce and synergies expected from combining Earth Class Mail into our operations. The acquired goodwill is not expected to be deductible for tax purposes. Acquisition-related costs, including legal, regulatory, and consulting costs amounted to $1.4 million and are included within general and administrative expenses in our consolidated statement of operations.
The revenue and earnings of the acquired business have been included in our results since the acquisition date and are not material to the our consolidated financial results. Pro forma revenues and results of operations for this acquisition have not been presented as the impact on the our consolidated financial statements would be immaterial.
Purely Solutions, LLC
In October 2020, we entered into a membership interest purchase agreement with Purely Solutions, LLC, or Pure, in which we acquired 100% of the membership interest as part of our plans to offer tax services. Pure provides tax preparation, bookkeeping and outsourced payroll services.
The total fair value of the consideration for the acquisition was $2.3 million. Of the total consideration, $1.0 million was paid in cash on the acquisition date, with $0.5 million and $0.8 million to be paid in cash within six and eighteen months, respectively, from the acquisition date based upon certain earnout metrics being achieved including hiring targets and customer experience metrics. In 2021 we paid out $0.5 million upon the first earnout metrics being achieved. At December 31, 2021, we have classified the remaining contingent consideration in accrued expenses and other current liabilities in the accompanying consolidated balance sheet.

Intangible assets acquired from Pure included customer relationships of $0.6 million, which are being amortized over their estimated useful life of three years using the straight-line method. The goodwill of $1.6 million arising from the acquisition consists largely of the assembled workforce and synergies expected from combining Pure into our operations. The acquired goodwill is not expected to be deductible for tax purposes. The purchase price allocation is final.
Note 5. Disposition of Business
Beaumont ABS Limited
In April 2020, we sold our conveyancing business in the U.K., Beaumont ABS Limited, or Beaumont, to a third-party buyer and paid $1.2 million in working capital to the buyers. Our loss on sale of this business was $1.8 million for the year ended December 31, 2020.
Note 6. Investments
Available-for-sale Debt Securities
In 2019, we invested in Legal Vision Pty Ltd., or Legal Vision, an Australian proprietary limited company that provides online legal services to small and medium size businesses, through the purchase of a convertible promissory note for a total of Australian Dollar, or AUD $1.0 million ($0.7 million). The convertible promissory note has a maturity term of ten years, which is convertible into Legal Vision’s common stock. The underlying conversion feature is automatically exercisable upon an exit event including an IPO, merger or sale, upon a new financing round, or at our election. At December 31, 2021, we do not hold any equity interests or in-substance common stock in Legal Vision, and accordingly, we have classified the convertible promissory note as an investment in an available-for-sale debt security in the accompanying consolidated balance sheet.
The fair value of the convertible promissory note is based on unobservable inputs that are categorized as Level 3 in the fair value hierarchy. We determined that the conversion option on the Legal Vision convertible promissory note will not have material value until Legal Vision executes on its business plans to drive growth, which consequently will drive the fair value of the associated conversion option in excess of the carrying value of the convertible promissory note. Accordingly, the fair value of the convertible debt approximated its carrying value as of December 31, 2021 and 2020. At December 31, 2021 and 2020, the fair value of our available-for-sale debt security in Legal Vision was AUD $1.5 million ($1.1 million) and AUD $1.4 million ($1.0 million), respectively, with the change due to fair value adjustments during the period. In 2021, key assumptions used in the Monte Carlo simulation model to determine the fair value of the convertible promissory note in Legal Vision were: expected term of 7.3 years, risk-free rate of 1.5%, and volatility of 55%.
Since the Legal Vision convertible promissory note has a contractual maturity date that exceeds one year and we do not intend to liquidate in the next twelve months, we have classified the convertible promissory note as a noncurrent available-for-sale debt security in the accompanying consolidated balance sheets as of December 31, 2021 and 2020, respectively.
Between 2017 and 2019, we made several investments in firma.de Firmenbaukasten AG, or Firma, a German limited liability company that provides web-based business formation services to small business owners. The investments were made through the purchase of convertible promissory notes, or convertible debt, with maturity terms of five years, which are convertible into Firma’s common stock. The underlying conversion feature is only exercisable upon Firma achieving a trailing 12-month revenue target of EUR €5.0 million any time prior to the maturity of the convertible debt in May 2023. In 2020, we fully impaired our investment in Firma and incurred a loss of $4.8 million as the present value of cash flows expected to be collected was less than the amortized cost basis of the investment. Therefore, we recognized an other-than-temporary impairment of EUR €4.3 million ($4.8 million) in our consolidated statements of operations during the year ended December 31, 2020.
Investments in Other Equity Securities
In 2018, we invested in LawPath, Pty Ltd, or LawPath, an Australian proprietary limited company that provides an online legal platform to individuals and small and medium size businesses, through the purchase of a convertible promissory note for a total of AUD $1.1 million ($0.8 million). In October 2019, coinciding with a new financing round, we elected to convert our convertible promissory note into LawPath’s common stock and invested AUD $1.0 million ($0.7 million) in additional LawPath common stock. The outstanding balance of the note totaling AUD $1.2 million ($0.8 million) was converted into 4,215 shares of LawPath’s common stock. In October 2021, we invested an additional AUD $1.5 million ($1.1 million). The change in fair value, due to an orderly transaction, in our other equity securities was $1.8 million for the year ended December 31, 2021, which was recognized in other income, net in our consolidated statements of operations. At December 31, 2021 and 2020 our total equity interest in LawPath was approximately 14%.

In December 2018, we purchased 3,000,000 shares of Class C nonvoting common units in Mylo, LLC, or Mylo, a digital insurance broker that services small and medium size businesses, for $3.0 million, resulting in a 4% interest in Mylo.
The investments in LawPath and Mylo do not have readily determinable fair values. There were no impairments of these investments during the years ended December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, the carrying value of these investments is included in other assets in the accompanying consolidated balance sheets.
Note 7. Property and Equipment
Property and equipment, net, consisted of the following (in thousands):

	As of December 31,
	2021	2020
Building and building improvements	$29,856	$29,850
Land	6,456	6,437
Internal-use software	60,946	56,756
Purchased software	2,609	3,370
Furniture and office equipment	3,332	3,868
Computer hardware	13,762	12,195
Leasehold improvements	4,903	4,904
Software development in-progress	1,178	4,305
Total cost of property and equipment	123,042	121,685
Less: accumulated depreciation and amortization	(76,029)	(70,311)
Property and equipment, net	$47,013	$51,374
Depreciation and amortization expense related to property and equipment was $15.7 million, $17.3 million and $12.1 million for 2021, 2020 and 2019, respectively.
At December 31, 2021, 2020 and 2019, accumulated amortization in connection with internal-use software costs was $42.5 million, $38.7 million and $29.9 million, respectively. In 2021, 2020 and 2019, we recorded amortization expense of $11.6 million, $12.3 million and $7.3 million, respectively, in connection with these costs. Software development in-progress consists primarily of internal-use software projects, which when placed in service, will provide enhancements and improvements to the operational and functional capabilities to our online platforms and our customer-facing website. In 2021 and 2020 we capitalized internal-use software development costs of $9.9 million and $8.1 million, respectively. In 2021, 2020 and 2019, we impaired $0.9 million, $1.1 million and $3.7 million, respectively, of capitalized software developments costs related primarily to internal-use software projects that no longer met our business requirements or were no longer expected to be placed in service.
Note 8. Goodwill
The changes in goodwill for 2021 and 2020 were as follows (in thousands):

Amount
Balance as of December 31, 2019	9,806
Acquisition	1,569
Foreign currency translation	29
Balance as of December 31, 2020	11,404
Acquisition	48,515
Foreign currency translation	(9)
Balance as of December 31, 2021	$59,910
As discussed in Note 4, we acquired Earth Class Mail in November 2021 and Pure in October 2020.

Note 9. Intangible Assets, net
Intangible assets, net, consisted of the following (in thousands):

	As of December 31, 2021
	Remaining Weighted average useful life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5.7	$19,163	$8,470	$10,693
Developed technology	4.8	10,605	5,487	5,118
Trade names	2.3	520	300	220
Total intangible assets		$30,288	$14,257	$16,031

	As of December 31, 2020
	Remaining Weighted average useful life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	2.5	$8,626	$7,949	$677
Developed technology	0.2	5,216	5,085	131
Trade names	0.2	288	281	7
Total intangible assets		$14,130	$13,315	$815
As discussed in Note 4, we acquired Earth Class Mail in November 2021 and Pure in October 2020. In 2021, 2020 and 2019, we recorded amortization expense of $1.0 million, $2.8 million and $4.3 million, respectively.
At December 31, 2021, estimated future intangible assets amortization expense were as follows (in thousands):

For Years Ending December 31,
2022	$3,162
2023	3,006
2024	2,869
2025	2,851
2026	2,670
Thereafter	$1,473
Total future amortization expense	$16,031
Note 10. Long-term Debt
In November 2018, we entered into an amended first lien credit and guaranty agreement, or 2018 Credit Facility, which consisted of a first lien term loan facility, or 2018 Term Loan, with a principal amount of $535.0 million and a 2018 Revolving Facility of $40.0 million, or 2018 Revolving Facility. In July 2021, upon the completion of our IPO, we repaid the then outstanding principal of $521.6 million of our 2018 Term Loan in full. We incurred a loss on debt extinguishment of $7.7 million related to unamortized debt issuance costs. On July 2, 2021, we entered into an amended and restated credit and guaranty agreement, or 2021 Revolving Facility, providing for revolving borrowings of up to $150.0 million with an availability period of five years. Under the 2021 Revolving Facility, we can use up to

$20.0 million in letters of credit as well as borrowings on same-day notice, referred to as swingline loans, in an amount of up to $10.0 million. Additional debt issuance costs of $0.8 million were allocated to the 2021 Revolving Facility.
A reconciliation of the scheduled maturities to the consolidated balance sheets is as follows (in thousands):

As of December 31, 2020
Current portion of 2018 Term Loan	$5,350
Current portion of discount and unamortized debt issuance costs	(2,321)
Total current portion of long-term debt	$3,029
Noncurrent portion of 2018 Term Loan	$518,950
Noncurrent portion of discount and unamortized debt issuance costs	(6,588)
Total long-term debt, net of current portion	$512,362

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
The 2018 Term Loan had a maturity in November 2024 and the 2018 Revolving Facility had a maturity in November 2023. Debt issuance costs of $6.5 million and $0.2 million from the 2018 Term Loan and 2018 Revolving Facility, respectively, were to have been amortized to interest expense over their respective terms.
Our 2018 Credit Facility was guaranteed by substantially all of our material domestic subsidiaries and was secured by substantially all of our and such subsidiaries’ assets, with the exception of our restricted cash equivalent. Under the terms of the 2018 Credit Facility, for our 2018 Revolving Facility, we were required to maintain a Total Net First Lien Leverage Ratio less than 7.9 to 1.0 unless we received written consent.
The 2018 Term Loan contained either a base rate plus an interest drawn spread of 3.5%, or LIBOR plus an interest drawn spread of 4.5%. The average interest rate for 2021, 2020 and 2019 was 4.6%, 5.1% and 6.7%, respectively.
At December 31, 2020, all of our borrowings were related to the 2018 Term Loan. The effective interest rate of the 2018 Term Loan was 5.1%. The thirty-day LIBOR-interest rate was approximately 0.2% as of December 31, 2020. We paid $5.35 million in principal repayments on the 2018 Term Loan in 2020 and 2019.
In March 2020, in response to the World Health Organization’s declaration of COVID-19, we drew down the full $40.0 million available from our 2018 Revolving Facility. The 2018 Revolving Facility was paid in full in May 2020.
We determined that the fair value of our 2018 Term Loan approximated its carrying value as of December 31, 2020. We estimated the fair value of the 2018 Term Loan using Level 2 inputs based on observable trades of our 2018 Term Loan.
The 2021 Revolving Facility contains a number of covenants that, among other things, subject to certain exceptions, restrict our ability and the ability of our restricted subsidiaries to incur additional indebtedness and guarantee indebtedness; create or incur liens; pay dividends and distributions or repurchase capital stock; merge, liquidate and make asset sales; change lines of business; change our fiscal year; incur restrictions on our subsidiaries’ ability to make distributions and create liens; modify our organizational documents; make investments, loans and advances; and enter into certain transactions with affiliates.
The 2021 Revolving Facility requires compliance with a total net first lien leverage ratio of 4.50 to 1.00, or Financial Covenant. The Financial Covenant will be tested at quarter-end only if the total principal amount of all revolving loans, swingline loans and drawn letters of credit that have not been reimbursed exceeds 35% of the total commitments under the 2021 Revolving Facility on the last day of such fiscal quarter.

At December 31, 2021, we had no amounts outstanding under our 2021 Revolving Facility or any outstanding letters of credit. At December 31, 2020, we had no amounts outstanding under our 2018 Revolving Facility or any outstanding letters of credit. We were in compliance with all financial covenants as of December 31, 2021 and 2020 under the respective credit facilities.
Note 11. Derivative Financial Instruments
Interest Rate Swaps
In April 2019, we entered into two interest rate swaps, or initial swaps, to manage cash flow exposure and exposure to interest rate fluctuations under our 2018 Term Loan. The initial swaps would have matured in April 2022. Under the swap agreements, we were required to pay interest at a fixed rate of 2.3% per annum and receive interest at a variable rate indexed to one-month LIBOR. The initial notional amount of each initial swap was $66.0 million.
The initial swaps were accounted for as cash flow hedges as the transactions were executed to hedge our future interest payments.
Due to the impact of COVID-19 and decreases in LIBOR, in March 2020, we entered into two blend-and-extend transactions to modify our initial swaps where the derivative liability of $12.3 million was carried over to the modified swaps, the fixed rate of 2.3% on the initial swaps was modified to a new average fixed interest rate of 1.7% and the maturity date was extended by two years to April 2024. The notional amount of each modified swap was $96.6 million. At the time of modification, the initial swaps were de-designated as cash flow hedges and amounts in other comprehensive income were frozen and were amortized to interest expense over the life of the original hedge relationship. As the modified swaps were considered off-market, they were accounted for as a debt host, and an embedded at-market derivative was bifurcated from the debt host. The at-market portion of the modified swaps were designated as cash flow hedges. The hybrid debt host was accounted for at amortized cost basis and was amortized as we settled our modified swaps over the extended term with related interest recognized in interest expense, net in the accompanying consolidated statements of operations.
At June 30, 2021, the interest rate swap contracts had an aggregate notional amount of $394.2 million, which were designated as cash flow hedges. In July 2021, upon the full repayment of our 2018 Term Loan, our interest rate swaps were discontinued as cash flow hedges and were subsequently extinguished. We paid $13.6 million to extinguish our interest rate swaps and hybrid debt. Upon discontinuance of the interest rate swaps as cash flow hedges, the unrealized losses of $9.2 million for the intervening period were recognized in interest expense, net.
There were no interest rate swaps outstanding as of December 31, 2021.
Interest Rate Cap
In March 2018, we entered into an interest rate cap agreement at a cost of $0.8 million with a three-year term, for an aggregate notional amount of $340.0 million to hedge variability of cash flows in our variable interest payments attributable to fluctuations in LIBOR beyond 3%. The critical terms of the interest rate cap were substantially the same as the underlying term loans. The interest rate cap was accounted for as a cash flow hedge as the transaction was executed to hedge our future interest payments. The interest rate cap expired on March 31, 2021.
Other Derivative Instruments
We also held an interest rate swap, which was used to manage cash flow exposure and exposure to interest rate fluctuations under our previous credit facilities, or 2016 swap. The 2016 swap matured in January 2020. Under the swap agreement, we were required to pay interest at a fixed rate of 1.8% per annum and we received interest at a variable rate indexed to one-month LIBOR. The initial notional amount of the 2016 swap was $18.3 million. The 2016 swap did not qualify for hedge accounting and changes in fair value were recorded in interest expense, net in the accompanying consolidated statements of operations.
Financial Guarantee
In September 2019, we provided a financial guarantee relating to a former executive officer upon their voluntary termination. The executive officer entered into a personal loan with a financial institution for $50.0 million with a three-year term. The personal loan was collateralized by personal assets, an investment portfolio and our common stock owned by the former executive officer. We provided a financial guarantee to the financial institution up to $25.0 million had the former executive officer defaulted or not met certain collateral requirements throughout the term of the personal loan. We deposited $25.0 million into a money market fund with the financial institution, or restricted cash equivalent, to evidence this financial guarantee. Had the former executive officer not met certain collateral requirements or defaulted on the personal loan, the financial institution would have had the ability to use our restricted cash equivalent for any shortfall up to $25.0 million. In that event, we would have had full recourse against the former executive officer to recover the amount retained by the financial institution up to $25.0 million. The personal loan was required to be repaid by the former executive officer prior to our making a public filing with the Securities and Exchange Commission for our IPO, or September 2022, whichever came first. In the event of our IPO, the former executive officer had the option to sell up to $25.0 million of his common stock back to us to pay off the personal loan with the financial institution.
The financial guarantee was accounted for as a derivative at fair value with changes in fair value recorded in other income, net in our consolidated statements of operations. The financial guarantee had a term of three years and matured in September 2022. In June 2021, the financial guarantee was terminated and we recognized a gain of $0.1 million from the cancellation of our financial guarantee derivative in other income (expense), net in the accompanying consolidated statements of operations. The associated restricted cash equivalent of $25.0 million became unrestricted and was reclassified to cash and cash equivalents. The estimated fair value of the financial guarantee liability of $0.1 million as of December 31, 2020 and was estimated using a Monte Carlo simulation model using Level 3 inputs from the fair value hierarchy. The principal assumptions used in the model as of December 31, 2020, were: expected volatility of 63% and risk-free rate of 0.1%. The change in fair value of the financial guarantee in 2020 was $1.8 million.
Derivative financial instruments and hybrid debt consisted of the following (in thousands):

As of December 31, 2020

Interest rate swaps derivative liability, current portion	$2,177

Interest rate swaps	$3,640
Financial guarantee	150
Total derivative liability, net of current portion	$3,790

Hybrid debt, current portion	$2,954
Hybrid debt, net of current portion	$8,152
Current and noncurrent derivative liabilities and hybrid debt are included in accrued expenses and other current liabilities and other liabilities, respectively, in the accompanying consolidated balance sheets.
The impact from losses from our interest rate cap, interest rate swaps, and hybrid debt in our consolidated statements of operations were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Settlement of interest rate swaps	$1,052	$1,103	$208
Amortization of prior hedge effectiveness	3,095	3,481	—
Fair value adjustment of interest rate swap	364	—	128
Amortization of interest rate cap premium	28	194	312
Interest expense on hybrid debt	368	630	—
Discontinuance of interest rate swaps and prior hedge effectiveness	$9,240	$—	$—
Total, recorded in interest expense, net	$14,147	$5,408	$648

Note 12. Commitments and Contingencies
Operating Leases
We conduct operations from certain leased facilities in various locations. At December 31, 2021, we had various non-cancelable operating leases for office space and equipment, which expire between February 2022 and September 2029. Future minimum payments under operating leases are as follows (in thousands):

Operating Leases
Years Ending December 31,
2022	$2,372
2023	1,101
2024	867
2025	550
2026	505
Thereafter	1,033
Total minimum lease payments	$6,428
In 2021, we signed a lease amendment to extend the term of our corporate offices in Glendale, California for an additional 24 months, which expires in July 2024. We recorded rent expense of $3.5 million for 2021, and $3.1 million for both 2020 and 2019, respectively.
Advertising, Media and Other Commitments
We use a variety of media to advertise our services, including search engine marketing, television and radio. At December 31, 2021, we had non-cancelable minimum advertising and media commitments for future advertising spots of $27.0 million, substantially all of which will be paid over a three year period. We also have non-cancelable agreements with various vendors, which require us to pay $32.4 million over a five year period, of which $26.6 million remains to be paid as of December 31, 2021.
Legal Proceedings
We received a demand letter dated April 20, 2020 from service partner Dun & Bradstreet alleging that Dun & Bradstreet had overpaid us for services. The letter alleges these overpayments occurred between 2015 and 2019, amounted to $5.6 million, and were caused by overreporting by us. The parties have continued to negotiate, and no claim has been filed. We deny and will continue to deny all of the allegations and claims asserted by Dun & Bradstreet, including, but not limited to, any allegation that Dun & Bradstreet has suffered any harm or damages. We believe we have meritorious defenses to the claims and will vigorously defend any action. While there is at least a reasonable possibility that a loss may be incurred, we have not recorded any loss or accrual in the accompanying consolidated financial statements at December 31, 2021 for this matter as a loss is not probable.
We initiated arbitration in California on October 28, 2020 against one of our vendors. The demand for arbitration alleged breach of contract and breach of covenant of good faith and fair dealing, and sought declaratory relief and at least $5.6 million in damages. On December 7, 2020, the vendor filed a counterdemand alleging breach of contract and breach of the covenant of good faith and fair dealing, seeking declaratory relief and at least $6.1 million in damages. We replied to the counterdemand on January 19, 2021. The parties reached the terms of a global settlement on August 21, 2021, with ongoing obligations under that agreement relating to the fulfillment of certain services through December 2022. This settlement was not material to our results of operations, cash flows and financial condition.
We were served on February 9, 2021 with a class action complaint, filed in Los Angeles Superior Court and removed to federal court on March 11, 2021, from a Florida resident who claimed to have visited the www.legalzoom.com website. The plaintiff alleges that the website’s use of session replay software was an unlawful interception of electronic communications under the Florida Security Communications Act. The plaintiff sought damages on behalf of the purported class as well as injunctive and declaratory relief. On May 7, 2021, the plaintiff filed a notice of dismissal without prejudice. We are unable to predict the ultimate outcome of this matter. We have not recorded any loss or accrual in the accompanying consolidated financial statements at December 31, 2021 for this matter as a loss is remote.
In July 2021, Legalinc Corporate Services Inc., LegalZoom’s wholly owned subsidiary, or Legalinc, received a citation from the Wyoming Secretary of State of Wyoming regarding Legalinc’s registered agent services in Wyoming. The citation alleges that Legalinc failed to comply with Wyoming’s Registered Offices and Agents Act when carrying out its registered agent business in the state, and assessed an initial $4.1 million penalty and revoked Legalinc’s status as a commercial registered agent in Wyoming. Legalinc has requested a hearing to review the matter and is engaging in negotiations with the State. We are unable to predict the ultimate outcome of this matter. While there is at least a reasonable possibility that a loss may be incurred, we have not recorded any loss or accrual in the accompanying consolidated financial statements at December 31, 2021 for this matter as a loss is not probable. If this matter is not resolved in our favor, the losses arising from the result of a final ruling, hearing or settlements may have a material adverse effect on our results of operations, cash flows and financial condition.
We are involved in inactive state administrative inquiries relating to the unauthorized practice of law or insurance. Because these are inquiries and no claims have been alleged or asserted against us, we cannot predict the outcome of these inquiries or whether these matters will result in litigation or any outcome of potential litigation. All of these inquiries have been inactive for years and we consider the matters closed, so will not include them in future legal proceedings disclosures.
From time to time, we may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. Other than those described above, we are not currently a party to any material legal proceedings, nor are we aware of any pending or threatened litigation that could have a material adverse effect on our results of operations, cash flows, and financial condition, should such litigation be resolved unfavorably.
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
No amounts are accrued or have been paid during any period presented as we believe the fair value of these indemnification obligations is immaterial.
Note 13. Redeemable Convertible Preferred Stock
At December 31, 2021, we are authorized to issue 1,000,000,000 and 100,000,000 shares of common stock and preferred stock, respectively. At December 31, 2020, we were authorized to issue 264,720,000 and 30,512,000 shares of common stock and Series A redeemable convertible preferred stock, or Series A, respectively. Upon the completion of our IPO, 23,081,080 outstanding shares of Series A were converted into 46,162,160 shares of common stock and are no longer issued and outstanding.
The Series A contained the following rights and preferences:
Dividends
The holders of Series A were entitled to receive noncumulative dividends when and if declared by the board of directors. There was no stated dividend rate on the Series A. We could not declare any dividends on any shares of capital stock unless the holders of the Series A then outstanding first receive a dividend on each outstanding share of Series A in an amount at least equal to (i) in the case of a dividend on common stock or any class or series that is convertible into common stock, that dividend per share of Series A as would equal the product of (A) the dividend payable on each share of such class or series determined as if all such shares of such class or series had been converted into common stock and (B) the number of shares of common stock issuable upon conversion of a share of Series A or (ii) in the case of a dividend on any class or series that is not convertible into common stock, at a rate per share of Series A determined by dividing the amount of the dividend payable on each share of such class or series of capital stock by the original issuance price of such class or series of capital stock and multiplying such fraction by an amount equal to $1.50 per share.
Conversion
Each share of Series A was convertible any time, at the option of the holder, into two shares of common stock whereby the initial issuance price of $1.50 per share is divided by the conversion price of $0.75 per share. All shares of Series A would automatically convert upon the earlier of (i) immediately prior to the closing of the sale of shares of common stock to the public at a price of at least $13.10 per share, in a firm commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933 with at least $100.0 million of gross proceeds to us and with respect to which the common stock is listed for trading on either the New York Stock Exchange or the National Association of Securities Dealers Automated Quotations Exchange, or NASDAQ National Market, each a “qualifying initial public offering,” or (ii) a date specified by the vote of the holders of at least a majority of the then outstanding shares of Series A.
Liquidation

In the event of any voluntary or involuntary liquidation, dissolution, or winding up, including a merger or consolidation, as defined as a deemed liquidation event under the Certificate of Incorporation, the assets available for distribution to our stockholders would be distributed among the holders of shares of our Series A and common stock, pro rata based on the number of shares held by each such holder, treating for this purpose all such securities as if they had been converted to our common stock immediately prior to such dissolution, liquidation or winding up.
We presented our Series A outside of stockholders’ deficit in the mezzanine section of the accompanying consolidated balance sheets, as Series A was contingently redeemable in the case of certain events outside of our control, such as a change in control, or CIC, or sale of substantially all of our assets. Our Series A was not redeemable at the option of the holder.
Voting
Each holder of outstanding shares of Series A were entitled to cast the number of votes equal to the number of whole shares of common stock into which the shares of Series A held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter. Holders of Series A will vote together with the holders of common stock as a single class.
As long as there were 10,170,668 shares of Series A outstanding, we would not amend, alter or repeal any provision of the Restated Certificate of Incorporation or our By-laws in a manner that adversely affects the rights, preferences, privileges and other restrictions of the Series A; increase or decrease the number of authorized shares of Series A; authorize or enter into any transaction or series of related transactions (i) for the sale, exclusive license or other disposition of a substantial portion of our assets, (ii) for the acquisition of any equity interests or all or substantially all of the assets of another entity, including by merger, in each case, where the fair market value of the consideration paid or issued by us in connection with the transaction exceeds $100.0 million, (iii) for the merger, consolidation or other reorganization with or into another entity, (iv) for our voluntary dissolution or liquidation, or (v) otherwise constituting a change of control, as defined; authorize, designate, issue or reclassify any equity security senior to or on parity with the Series A, with regard to redemption, liquidation preference, voting rights or dividends; increase the size of the board of directors; pay or declare dividends on, make distributions with respect to, or repurchase any shares of our capital stock; incur any aggregate indebtedness for borrowed money in excess of 2.5 times our trailing 12-month cash EBITDA, as defined; increase the number of shares available for grant under our 2000 Stock Option Plan or 2016 Stock Option Plan or authorize or establish any new plan or arrangement providing for the grant or issuance of shares of common stock, options or convertible securities to directors, employees or our consultants; or issue, or commit to issue, any additional shares of Series A.
Reserve for Unissued Shares of Common Stock
Our policy is to reserve and keep available out of our authorized, unissued shares of common stock such number of shares sufficient to effect the conversion of all outstanding shares of preferred stock plus shares granted and available for grant under our stock option plans.
Note 14. Stock-based Compensation

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
Under the terms of the 2021 Plan, both incentive and nonqualified stock options could be granted with exercise prices not less than the fair market value of our common stock on the date of grant. Options granted pursuant to the 2021 Plan will vest at the rate specified in the stock option agreement. Under the 2021 Plan, if an option holder’s service relationship with us or any of our affiliates ceases for any reason other than disability, death, or cause, the option holder may generally exercise any vested options for a period of three months following the cessation of service. If under our 2021 Plan, shares subject to stock awards expire or terminate without being exercised in full or are paid out in cash rather than in shares, such awards will not reduce the number of shares available for issuance under our 2021 Plan. Shares withheld under a stock award to satisfy the exercise, strike or purchase price of a stock award or to satisfy a tax withholding obligation will not reduce the number of shares available for issuance under our 2021 Plan.
Under the 2021 Plan, RSU awards are granted under RSU award agreements adopted by the administrator. RSU awards may be granted for any form of legal consideration that may be acceptable to our board of directors and permissible under applicable law. A RSU award may be settled by cash, delivery of stock, a combination of cash and stock as deemed appropriate by the administrator, or in any other form of consideration set forth in the RSU award agreement. Additionally, dividend equivalents may be credited in respect of shares covered by a RSU award. Except as otherwise provided in the applicable award agreement, or other written agreement between us and the recipient, RSU awards that have not vested will be forfeited once the participant’s continuous service ends for any reason.
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
Under the 2021 ESPP our employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the stock at the beginning of the offering period or at the end of each applicable purchase period. The 2021 ESPP generally provides for offering periods of six months in duration with purchase periods ending on either May 15 or November 15. Contributions under the 2021 ESPP are limited to a maximum of 15% of an employee’s eligible compensation. ESPP purchases are settled with common stock from the ESPP’s previously-authorized and available pool of shares. The stock-based compensation expense incurred in 2021 was $0.4 million. Our policy is to issue new common stock upon the exercise of stock options.
2016 Stock Option Plan
Prior to the 2021 Plan, we granted stock options under our 2016 Stock Option Plan, or 2016 Plan. At December 31, 2021, there were no shares of common stock available for grant under the 2016 Plan.
Under the terms of the 2016 Plan, both incentive and nonqualified stock options were granted with exercise prices not less than the fair value of the underlying common stock on the date of grant. Options granted pursuant to the 2016 Plan vest over periods of up to five years and expire ten years from the grant date. If a 2016 Plan option expires and is not exercised, such as if an employee does not exercise vested 2016 Plan options within thirty days of termination, then these options would revert back to the 2016 Plan’s option pool.
The exercise price of all options granted was based on the estimated fair market value of our common stock as determined by the board of directors at the date of grant or date of modification.

Stock-based Compensation Expense
We recorded stock-based compensation expense in the following categories in the accompanying consolidated statements of operations and balance sheets (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$1,733	$177	$205
Sales and marketing	15,746	1,122	1,020
Technology and development	38,796	2,703	1,314
General and administrative	56,557	9,719	4,170
Total stock-based compensation expense	112,832	13,721	6,709
Amount capitalized to internal-use software	674	46	98
Total stock-based compensation expense	$113,506	$13,767	$6,807

Stock Options

Stock option activity for the year ended December 31, 2021 is as follows (in thousands, except weighted-average exercise price and remaining contract life):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	15,235	$8.78	8.7	$15,873
Granted	971	28.00
Exercised	(831)	0.65
Cancelled/forfeited	(101)	4.24
Outstanding at December 31, 2021	15,274	$10.47	8.0	$97,094
Vested and expected to vest at December 31, 2021	15,253	$10.48	8.0	$96,889
Exercisable at December 31, 2021	7,074	$8.79	7.6	$51,533
The aggregate intrinsic values in the table above represents the difference, if any, between the fair value per share of our common stock and the option exercise prices multiplied by the number of options at the respective balance sheet dates. The total intrinsic value of stock options exercised in 2021, 2020 and 2019 was $13.5 million, $12.3 million and $10.1 million, respectively. At December 31, 2021, total remaining stock-based compensation expense for unvested awards is $56.1 million, which is expected to be recognized over a weighted-average period of 2.4 years.
The weighted-average grant-date fair value per share of options granted using the Black-Scholes option pricing model for 2021, 2020 and 2019 was $11.78, $4.32 and $4.64, respectively. There was a realized tax benefit of $12.3 million, $14.2 million and $8.7 million for tax deductions from stock options exercised in 2021, 2020 and 2019, respectively. All tax effects related to stock-based compensation have been recorded in our provision for income taxes in the accompanying consolidated statements of operations.
The weighted-average assumptions that were used to calculate the grant-date fair value of our stock option grants using the Black-Scholes option pricing model were as follows:

	Year Ended December 31,
	2021	2020	2019
Expected life (years)	5.4	5.2	5.1
Risk-free interest rate	1.0%	1.1%	1.5%
Expected volatility	46%	45%	44%
Expected dividend yield	—	—	—
In June 2021, we granted 970,970 options to our executive officers that were contingent on the effectiveness of the registration statement of our IPO, which occurred on June 29, 2021, or IPO Options. Because the number of options and exercise price of the IPO Options were based on the IPO price to the public, the grant date for accounting purposes was not established until the effective date of our IPO. As the IPO was a performance condition, no stock-based compensation expense was recognized until our IPO registration statement was declared effective. The related stock-based compensation expense for the year ended December 31, 2021 was $3.2 million and stock-based compensation of $8.2 million will be recognized over a weighted-average requisite service period of approximately 3.6 years.
There were no other options granted in 2021.

Restricted Stock Units
A summary of RSU activity for the year ended December 31, 2021 is as follows (in thousands, except weighted-average grant-date fair value):

	Number of Units	Weighted- Average Grant- Date Fair Value (1)
Unvested at December 31, 2020	2,499	$9.53
Granted	2,276	19.80
Cancelled/forfeited	(315)	12.25
Vested	(883)	18.60
Unvested at December 31, 2021	3,577	$21.52
(1) Includes weighted average grant date and modification date fair values.

The fair value of vested RSUs in 2021, 2020 and 2019, were $18.1 million and $3.4 million and $4.4 million, respectively. Our RSUs consist of time-based RSUs. For the year ended December 31, 2021, 2020 and 2019, total stock-based compensation expense related to RSUs was $38.6 million, $3.7 million and $4.2 million, respectively. At December 31, 2021, total remaining stock-based compensation expense for unvested RSU awards is $55.1 million, which is expected to be recognized over a weighted-average period of 3.1 years. Since the consummation of our IPO, our outstanding RSUs no longer contain performance conditions which impact future vesting. There was a realized tax benefit of $3.5 million, $0.4 million and $0.7 million, for tax deductions from RSU settlements in 2021, 2020 and 2019, respectively.
In June 2021, we granted 388,389 RSUs with a value of $10.9 million to our executive officers that were contingent on the effectiveness of the registration statement of our IPO, or IPO RSUs. As the IPO was a performance condition, no stock-based compensation expense was recognized until our IPO registration statement was declared effective. Stock-based compensation expense for the year ended December 31, 2021 was $3.1 million and stock-based compensation of $7.8 million will be recognized over a weighted-average requisite service period of approximately 3.6 years.
Upon the effectiveness of our IPO and through December 31, 2021, there were 550,091 RSUs that vested. Such shares of common stock were settled until after the lock-up period relating to our IPO that ended in the fourth quarter of 2021.
In 2021, we granted 1,338,028 liquidity event RSUs, or LERSUs, to various employees, which only vest upon the achievement of up to four-years of service and upon the consummation of a CIC event, which included an IPO. If the recipient employee terminates for any reason other than for cause, the employee shall retain any service-vested LERSUs until 6.5 years from the date of grant or the earlier settlement of the service-vested LERSUs upon the consummation of a CIC event. For the LERSUs, recognition of expense does not occur until the consummation of a CIC event and expense is recognized thereafter for any remaining service period, as such events are not considered probable of occurring prior to the CIC event for stock-based compensation purposes.
Upon the effective date of our IPO registration statement on June 29, 2021, we commenced recognition of stock-based compensation for all LERSUs as the CIC performance event and service conditions for vested RSUs were satisfied. Stock-based compensation expense for these LERSUs of $30.9 million was recognized on a graded vesting basis during the year ended December 31, 2021, for the portion of service completed by the employee from the grant date through December 31, 2021.
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
We modified the vesting conditions of 4,477,218 outstanding performance options of certain executive officers and employees so that the performance options do not fully vest immediately upon an IPO. Instead, subject to and contingent upon the effective date of an IPO, the modified performance options for executive officers will vest monthly over a four-year period from their original vesting commencement dates and the modified performance options of certain employees will vest 25% on the first anniversary from the vesting commencement date, and then vest monthly over the remaining service period, subject to continued employment through the applicable vesting dates. As the modified awards contain a performance condition that is satisfied upon an IPO, we remeasured the fair value of the performance options on the date of modification. This new fair value of $76.6 million will be recognized as stock-based compensation expense using the graded vesting method, with an immediate stock-based compensation expense recognized on the effective date of our IPO registration statement for the modified performance options for which the service vesting condition was satisfied on or prior to the effective date of the IPO registration statement, and all remaining compensation expense will be recognized thereafter over the remaining service period. We recognized stock-based compensation expense of $23.3 million from the effective date of our IPO registration statement through June 30, 2021, and we recognized stock-based compensation of $24.1 million during the six months ended December 31, 2021. At December 31, 2021, remaining compensation of $29.2 million will be recognized over a remaining weighted-average service period of 2.5 years.
We modified the vesting conditions of 3,627,936 outstanding 2019 performance options of an executive officer so that in the event of an IPO, the modified 2019 performance options will vest monthly over a four-year period from the original vesting commencement date in 2019, subject to continued employment of the executive officer, rather than vesting upon the fourth anniversary of the original date of grant based on achieving certain stock price thresholds. Incremental stock-based compensation expense as a result of this modification was $11.4 million. Upon our IPO, we recognized stock-based compensation expense for the modified 2019 performance options for which the service vesting condition was satisfied on or prior to the effective date of the IPO registration statement, and all remaining compensation will be recognized thereafter over the remaining service period using the graded vesting method. We recognized stock-based compensation expense of $6.6 million from the effective date of our IPO registration statement through June 30, 2021 and we recognized stock-based compensation of $6.7 million during the six months ended December 31, 2021. At December 31, 2021, remaining compensation expense of $5.9 million will be recognized over a remaining weighted-average service period of 1.8 years.
We modified the vesting conditions of 111,902 outstanding performance RSUs of certain employees so that the modified performance RSUs do not vest immediately upon an IPO. Instead, subject to and contingent upon the effective date of an IPO registration statement, the modified performance RSUs vest 25% on the first anniversary from their respective vesting commencement dates, then monthly over the remaining service period, subject to the continued employment through the applicable vesting dates. As the modified RSUs contain a performance condition that is satisfied upon an IPO, we remeasured the fair value of the performance RSUs on the date of modification. This new fair value of approximately $2.9 million will be recognized as stock-based compensation expense using the graded vesting method, with an immediate stock-based compensation expense recognized on the effective date of our IPO registration statement for the performance RSUs for which the service vesting condition was satisfied on or prior to the effective date of the IPO registration statement, and all remaining compensation will be recognized thereafter over the remaining service period. We recognized stock-based compensation expense of $0.2 million from the effective date of our IPO registration statement through June 30, 2021 and we recognized stock-based compensation of $1.2 million during the six-months ended December 31, 2021. At December 31, 2021, remaining compensation expense of $1.5 million will be recognized over a remaining weighted-average service period of 2.8 years.
We modified the vesting conditions of 1,725,942 outstanding LERSUs and 1,706,888 outstanding time-based options of certain executive officers to amend the severance vesting acceleration benefit applicable for the LERSUs and to remove the CIC event vesting acceleration benefit for the time-based options. There was no incremental stock-based compensation associated with the modification of the time-based options. We remeasured the fair value of the LERSUs on the date of modification and this new fair value of approximately $43.3 million will be recognized using the graded vesting method, with an immediate stock-based compensation expense recognized on the effective date of our IPO registration statement for the modified LERSUs that have satisfied the service-vesting condition on or prior to the effective date of our IPO registration statement, and all remaining compensation will be recognized thereafter over the remaining service period. We recognized stock-based compensation expense of $7.4 million from the effective date of our IPO registration statement through June 30, 2021 and we recognized stock-based compensation of $15.8 million during the six-months ended December 31, 2021. At December 31, 2021, remaining compensation expense of $20.1 million will be recognized over a remaining weighted-average service period of 2.7 years.
During 2021, we modified 63,235 vested options to extend the exercise period for terminated employees who were not able to exercise their options during the IPO lock-up period. We recognized $1.4 million in incremental stock-based compensation related to this modification during the year ended December 31, 2021.

The fair value of the modified 2020 performance options, 2019 performance option, performance RSUs and LERSUs were remeasured using the fair value of our common stock, as approved by the Pricing Committee of our board of directors, which was $25.50 per share, the midpoint of the price range set forth on the cover page of the preliminary prospectus filed with the SEC on June 21, 2021 as part of our registration statement on Form S-1/A.
Note 15. Net (Loss) Income Per Share Attributable to Common Stockholders
The following table shows the computation of basic and diluted net (loss) income per share attributable to common stockholders (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net (loss) income	$(108,664)	$9,896	$7,443
Less: amounts attributable to redeemable convertible preferred stock	—	(2,673)	(2,021)
Net (loss) income attributable to common stockholders—basic	(108,664)	7,223	5,422
Add: undistributed earnings reallocated to common stockholders	—	39	54
Net (loss) income attributable to common stockholders—diluted	$(108,664)	$7,262	$5,476
Denominator:
Weighted-average common stock used in computing net (loss) income per share attributable to common stockholders—basic	161,424	124,709	123,826
Effect of potentially dilutive securities:
Stock options	—	2,444	4,161
Restricted stock units	—	106	559
Weighted-average common stock used in computing net (loss) income per share attributable to common stockholders—diluted	161,424	127,259	128,546
Net (loss) income per share attributable to common stockholders—basic and diluted	$(0.67)	$0.06	$0.04
Net (loss) income per share attributable to common stockholders—diluted	$(0.67)	$0.06	$0.04
The following table presents the number of options, RSUs and restricted stock excluded from the calculation of diluted net (loss) income per share attributable to common stockholders because they are anti-dilutive (in thousands):

	As of December 31,
	2021	2020	2019
Options to purchase common stock	15,274	12,529	7,256
Restricted stock units	3,577	2,235	884
Employee stock purchase plan	96	—	—
Restricted stock	50	100	200
Total	18,997	14,864	8,340

Note 16. Fair Value Measurements
The following tables summarizes our assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	As of December 31, 2021
	Level 1	Level 2	Level 3
Available-for-sale debt securities	$—	$—	$1,122
Money market fund	30,215	—	—
Total assets	$30,215	$—	$1,122
Contingent consideration	—	—	750
Total liabilities	$—	$—	$750

	As of December 31, 2020
	Level 1	Level 2	Level 3
Available-for-sale debt securities	$—	$—	$1,050
Money market fund	5,208	—	—
Restricted money market fund	25,000	—	—
Total assets	$30,208	$—	$1,050
Interest rate swaps and cap	—	5,817	$—
Financial guarantee	—	—	150
Contingent consideration	—	—	1,250
Total liabilities	$—	$5,817	$1,400
There was no change in the fair value of the contingent consideration from our acquisition of Pure for the years ended December 31, 2021 and 2020.
Our available-for-sale debt securities measured using Level 3 inputs have the following activity (in thousands):

	As of December 31,
	2021	2020	2019
Beginning balance	$1,050	$5,528	$3,866
Purchases	—	—	2,013
Change in fair value	72	434	440
Other-than-temporary impairment	—	(4,912)	—
Transfer of other equity security	$—	$—	(791)
Ending balance	$1,122	$1,050	5,528
Our financial guarantee measured using Level 3 inputs has the following activity (in thousands):

	As of December 31,
	2021	2020	2019
Beginning balance	$150	$1,900	$1,900
Change in fair value	—	(1,750)	$—
Gain on cancellation of financial guarantee	(150)	—	$—
Ending balance	$—	$150	$1,900
Note 17. Restructuring
In 2020 and 2019, we incurred $0.6 million and $1.6 million, respectively, in severance costs related to a reduction in headcount in our U.K. workforce. In 2020, we incurred $1.9 million in severance costs related to a reduction in headcount in our U.S. workforce in October, or U.S. restructuring. Restructuring expenses include salary and benefits for the impacted employees and are included in general and administrative expenses in the accompanying consolidated statements of operations.
As part of the severance arrangement for our U.S. restructuring, certain separated employees were eligible to participate in a tender offer transaction and we repurchased 319,257 shares of common stock from employees who were existing stockholders and vested option holders for total consideration of approximately $3.1 million. The repurchased shares were constructively retired.
Note 18. Income Taxes
On March 27, 2020 the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act did not have a material impact on the benefit from for income taxes for the year ended December 31, 2021.
The following are the domestic and foreign components of our (loss) income before income taxes (in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	$(119,195)	$25,272	$19,778
Foreign	(420)	(12,947)	(9,174)
Total (loss) income before income taxes	$(119,615)	$12,325	$10,604
The total income before income taxes above includes (loss) income from our equity method investment of $0.3 million for 2019. There was no (loss) income from equity method investments for 2021 and 2020, respectively.
The details for the (benefit from) provision for income taxes by jurisdiction are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current
Federal	$(194)	$846	$277
State	760	243	700
Foreign	78	15	255
Total current provision	644	1,104	1,232
Deferred
Federal	(9,605)	2,322	2,944
State	(1,990)	(997)	(1,015)
Foreign	—	—	—
Total deferred provision	(11,595)	1,325	1,929
Total (benefit from) provision for income tax	$(10,951)	$2,429	$3,161

The (benefit from) provision for income taxes for December 31, 2021, 2020 and 2019 differed from the amounts computed by applying the U.S. Federal income tax rate of 21% to (loss) income before income taxes as a result of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
(Benefit from) provision for income taxes at statutory rate	$(25,120)	$2,588	$2,227
State income taxes, net of federal benefit	(2,309)	(891)	284
Rate differential on foreign earnings	(68)	(1,217)	1,818
Research and development credits	(887)	(1,340)	(600)
Change in valuation allowance	809	5,011	117
Stock-based compensation	(3,065)	(2,162)	(2,014)
Nondeductible stock-based compensation	18,267	—	—
Unrecognized tax benefits	703	978	563
Non-deductible expenses	287	(52)	820
Other	$432	$(486)	$(54)
Total (benefit from) provision for income taxes	$(10,951)	$2,429	$3,161
The tax effects of temporary differences that give rise to significant portions of our deferred tax assets and liabilities consisted of the following as of December 31, 2021 and 2020, (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets
Deferred revenue	$697	$694
Accrued expenses	5,321	3,746
Stock-based compensation	7,631	3,314
Impairment on investment	1,445	1,445
Net operating loss carryforwards	17,206	12,857
Tax credit carryforwards	12,112	10,462
Interest expense carryforward	10,851	7,679
Capital loss carryforwards	452	—
Derivatives and hedging	—	4,400
Total deferred tax assets	55,715	44,597
Valuation allowance	(14,170)	(12,950)
Net deferred tax assets	41,545	31,647
Deferred tax liabilities
Depreciation and amortization	(10,865)	(6,024)
State taxes	(3,026)	(2,816)
Net deferred tax liabilities	(13,891)	(8,840)
Net deferred tax assets and liabilities	$27,654	$22,807
We evaluated the realizability of net deferred tax assets and determined it is more likely than not that separate state net operating losses, net operating losses from the acquisition of Legalinc, capital loss carryovers from the acquisition of Earth Class Mail, the deferred tax assets for Pulse IP, LLC and Pulse Business, LLC, and foreign deferred tax assets will not be realized based on the available objective evidence and have recorded a valuation allowance on such deferred tax assets.
The following table summarizes the valuation allowance:

	Year Ended December 31,
	2021	2020	2019
Beginning balance	$12,950	$7,816	$7,707
Net increase in current year	1,312	4,646	769
Net (decrease) increase in valuation prior period	(14)	528	(87)
Net decrease in valuation allowance from acquisitions	(78)	(40)	(573)
Ending balance	$14,170	$12,950	$7,816
Net changes in the valuation allowance in the years ended December 31, 2021, 2020, and 2019 include changes recorded through earnings relating to losses primarily from foreign operations and to a lesser extent valuation allowances established relating to acquired businesses.
At December 31, 2021 and 2020, we had federal net operating loss, or NOL, carryforwards of $29.8 million and $11.7 million, respectively, which will begin to expire in 2032. At December 31, 2021, and 2020, we had state NOL carryforwards of $58.8 million and $49.8 million, respectively, which will begin to expire in 2032. At December 31, 2021 and 2020, we had foreign NOL carryforwards of $31.8 million and $32.4 million, respectively, which can be carried forward indefinitely and are not subject to expiration. At December 31, 2021 and 2020, we had federal tax credit carryforwards of $7.6 million and $6.2 million, respectively, which will begin to expire in 2034. At December 31, 2021 and 2020, we had state tax credit carryforwards of $9.6 million and $8.8 million, respectively, which carry forward indefinitely. Our domestic entities may be subject to an annual limitation on the utilization of NOL and credit carryforwards based on changes in ownership as defined by Section 382 of the Internal Revenue Code of 1986. In 2018, we acquired Legalinc and in 2021 we acquired Earth Class Mail. Both were structured as stock acquisitions. Since there was a change in ownership, the acquired NOL carryforwards are subject to an annual Section 382 limitation on the utilization of the NOL carryforwards.
We have had foreign operations since 2013. We have not provided for U.S. income taxes on the undistributed earnings and other outside temporary differences of foreign subsidiaries as they are considered indefinitely reinvested outside the U.S. At December 31, 2021, 2020 and 2019, the amount of temporary differences related to undistributed earnings and other outside temporary differences upon which U.S. income taxes are not material to our consolidated financial statements.
The following table summarizes the changes in unrecognized tax benefits for the years ended December 31, 2021 and 2020 (in thousands):

Gross Unrealized Tax Benefits
Balance at Balance at December 31, 2018	$6,498
Additions for tax positions related to the current year	671
Reductions for tax positions related to prior years	(913)
Balance at December 31, 2019	$6,256
Additions for tax positions related to the current year	916
Additions for tax positions related to prior years	59
Balance at December 31, 2020	$7,231
Additions for tax positions related to the current year	887
Reductions for tax positions related to prior years	(245)
Balance at December 31, 2021	$7,873
If recognized, $7.9 million of unrecognized tax benefits, excluding interest and penalties, would reduce our annual effective tax rate. Due to the uncertain and complex application of tax laws and regulations, it is possible that the ultimate resolution of uncertain positions may result in liabilities that could be materially different from these estimates. In such an event, we will record additional tax expense or benefit in the period in which resolution occurs. Our policy is to recognize interest and penalties related to income tax matters in income tax expense. At December 31, 2021 and 2020, accrued interest and penalties related to income tax positions were not material to our consolidated financial statements. We do not anticipate that unrecognized tax benefits will materially change within the next twelve months.

We are subject to taxation and file income tax returns in the U.S. federal, state, and foreign jurisdictions. The federal income tax return for the years 2018 through 2020 and state income tax returns for the tax years 2008 through 2020 remain open to examination. We are under examination in one state which is not expected to have an impact on our results of operations, cash flows and financial condition.
Note 19. Related Party Transactions
In 2021, 2020 and 2019, we incurred software and software maintenance fees of $0.9 million, $1.0 million and $0.9 million, respectively, from two software vendors controlled by our largest stockholder. Amounts due to these vendors were immaterial as of December 31, 2021 and 2020.
In 2020 and 2019, we paid lead generation payments of $0.8 million and $2.3 million, respectively, to a vendor in which a relative of the chairman of our board of directors is their President. At December 31, 2020 and 2019, amounts due to this vendor were $1.5 million and $0.8 million, respectively. In 2020 and 2019, we received lead generation payments of $0.6 million and $3.6 million, respectively, from this same vendor. There were no such transactions during the year ended December 31, 2021.
Note 20. 401(k) Savings Plan
We have a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Under the 401(k) plan, matching contributions are based upon the amount of the employees’ contributions subject to certain limitations. We contributed $2.3 million, $1.8 million and $1.7 million to the 401(k) plan in 2021, 2020 and 2019, respectively.

Note 21. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive income (loss) consisted of the following:

	Year Ended December 31, 2021
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$(3,014)	$—	$(3,014)
Change during period	936	—	936
Ending balance	$(2,078)	$—	$(2,078)
Available-for-sale debt securities:
Beginning balance	$281	$(36)	$245
Unrealized gains	50	(12)	38
Ending balance	$331	$(48)	$283
Cash flow hedges:
Beginning balance	$(14,708)	$3,650	$(11,058)
Unrealized gain on interest rate swaps and cap	2,897	(1,449)	1,448
Reclassification of losses from interest rate cap to net loss	28	(8)	20
Reclassification of prior hedge effectiveness to net loss	3,076	(781)	2,295
Reclassification to net loss upon extinguishment of interest rate swaps	$8,707	$(1,412)	$7,295
Ending balance	$—	$—	$—
Accumulated other comprehensive loss:
Beginning balance	$(17,441)	$3,614	$(13,827)
Other comprehensive income	15,694	(3,662)	12,032
Ending balance	$(1,747)	$(48)	$(1,795)

	Year Ended December 31, 2020
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$(1,718)	$—	$(1,718)
Change during period	(1,296)	—	(1,296)
Ending balance	$(3,014)	$—	$(3,014)
Available-for-sale debt securities:
Beginning balance	$231	$—	$231
Unrealized gains	144	(36)	108
Loss from impairment	(94)	—	(94)
Ending balance	$281	$(36)	$245
Cash flow hedges:
Beginning balance	$(5,627)	$1,387	$(4,240)
Unrealized losses on interest rate swaps and cap	(12,756)	3,178	(9,578)
Reclassification of losses from interest rate cap to net income	194	(48)	146
Reclassification of prior hedge effectiveness to net income	3,481	(867)	2,614
Ending balance	$(14,708)	$3,650	$(11,058)
Accumulated other comprehensive loss:
Beginning balance	$(7,114)	$1,387	$(5,727)
Other comprehensive loss	(10,327)	2,227	(8,100)
Ending balance	$(17,441)	$3,614	$(13,827)

	Year Ended December 31, 2019
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$789	$—	$789
Change during period	(2,507)	—	(2,507)
Reclassification upon sale of business
Ending balance	$(1,718)	$—	$(1,718)
Available-for-sale debt securities:
Beginning balance	$—	$—	$—
Unrealized gains	565	—	565
Reclassification upon conversion into other equity security	(334)	—	(334)
Ending balance	$231	$—	$231
Cash flow hedges:
Beginning balance	$(393)	$—	$(393)
Unrealized losses on interest rate swaps and cap	(5,234)	1,387	(3,847)
Ending balance	$(5,627)	$1,387	$(4,240)
Accumulated other comprehensive loss:
Beginning balance	$396	$—	$396
Other comprehensive loss	(7,510)	1,387	(6,123)
Ending balance	$(7,114)	$1,387	$(5,727)

Note 22. Subsequent Events
On March 1, 2022, our board of directors approved a share repurchase program authorizing us to repurchase up to $150.0 million of our common stock. Stock repurchases under this program may be made through any manner, including open market transactions, accelerated share repurchase agreements, or privately negotiated transactions with third parties, and in such amounts as management deems appropriate. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our shares of common stock under this authorization. This program does not obligate us to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the discretion of our board of directors.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation because of the material weaknesses in our internal control over financial reporting described below, our principal executive officer and principal financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level.
Material Weaknesses
During the year ended December 31, 2018, we identified three material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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
These material weaknesses resulted in adjustments to our financial statements primarily related to debt extinguishment costs, goodwill, revenue, accounts receivable, foreign exchange expense and deferred revenue, and could result in a misstatement of any account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Remediation Plan
We are designing and implementing a plan to remediate the material weaknesses identified. Our plan includes:
•     hiring additional experienced accounting, financial reporting and internal control personnel and changing roles and responsibilities of our personnel;
•     implementing controls to enhance our review of significant accounting transactions and other new technical accounting and financial reporting issues and preparing and reviewing accounting memoranda addressing these issues; and
•     implementing controls to enable an effective and timely review of account analyses and account reconciliations.
Ongoing remediation efforts
During the year ended December 31, 2021, we have continued to hire additional experienced accounting personnel to supplement the current team, and we plan to provide internal control training programs for all accounting personnel in the forthcoming quarter to strengthen our overall internal controls environment. We have also enhanced our documentation procedures around complex accounting transactions.
During the year ended December 31, 2021, we have also designed and implemented new controls around account reconciliations to specifically address the timely preparation and review, and identification of relevant supporting documentation to be utilized in the performance of any key balance sheet account reconciliation and to develop proper evidence of any such review.
Status of remediation efforts
We believe the remediation steps outlined above will improve the effectiveness of our internal control over financial reporting. However, the material weaknesses will not be considered remediated until a sustained period of time has passed to allow management to test the design and operational effectiveness of the corrective actions. The implementation of these remediation measures will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles and as a result, the timing of when we will be able to fully remediate the material weaknesses is uncertain. Accordingly, we did not remediate these material weaknesses during 2021 and may not do so in 2022. If the steps we take do not remediate the material weaknesses in a timely manner, there could continue to be a reasonable possibility that these control deficiencies or others would result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis. This, in turn, could jeopardize our ability to comply with our reporting obligations, limit our ability to access the capital markets or adversely impact our stock price.
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
Management’s annual report on internal control over financial reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. Additionally, our independent registered public accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.
Changes in internal control over financial reporting
During the quarter ended December 31,2021, we continued to hire experienced accounting personnel as well as formalize policies and procedures into our processes. We also designed controls related to material transactions, including those involving our business combination during the fourth quarter. These fourth quarter remediation activities are changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable

Part III
Item 10. Directors, Executive Officers and Corporate Governance
We maintain a Code of Conduct and Ethics that applies to all employees, including all officers. We also maintain a Board of Directors Code of Ethics that applies to all members of our Board of Directors. Our Code of Conduct and Ethics and Board of Directors Code of Ethics incorporate guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. Our Code of Conduct and Ethics are published on our Investor Relations website at https://investors.legalzoom.com/corporate-governance/documents-charters. We disclose amendments to certain provisions of our Code of Conduct and Ethics and Board of Directors Code of Ethics, or waivers of such provisions granted to executive officers and directors, on this website within four business days.
The other information required by this Item 10 regarding directors is incorporated by reference from the information contained in our Proxy Statement to be filed with the U.S. Securities and Exchange Commission in connection with the solicitation of proxies for our 2022 Annual Meeting of Stockholders, or 2022 Proxy Statement, under the section entitled “Board of Directors and Corporate Governance” Certain information required by this Item 10 regarding executive officers is set forth in Item 1 of Part I of this Report under the heading “Information about our Executive Officers.”
Item 11. Executive Compensation
The information required by this item will be set forth in our Proxy Statement relating to our annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021 under the sections entitled “Executive Officers” and “Executive Compensation Tables and Narrative” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated by reference from the information contained in our 2022 Proxy Statement under the sections entitled “Beneficial Ownership of Securities” and “Certain Relationships and Related Person Transactions”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference from the information contained in our 2022 Proxy Statement under the sections entitled “Certain Relationships and Related Person Transactions” and “Board of Directors and Corporate Governance – Director Independence.”
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 is incorporated by reference from the information contained in our 2022 Proxy Statement under the section entitled “Independent Registered Public Accounting Firm.”

Part IV
Item 15. Exhibits and Financial Statements Schedules
(a) The following documents are filed as a part of this Annual Report on Form 10-K:
(1) Financial Statements Index
See Index to Financial Statements at Item 8 herein.
(2) Financial Statement Schedules
All financial statement schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.
(3) Index to Exhibits
See the exhibits listed below under Part (b).
(b) Exhibits
The exhibits listed below are filed as part of this registration statement.

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of LegalZoom.com, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 2, 2021).
3.2
Amended and Restated Bylaws of LegalZoom.com, Inc. (incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 21, 2021).

4.1
Form of LegalZoom.com, Inc.’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 21, 2021).

4.2
Fourth Amended and Restated Investors’ Rights Agreement, by and among LegalZoom.com, Inc. and certain of its stockholders, dated June 18, 2021 (incorporated by reference to Exhibit 4.2 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 21, 2021).

4.3
Registration Rights Side Letter, by and between LegalZoom.com, Inc. and Bryant Stibel Group, LLC, dated October 2, 2017 (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 4, 2021).

4.4*	Description of our Common Stock
10.1+
2016 Stock Incentive Plan and forms of award agreements (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 4, 2021).

10.2+
2021 Equity Incentive Plan and forms of award agreements (incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 21, 2021).

10.3+
2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 21, 2021).

10.4+
Form of Indemnification Agreement, by and between LegalZoom.com, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 4, 2021).

10.5+
Amended and Restated Employment Agreement, by and between LegalZoom.com, Inc. and Dan Wernikoff, dated June 16, 2021 (incorporated by reference to Exhibit 10.5 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 21, 2021).

10.6+
Amended and Restated Employment Agreement, by and between LegalZoom.com, Inc. and Shrisha Radhakrishna, dated June 16, 2021 (incorporated by reference to Exhibit 10.6 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 21, 2021).

10.7+
Amended and Restated Employment Agreement, by and between LegalZoom.com, Inc. and Noel B. Watson, dated June 16, 2021 (incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 21, 2021).

10.8+
Amendment to Employment Agreement, by and between LegalZoom.com, Inc. and Shrisha Radhakrishna, dated October 26, 2021 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2021).

10.9*+	Amendment to Employment Agreement, by and between LegalZoom.com, Inc. and Noel Watson dated March 12, 2022.
10.10*+	Second Amendment to Employment Agreement, by and between LegalZoom.com, Inc. and Shrisha Radhakrishna, dated March 11, 2022.
10.13+
Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.13 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 21, 2021).

10.15
Office Lease by and between LegalZoom.com, Inc. and Legacy Partners II Glendale N Brand, LLC, effective August  26, 2010, as amended (incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 4, 2021).

10.16
Director Nomination Agreement, by and between LegalZoom.com, Inc. and certain of its stockholders dated June 18, 2021 (incorporated by reference to Exhibit 10.16 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 21, 2021).

10.17
Common Stock Purchase Agreement, by and between LegalZoom.com, Inc. and entities affiliated with TCV, dated June 18, 2021 (incorporated by reference to Exhibit 10.17 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 21, 2021)..

10.18
Amended and Restated Credit and Guaranty Agreement, by and between LegalZoom.com, Inc., the other parties thereto and JPMorgan Chase Bank N.A., as administrative agent, dated July 2, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2021).

21.1	Subsidiaries of LegalZoom.com, Inc.
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
24.1	Power of Attorney (included on the signature page to this registration statement).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 were formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statement of Stockholders’ Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
______________
*    Filed herewith.
+    Indicates a management contract or compensatory plan.
(b) Financial Statement Schedules
All financial statement schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.
Item 16. Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LegalZoom.Com, Inc.

By:	/s/ Dan Wernikoff
Dan Wernikoff
Chief Executive Officer
KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Dan Wernikoff, Noel Watson and Nicole Miller, and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to execute any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dan Wernikoff	Chief Executive Officer and Director	March 24, 2022
Dan Wernikoff	(Principal Executive Officer)

/s/ Noel Watson	Chief Financial Officer	March 24, 2022
Noel Watson	(Principal Financial and Accounting Officer)

/s/ Dipanjan Deb	Director	March 24, 2022
Dipanjan Deb

/s/ Khai Ha	Director	March 24, 2022
Khai Ha

/s/ John Murphy	Director	March 24, 2022
John Murphy

/s/ Dipan Patel	Director	March 24, 2022
Dipan Patel

/s/ Brian Ruder	Director	March 24, 2022
Brian Ruder

/s/ Jeffrey Stibel	Director	March 24, 2022
Jeffrey Stibel

/s/ Christine Wang	Director	March 24, 2022
Christine Wang

/s/ Elizabeth Hamren	Director	March 24, 2022
Elizabeth Hamren

/s/ Sivan Whiteley	Director	March 24, 2022
Sivan Whiteley