Form 10-Q
period 2022-03-31
LEGALZOOM.COM, INC.
filed 2022-05-16
CIK 1286139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended March 31, 2022
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No  ☒
As of May 9, 2022, the registrant had outstanding 198,095,857 shares of common stock, $0.001 par value per share, outstanding.

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
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2022 and others discussed in this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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
Note Regarding Third-Party Information
This Quarterly Report on Form 10-Q includes market data and certain other statistical information and estimates that are based on reports and other publications from industry analysts, market research firms, and other independent sources, as well as management's own good faith estimates and analyses. We believe these third-party reports to be reputable, but have not independently verified the underlying data sources, methodologies, or assumptions. The reports and other publications referenced are generally available to the public and were not commissioned by LegalZoom.com, Inc. Information that is based on estimates, forecasts, projections, market research, or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances reflected in this information.

Part I
Item 1. Condensed Consolidated Financial Statements (Unaudited)
LegalZoom.com, Inc.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par values)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$247,504	$239,297
Accounts receivable, net	12,784	10,635
Prepaid expenses and other current assets	23,172	16,589
Total current assets	283,460	266,521
Property and equipment, net	47,769	47,013
Goodwill	59,994	59,910
Intangible assets, net	15,361	16,031
Operating lease right-of-use assets	5,292	—
Deferred income taxes	24,849	27,653
Available-for-sale debt securities	1,182	1,122
Other assets	13,157	12,765
Total assets	$451,064	$431,015
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$31,747	$31,788
Accrued expenses and other current liabilities	56,509	50,817
Deferred revenue	163,729	146,364
Operating lease liabilities	1,607	—
Total current liabilities	253,592	228,969
Operating lease liabilities, non current	3,505	—
Deferred revenue	1,283	1,554
Other liabilities	2,833	2,941
Total liabilities	261,213	233,464
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000 shares authorized at March 31, 2022, none issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 1,000,000 shares authorized; 198,599 shares and 198,084 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	198	198
Additional paid-in capital	969,731	947,160
Accumulated deficit	(779,723)	(748,012)
Accumulated other comprehensive loss	(355)	(1,795)
Total stockholders’ equity	189,851	197,551
Total liabilities and stockholders’ equity	$451,064	$431,015
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue	$154,209	$134,632
Cost of revenue	55,940	43,960
Gross profit	98,269	90,672
Operating expenses:
Sales and marketing	76,874	71,361
Technology and development	17,959	10,499
General and administrative	29,488	13,165
Total operating expenses	124,321	95,025
Loss from operations	(26,052)	(4,353)
Interest expense, net	(53)	(8,654)
Other (expense) income, net	(1,544)	248
Loss before income taxes	(27,649)	(12,759)
Provision for (benefit from) income taxes	2,960	(2,936)
Net loss	$(30,609)	$(9,823)
Net loss attributable to common stockholders—basic and diluted	$(30,609)	$(9,823)
Net loss per share attributable to common stockholders—basic and diluted:	$(0.15)	$(0.08)
Weighted-average shares used to compute net loss per share attributable to common stockholders—basic and diluted:	198,265	125,065
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(In thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(30,609)	$(9,823)
Other comprehensive income, net of tax:
Change in foreign currency translation adjustments	1,402	(147)
Change in available-for-sale debt securities:
Unrealized gains	38	13
Total change in available-for-sale debt securities	38	13
Change in unrealized gain on cash flow hedges:
Unrealized gain on interest rate cap and swaps	—	2,081
Reclassification of prior hedge effectiveness and losses from interest rate cap to net loss	—	1,017
Total net changes in cash flow hedges	—	3,098
Total other comprehensive income	1,440	2,964
Total comprehensive loss	$(29,169)	$(6,859)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	198,084	$198	$947,160	$(748,012)	$(1,795)	$197,551
Issuance of common stock upon exercise of stock options	202	—	225	—	—	225
Issuance of common stock upon vesting of restricted stock awards	392	—	—	—	—	—
Stock-based compensation	—	—	22,346	—	—	22,346
Repurchased common stock	(79)	—	—	(1,102)	—	(1,102)
Other comprehensive income	—	—	—	—	1,440	1,440
Net loss	—	—	—	(30,609)	—	(30,609)
Balance at March 31, 2022	198,599	$198	$969,731	$(779,723)	$(355)	$189,851

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	23,081	$70,906	125,037	$126	$102,417	$(639,348)	$(13,827)	$(550,632)
Issuance of common stock upon exercise of stock options	—	—	244	—	151	—	—	151
Issuance of common stock upon vesting of restricted stock awards	—	—	27	—	—	—	—	—
Shares surrendered for settlement of minimum statutory tax withholdings	—	—	(9)	—	(100)	—	—	(100)
Stock-based compensation	—	—	—	—	3,799	—	—	3,799
Net issuance and repayments of full recourse notes receivable	—	—	—	—	44	—	—	44
Special dividends	—	—	—	—	(23)	—	—	(23)
Other comprehensive gain	—	—	—	—	—	—	2,964	2,964
Net loss	—	—	—	—	—	(9,823)	—	(9,823)
Balance at March 31, 2021	23,081	$70,906	125,299	$126	$106,288	$(649,171)	$(10,863)	$(553,620)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(30,609)	$(9,823)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,394	4,166
Amortization of right-of-use asset	378	—
Amortization of debt issuance costs	56	634
Amortization of prior hedge effectiveness	—	1,328
Impairment of other equity securities	170	—
Stock-based compensation	21,865	3,786
Deferred income taxes	2,791	(3,259)
Change in fair value of financial guarantee	—	(75)
Change in fair value of derivative instruments	—	28
Unrealized foreign exchange loss (gain)	1,379	(107)
Other	—	4
Changes in operating assets and liabilities:
Accounts receivable	(2,150)	(2,156)
Prepaid expenses and other current assets	(6,706)	(1,344)
Other assets	(811)	(215)
Accounts payable	(117)	6,026
Accrued expenses and other liabilities	5,675	14,062
Operating lease liabilities	(770)	—
Income tax payable	7	(1)
Deferred revenue	17,185	18,361
Net cash provided by operating activities	13,737	31,415
Cash flows from investing activities
Proceeds from acquisition working capital adjustment	304	—
Purchase of property and equipment	(4,911)	(2,911)
Net cash used in investing activities	(4,607)	(2,911)
Cash flows from financing activities
Repayment of capital lease obligations	(4)	(8)
Repayment of 2018 Term Loan	—	(1,337)
Repayment of hybrid debt	—	(546)
Repurchase of common stock	(1,094)	—
Deferred offering costs	—	(8)
Payment of special dividends	—	(25)
Repurchases of common stock for tax withholding obligations	(11)	(100)
Proceeds from issuance of stock under employee stock plans	237	190
Net cash used in financing activities	(872)	(1,834)
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalent	(51)	35
Net increase in cash, cash equivalents and restricted cash equivalent	8,207	26,705
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows (continued)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash, cash equivalents and restricted cash equivalent, at beginning of the period	239,297	139,470
Cash, cash equivalents and restricted cash equivalent, at end of the period	$247,504	$166,175

Reconciliation of cash, cash equivalents, and restricted cash equivalent reported in the consolidated balance sheets
Cash and cash equivalents	$247,504	$141,175
Restricted cash equivalent	—	25,000
Total cash, cash equivalents, and restricted cash equivalent shown in the consolidated statements of cash flows	$247,504	$166,175
Non-cash investing and financing activities
Purchase of property and equipment included in accounts payable and accrued expenses and other current liabilities	764	1,009
Change in fair value of hedged interest rate swaps and interest rate cap	—	(2,771)
Capitalized stock-based compensation	481	13
Deferred offering costs included in accounts payable and accrued expenses and other current liabilities	—	1,288
Right-of-use assets under operating leases	5,670	—
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
Note 2. Summary of Significant Accounting Policies
A summary of the significant accounting policies we follow in the preparation of the accompanying unaudited condensed consolidated financial statements is set forth below.
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America, or GAAP. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2021 and the related notes thereto. The December 31, 2021 condensed consolidated balance sheet was derived from our audited consolidated financial statements as of that date. Our unaudited condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the unaudited condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. There have been no significant changes in accounting policies during the three months ended March 31, 2022 from those disclosed in the annual consolidated financial statements for the year ended December 31, 2021 and the related notes, except as noted below in the Recently Adopted Accounting Pronouncements.
The operating results for the three months ended March 31, 2022 are not necessarily indicative of the results expected for the full year ending December 31, 2022.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent liabilities in the unaudited condensed consolidated financial statements and accompanying notes. Estimates are used for, however not limited to, revenue recognition, sales allowances and credit reserves, available-for-sale debt securities, valuation of long-lived assets and goodwill, income taxes, commitments and contingencies, valuation of assets and liabilities acquired in business combinations and stock-based compensation. Actual results could differ materially from those estimates.
The extent to which COVID-19 continues to impact our business and financial results will depend on numerous continuously evolving factors including, but not limited to, the magnitude and duration of COVID-19, including resurgences; the impact on our employees; the extent to which it will impact worldwide macroeconomic conditions, including interest rates, employment rates, and health insurance coverage; the speed and degree of the anticipated recovery, as well as variability in such recovery across different geographies, industries, and markets; and governmental and business reactions to the pandemic. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of COVID-19 as of March 31, 2022 and through the date of the issuance of these unaudited condensed consolidated financial statements. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts, sales allowances, and the carrying value of goodwill and other long-lived assets. While there was not a material impact as a result of COVID-19 on our unaudited condensed consolidated financial statements at and for the three months ended March 31, 2022, our future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to our consolidated financial statements in future reporting periods.
Significant accounting policies
The Company’s significant accounting policies are detailed in "Note 2: Summary of Significant Accounting Policies" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. On January 1, 2022, the Company adopted Accounting Standards Codification No. 842, Leases, with application to leases that existed as of the adoption date.
Segment and Geographic Information
Our Chief Executive Officer, as the Chief Operating Decision Maker, or CODM, organizes our company, manages resource allocations, and measures performance on the basis of one operating segment.
Revenue outside of the U.S., based on the location of the customer, represented less than 1% of our unaudited consolidated revenue for the three months ended March 31, 2022 and 2021, respectively. Our property and equipment located outside of the U.S. was less than 1% of our consolidated property and equipment as of March 31, 2022 and December 31, 2021.
Foreign Currency
The British Pound Sterling is the functional currency for our foreign subsidiaries. The financial statements of these foreign subsidiaries are translated to U.S. Dollars using period-end rates of exchange for assets and liabilities, historical rates of exchange for equity, and average rates of exchange for the period for revenue and expenses. Translation gains and losses are recorded in accumulated other comprehensive loss as a component of our unaudited consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit). We recognized foreign currency transaction losses of $1.4 million and gains of $0.1 million during the three months ended March 31, 2022 and 2021, respectively.
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
Due to a large and diverse customer base, no individual customer represented more than 1% of total revenue in three months ended March 31, 2022 and 2021. At March 31, 2022 and December 31, 2021, there were no customers with an outstanding balance of 10% or more of our accounts receivable balance.
Leases
Financial information related to periods prior to adoption will be as originally reported under the Financial Accounting Standards Board, or FASB, Accounting Standard Codification, or, ASC 840, Leases. On January 1, 2022 we recorded operating lease right-of-use, or ROU assets of $5.7 million and operating lease liabilities of $5.9 million. The difference between the leased assets and lease liabilities represents the existing deferred rent liabilities balance at adoption, resulting from historical straight-line recognition of operating leases, which was reclassified upon adoption to reduce the measurement of the leased assets. The adoption of the standard did not have a material impact on our stockholders’ equity, results of operations, or cash flows.

The new standard provides several optional practical expedients in transition. We elected the package of practical expedients permitted under the transition guidance, which eliminates the requirement to reassess whether a contract contains a lease and lease classification.
We have also made accounting policy elections, including a short-term lease exception policy, permitting us to not apply the recognition requirements of this standard to short-term leases, which are leases with expected terms of 12 months or less, and an accounting policy to account for lease and certain non-lease components as a single component for certain classes of assets. Additionally, the Company used the portfolio approach when applying the discount rate selected based on the dollar amount and term of the obligation.
We determined whether an arrangement is a lease, or contains a lease, at inception if we are both able to identify an asset and can conclude we have the right to control the identified asset for a period of time. Leases are included in operating lease ROU assets and operating lease liabilities in the accompanying unaudited condensed consolidated balance sheets. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheet.
ROU assets represent our right to control an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use its incremental borrowing rate based on the information available at commencement date in determining the discount rate used to present value lease payments. We used the incremental borrowing rate on January 1, 2022 for operating leases that commenced on or prior to that date. The incremental borrowing rate used is estimated based on what we would be required to pay for a collateralized loan over a similar term. Our leases typically do not include any residual value guarantees, bargain purchase options, or asset retirement obligations.
Our lease terms are only for periods in which we have enforceable rights. A lease is no longer enforceable when both the lessee and the lessor each have the right to terminate the lease without permission from the other party with no more than an insignificant penalty. Our lease terms are impacted by options to extend or terminate the lease when it is reasonably certain that we will exercise that option. We generally use the base, non-cancelable lease term when determining the lease assets and liabilities.
Our agreements may contain variable lease payments. We include variable lease payments that depend on an index or a rate and exclude those which depend on facts or circumstances occurring after the commencement date, other than the passage of time.
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

Revenue from our transaction, subscription and partner revenue is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Transaction	$64,084	$61,388
Subscription	84,387	65,493
Partner	5,738	7,751
Total revenue	$154,209	$134,632
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
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of ROU assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We adopted this guidance effective January 1, 2022. Refer to Note 7 for further details.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) — Facilitation of the Effects of Reference Rate Reform on Financial Reporting, or Topic 848, that provides optional relief to applying reference rate reform to contracts, hedging relationships, and other transactions that reference the LIBOR, which has been discontinued as of the end of 2021. Also, in January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848) — Scope, to clarify that cash flow hedges are eligible for certain optional expedients and exceptions for the application of subsequent assessment methods to assume perfect effectiveness as previously presented in ASU 2020-04. Topic 848 is effective immediately and may be applied through December 31, 2022. We have adopted the provisions of Topic 848 and the adoption did not have a material impact to our unaudited condensed consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit losses: Measurement of Credit Losses on Financial Instruments (Topic 326), or Topic 326, which revises the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses on financial instruments, including, but not limited to, available-for-sale debt securities and accounts receivable. Based upon our current filing status, Topic 326 is effective for our annual reporting period beginning on January 1, 2023. We are currently evaluating the impact of the adoption of Topic 326 on our consolidated financial statements.
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

Note 3. Other Financial Statement Information
Accounts Receivable
Changes in the allowance consisted of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Beginning balance	$4,060	$5,256
Add: amounts recognized as a reduction of revenue	1,722	1,582
Add: bad debt expense recognized in general and administrative expense	72	15
Less: write-offs, net of recoveries	(2,221)	(2,144)
Ending balance	$3,633	$4,709
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
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Prepaid expenses	$15,409	$10,968
Deferred cost of revenue	3,702	1,819
Capitalized cloud computing development costs	1,080	867
Other current assets	2,981	2,935
Total prepaid expenses and other current assets	$23,172	$16,589
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued payroll and related expenses	$16,316	$21,858
Accrued vendor payables	19,729	18,239
Accrued advertising	10,157	426
Sales allowances	4,771	4,862
Accrued sales, use and business taxes	2,725	2,678
Other	2,811	2,754
Total accrued expenses and other current liabilities	$56,509	$50,817

Depreciation and Amortization
Depreciation and amortization expense of our property and equipment, including capitalized internal-use software, and intangible assets consisted of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$2,070	$1,678
Sales and marketing	1,875	1,475
Technology and development	726	587
General and administrative	723	426
Total depreciation and amortization expense	$5,394	$4,166
Deferred revenue
Deferred revenue as of March 31, 2022 and December 31, 2021 was $165.0 million and $147.9 million, respectively. Revenue recognized in the three months ended March 31, 2022 and 2021 that was included in deferred revenue at the beginning of the year was $81.9 million and $69.7 million, respectively.
We have omitted disclosure on the transaction price allocated to remaining performance obligations and estimated timing of revenue recognition as our contracts with customers that have a duration of more than one year are immaterial.
Note 4. Acquisitions
Earth Class Mail, Inc.
In November 2021, we acquired all of the outstanding equity interests in Earth Class Mail, Inc., or Earth Class Mail, a company that provides virtual mailbox solutions for small businesses, in line with our strategy to scale our existing business through building in-house adjacencies. The total cash paid was $61.2 million, inclusive of a working capital adjustment of $0.3 million. Intangible assets acquired from Earth Class Mail included customer relationships of $10.6 million, developed technology of $5.4 million and trade names of $0.2 million, which are being amortized over their estimated useful life using the straight-line method. Goodwill of $48.6 million arising from the acquisition consists largely of the assembled workforce and synergies expected from combining Earth Class Mail into our operations.
The revenue and earnings of the acquired business have been included in our results since the acquisition date and are not material to the condensed consolidated financial results.
The purchase accounting for the Earth Class Mail acquisition remains incomplete with respect to acquired intangible assets as management continues to gather and evaluate information about circumstances that existed as of the acquisition date. Measurement period adjustments, will be recognized in the reporting period in which the adjustment amounts are determined within 12 months from the acquisition date.
Note 5. Long-term Debt
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
The interest rate applicable to the 2021 Revolving Facility is, at our option, at a rate equal to the greatest of (i) the administrative agent’s prime rate (ii) the federal funds effective rate plus 1/2 of 1.0% or (iii) one month LIBOR (subject to a 1.00% floor), plus 1.00% or LIBOR (subject to a 0.00% floor) plus 2.00%. The interest rate margins under the 2021 Revolving Facility are subject to a reduction of 0.25% and a further reduction of 0.25% upon achieving total net first lien leverage ratios of 3.50 to 1.00 and 2.50 to 1.00, respectively. We are required to pay a commitment fee in respect of unutilized commitments under the 2021 Revolving Facility. The commitment fee is, initially, 0.35% per annum. The commitment fee is subject to a reduction of 0.10% if the total net first lien leverage ratio does not exceed 3.50 to 1.00. We are also required to pay customary letter of credit fees and agency fees. We have the option to voluntarily repay outstanding loans under the 2021 Revolving Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. There is no scheduled amortization under the 2021 Revolving Facility. Any principal amount outstanding is due and payable in full at maturity, five years from the closing date of the 2021 Revolving Facility. Obligations under the 2021 Revolving Facility are guaranteed by our existing and future direct and indirect material wholly-owned domestic subsidiaries, subject to certain exceptions.
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
At March 31, 2022, and December 31, 2021, we had no amounts outstanding under our 2021 Revolving Facility or any outstanding letters of credit and were in compliance with all financial covenants.
Note 6. Derivative Financial Instruments
~~I~~nterest Rate Swaps
At March 31, 2021, we held interest rate swap contracts with an aggregate notional amount of $394.2 million, which were designated as cash flow hedges. In July 2021, upon the full repayment of our 2018 Term Loan, our interest rate swaps were discontinued as cash flow hedges and were subsequently extinguished.
Financial Guarantee
In June 2021, our financial guarantee of the personal loan of a former executive officer was waived prior to our IPO. The associated restricted cash equivalent of $25.0 million became unrestricted and was reclassified to cash and cash equivalents. The change in fair value of our financial guarantee was not material to our unaudited condensed consolidated financial statements for the three months ended March 31, 2021.
Note 7. Commitments and Contingencies
Operating Leases
We conduct operations from certain leased facilities in various locations. At March 31, 2022, we had various non-cancelable operating leases for office space and equipment, which expire between June 30, 2022 and September 30, 2029, which represent the non-cancellable periods of the leases and include extension options that we determined are reasonably certain to be exercised. We exclude extension options that are not reasonably certain to be exercised from our lease terms. Our lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms. We often receive customary incentives from our landlords, such as reimbursements for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for these leases.
Operating lease right-of-use assets and liabilities on our condensed consolidated balance sheets represent the present value of our remaining lease payments over the remaining lease terms. We do not allocate lease payments to non-lease components. We use our incremental borrowing rate to calculate the present value of our lease payments, as the implicit rates in our leases are not readily determinable.

At March 31, 2022, the maturities of our remaining operating lease liabilities were as follows (in thousands, except years and percentages):

March 31, 2022

2022	$1,485
2023	1,099
2024	864
2025	548
2026	503
Thereafter	1,024
Total minimum lease payments	$5,523
Less: Effects of discounting	411
Present value of lease liabilities under ASC 842	$5,112
Less: current portion	$1,607
Long-term lease liabilities	$3,505
Weighted-average remaining lease term	4.9 years
Weighted-average incremental borrowing rate	3.25%
The component of our lease costs included in our unaudited condensed consolidated statements of income for the three month ended March 31, 2022, were as follows (in thousands):

Lease cost
Operating lease cost	$415
Other variable cost	115
Net lease cost	$530
At March 31, 2022, we had lease agreements with commencement dates beginning on or after April 1, 2022. The total future aggregate minimum lease payments for such lease agreements calculated under ASC 842 were as follows (in thousands):

Operating Leases

2022	$462
2023	1,220
2024	1,064
2025	857
2026	882
Thereafter	2,645
Total minimum lease payments	$7,130
Less: Effects of discounting	742
Present value of lease liabilities under ASC 842	$6,388

Total future aggregate minimum lease payments calculated under ASC 840 as of December 31, 2021 were as follows (in thousands):

Operating Leases

2022	$2,372
2023	1,101
2024	867
2025	550
2026	505
Thereafter	1,033
Total minimum lease payments under ASC 840	$6,428
Advertising, Media and Other Commitments
We use a variety of media to advertise our services, including search engine marketing, television and radio. At March 31, 2022, we had non-cancelable minimum advertising and media commitments for future advertising spots of $21.3 million, substantially all of which will be paid over a three year period. We also have non-cancelable agreements with various vendors, which require us to pay $52.5 million over a four year period, of which $41.8 million remains to be paid as of March 31, 2022.
Legal Proceedings
We received a demand letter dated April 20, 2020 from service partner Dun & Bradstreet alleging that Dun & Bradstreet had overpaid us for services. The letter alleges these overpayments occurred between 2015 and 2019, amounted to $5.6 million, and were caused by overreporting by us. The parties have continued to negotiate, and no claim has been filed. We deny and will continue to deny all of the allegations and claims asserted by Dun & Bradstreet, including, but not limited to, any allegation that Dun & Bradstreet has suffered any harm or damages. We believe we have meritorious defenses to the claims and will vigorously defend any action. While there is at least a reasonable possibility that a loss may be incurred, we have not recorded any loss or accrual in the accompanying unaudited condensed consolidated financial statements at March 31, 2022 for this matter as a loss is not probable.
In July 2021, Legalinc Corporate Services Inc., LegalZoom’s wholly owned subsidiary, or Legalinc, received a citation from the Wyoming Secretary of State of Wyoming regarding Legalinc’s registered agent services in Wyoming. The citation alleges that Legalinc failed to comply with Wyoming’s Registered Offices and Agents Act when carrying out its registered agent business in the state, and assessed an initial $4.1 million penalty and revoked Legalinc’s status as a commercial registered agent in Wyoming. Legalinc has requested a hearing to review the matter and is engaging in negotiations with the State. We are unable to predict the ultimate outcome of this matter. While there is at least a reasonable possibility that a loss may be incurred, we have not recorded any loss or accrual in the accompanying unaudited condensed consolidated financial statements at March 31, 2022 for this matter as a loss is not probable. If this matter is not resolved in our favor, the losses arising from the result of a final ruling, hearing or settlements may have a material adverse effect on our results of operations, cash flows and financial condition.
From time to time, we may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. Other than those described above and in our Annual Report on Form 10-K, we are not currently a party to any material legal proceedings, nor are we aware of any pending or threatened litigation that could have a material adverse effect on our results of operations, cash flows, and financial condition, should such litigation be resolved unfavorably.
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
No amounts have been accrued or have been paid during any period presented as we believe the fair value of these indemnification obligations is immaterial.

Note 8. Stockholder’s Equity
Share Repurchase Program
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
During the three months ended March 31, 2022, we entered into a Rule 10b5-1 plan and repurchased a total of 78,687 shares of our common stock through open market purchases at an average per share price of $14.0 for a total repurchase of $1.1 million including broker commission. The repurchases were recorded as a reduction to stockholders' equity. We have made additional repurchases under the share repurchase program subsequent to the three months ended March 31, 2022 of 591,982 share of our common stock through open market purchases, amounting to $8.1 million, as of the date of filing.
Note 9. Stock-based Compensation
Stock-based Compensation Expense
We recorded stock-based compensation expense in the following categories in the accompanying unaudited condensed consolidated statements of operations and balance sheets (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$277	$59
Sales and marketing	3,125	207
Technology and development	4,298	526
General and administrative	14,165	3,150
Total stock-based compensation expense	21,865	3,942
Amount capitalized to internal-use software	481	13
Total stock-based compensation expense	$22,346	$3,955

The change in compensation expense is due to certain award modifications in connection with our IPO in 2021 as described in “Modification of Stock-Based Compensation Awards” below.
Stock Options

Stock option activity for the three months ended March 31, 2022 is as follows (in thousands, except weighted-average exercise price and remaining contract life):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	15,274	$10.47	8.0	$97,094
Granted	2,766	14.15
Exercised	(203)	1.15
Cancelled/forfeited	(6)	1.04
Outstanding at March 31, 2022	17,831	$11.15	8.1	$66,773
Vested and expected to vest at March 31, 2022	17,821	$11.15	8.1	$66,704
Exercisable at March 31, 2022	7,724	$9.09	7.5	$39,034
At March 31, 2022, total unrecognized stock-based compensation expense is $62.2 million, which is expected to be recognized over a weighted-average period of 2.7 years.
In March 2022, we granted 2,765,901 service-based options with a value of $18.3 million to our executive officers. The related stock-based compensation expense for the three months ended March 31, 2022 was $0.1 million, and the remaining stock-based compensation of $18.2 million will be recognized over a weighted-average requisite service period of approximately 3.9 years. There was a realized tax benefit of $1.9 million and $2.3 million for tax deductions from stock options exercised during the three months ended March 31, 2022 and 2021, respectively.
We did not grant stock options during the three months ended March 31, 2021. The weighted-average assumptions that were used to calculate the grant-date fair value of our stock option grants using the Black-Scholes option pricing model were as follows:

Three Months Ended March 31, 2022
Expected life (years)	5.6
Risk-free interest rate	2.6%
Expected volatility	47.6%
Expected dividend yield	—
In June 2021, we granted 970,970 options to our executive officers that were contingent on the effectiveness of the registration statement of our IPO, which occurred on June 29, 2021, or IPO Options. Because the number of options and exercise price of the IPO Options were based on the IPO price to the public, the grant date for accounting purposes was not established until the effective date of our IPO. As the IPO was a performance condition, no stock-based compensation expense was recognized until our IPO registration statement was declared effective. The related stock-based compensation expense for the three months ended March 31, 2022 was $1.4 million and the remaining stock-based compensation of $6.8 million will be recognized over a weighted-average requisite service period of approximately 3.4 years.

Restricted Stock Units
Restricted stock unit, or RSU, activity for the three months ended March 31, 2022 is as follows (in thousands, except weighted-average grant-date fair value):

	Number of Units	Weighted- Average Grant- Date Fair Value
Unvested at December 31, 2021	3,577	$21.52
Granted	4,910	14.15
Cancelled/forfeited	(131)	13.35
Vested	(398)	17.87
Unvested at March 31, 2022	7,958	$17.29

The fair value of vested RSUs for the three months ended March 31, 2022 and 2021, were $6.3 million and $0.4 million, respectively. Our RSUs consist of time-based RSUs. For the three months ended March 31, 2022 and 2021, total stock-based compensation expense related to RSUs was $9.8 million and $0.5 million, respectively. At March 31, 2022, total remaining stock-based compensation expense for unvested RSU awards is $112.8 million, which is expected to be recognized over a weighted-average period of 3.5 years.
In March 2022, we granted 4,909,929 service-based RSUs with a value of $69.5 million to our executive officers, certain employees and non-employee directors. The related stock-based compensation expense for the three months ended March 31, 2022 was $0.3 million, and the remaining stock-based compensation of $69.2 million will be recognized over a weighted-average requisite service period of approximately 3.8 years.
In June 2021, we granted 388,389 RSUs with a value of $10.9 million to our executive officers that were contingent on the effectiveness of the registration statement of our IPO, or IPO RSUs. As the IPO was a performance condition, no stock-based compensation expense was recognized until our IPO registration statement was declared effective. Stock-based compensation expense for the three months ended March 31, 2022 was $1.4 million, and the remaining stock-based compensation of $6.5 million is expected to be recognized over a weighted-average period of 3.4 years.
In 2021, we granted 1,338,028 liquidity event RSUs, or LERSUs, to various employees, which only vest upon the achievement of up to four-years of service and upon the consummation of a change-in-control, or CIC event, which included an IPO. If the recipient’s employment terminates for any reason other than for cause, the recipient shall retain any service-vested LERSUs until 6.5 years from the date of grant or the earlier settlement of the service-vested LERSUs upon the consummation of a CIC event. For the LERSUs, recognition of expense does not occur until the consummation of a CIC event and expense is recognized thereafter for any remaining service period, as such events are not considered probable of occurring prior to the CIC event for stock-based compensation purposes.
Upon the effective date of our IPO registration statement on June 29, 2021, we commenced recognition of stock-based compensation for all LERSUs as the CIC performance event and service conditions for vested RSUs were satisfied. Stock-based compensation expense for these LERSUs of $6.4 million was recognized on a graded vesting basis during the three months ended March 31, 2022.
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

We modified the vesting conditions of 4,477,218 outstanding performance options of certain executive officers and employees so that the performance options do not fully vest immediately upon an IPO. Instead, subject to and contingent upon the effective date of an IPO, the modified performance options for executive officers will vest monthly over a four-year period from their original vesting commencement dates and the modified performance options of certain employees will vest 25% on the first anniversary from the vesting commencement date, and then vest monthly over the remaining service period, subject to continued employment through the applicable vesting dates. As the modified awards contain a performance condition that is satisfied upon an IPO, we remeasured the fair value of the performance options on the date of modification. This new fair value of $76.6 million will be recognized as stock-based compensation expense using the graded vesting method, with an immediate stock-based compensation expense recognized on the effective date of our IPO registration statement for the modified performance options for which the service vesting condition was satisfied on or prior to the effective date of the IPO registration statement, and all remaining compensation expense will be recognized thereafter over the remaining service period. We recognized stock-based compensation of $7.1 million during the three months ended March 31, 2022.
We modified the vesting conditions of 3,627,936 outstanding 2019 performance options of an executive officer so that in the event of an IPO, the modified 2019 performance options will vest monthly over a four-year period from the original vesting commencement date in 2019, subject to continued employment of the executive officer, rather than vesting upon the fourth anniversary of the original date of grant based on achieving certain stock price thresholds. Incremental stock-based compensation expense as a result of this modification was $11.4 million. Upon our IPO, we recognized stock-based compensation expense for the modified 2019 performance options for which the service vesting condition was satisfied on or prior to the effective date of the IPO registration statement, and all remaining compensation will be recognized thereafter over the remaining service period using the graded vesting method. We recognized stock-based compensation of $1.8 million during the three months ended March 31, 2022.
We modified the vesting conditions of 111,902 outstanding performance RSUs of certain employees so that the modified performance RSUs do not vest immediately upon an IPO. Instead, subject to and contingent upon the effective date of an IPO registration statement, the modified performance RSUs vest 25% on the first anniversary from their respective vesting commencement dates, then monthly over the remaining service period, subject to the continued employment through the applicable vesting dates. As the modified RSUs contain a performance condition that is satisfied upon an IPO, we remeasured the fair value of the performance RSUs on the date of modification. This new fair value of approximately $2.9 million will be recognized as stock-based compensation expense using the graded vesting method, with an immediate stock-based compensation expense recognized on the effective date of our IPO registration statement for the performance RSUs for which the service vesting condition was satisfied on or prior to the effective date of the IPO registration statement, and all remaining compensation will be recognized thereafter over the remaining service period. We recognized stock-based compensation expense of $0.2 million during the three months ended March 31, 2022.
We modified the vesting conditions of 1,725,942 outstanding LERSUs and 1,706,888 outstanding time-based options of certain executive officers to amend the severance vesting acceleration benefit applicable for the LERSUs and to remove the CIC event vesting acceleration benefit for the time-based options. There was no incremental stock-based compensation associated with the modification of the time-based options. We remeasured the fair value of the LERSUs on the date of modification and this new fair value of approximately $43.3 million will be recognized using the graded vesting method, with an immediate stock-based compensation expense recognized on the effective date of our IPO registration statement for the modified LERSUs that have satisfied the service-vesting condition on or prior to the effective date of our IPO registration statement, and all remaining compensation will be recognized thereafter over the remaining service period. We recognized stock-based compensation expense of $4.6 million during the three months ended March 31, 2022.
Note 10. Income Taxes
We account for income taxes in accordance with ASC 740, Income Taxes, which requires an estimate of the annual effective tax rate for the full year to be applied to the interim period, taking into account year-to-date amounts and projected results for the full year. Our effective tax rate could fluctuate significantly from quarter to quarter based on recurring and nonrecurring factors including, but not limited to: variations in the estimated and actual level of pre-tax income or loss by jurisdiction; changes in enacted tax laws and regulations, and interpretations thereof, including with respect to tax credits and state and local income taxes; developments in tax audits and other matters; recognition of excess tax benefits and tax deficiencies from stock-based compensation and certain nondeductible expenses. Changes in judgment from the evaluation of new information resulting in the recognition, derecognition, or remeasurement of a tax position taken in a prior annual period are recognized separately in the quarter of the change.
We recorded a provision for income taxes of $3.0 million and benefit from income taxes of $2.9 million for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate for the three months ended March 31, 2022 of (10.7)% differed from the federal statutory rate of 21% primarily due to the recognition of significant non-deductible stock-based compensation and other discrete adjustments. The effective tax rate for the quarter ended March 31, 2021 of 23% differed from the federal statutory rate of 21% primarily due to the valuation allowance against foreign losses and recognition of excess tax benefits of stock-based compensation.

Gross unrecognized tax benefits were $8.1 million and $7.9 million as of March 31, 2022 and December 31,2021 , respectively. The gross unrecognized tax benefits, if recognized by us, will result in a reduction of approximately $8.1 million, excluding interest and penalties, to the provision for income taxes thereby favorably impacting our effective tax rate. Our policy is to recognize interest and penalties related to income tax matters in income tax expense. For the periods presented, interest and penalties related to income tax positions were not material to our unaudited condensed consolidated financial statements.
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
Note 11. Net Loss Per Share Attributable to Common Stockholders
The following table shows the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(30,609)	$(9,823)
Net loss attributable to common stockholders—basic and diluted	$(30,609)	$(9,823)
Denominator:
Weighted-average common stock used in computing net loss per share attributable to common stockholders—basic and diluted	198,265	125,065
Net loss per share attributable to common stockholders—basic and diluted	$(0.15)	$(0.08)
The following table presents the number of options, RSUs and restricted stock excluded from the calculation of diluted net loss per share attributable to common stockholders because they are anti-dilutive (in thousands):

	Three Months Ended March 31,
	2022	2021
Options to purchase common stock	17,832	14,953
RSU	7,958	3,309
Employee stock purchase plan	91	—
Restricted stock	50	50
Total	25,931	18,312
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
At March 31, 2022 and December 31, 2021, our financial assets and liabilities recorded at fair value on a recurring basis consisted of cash equivalents and available-for-sale debt securities. Cash equivalents consisted of money market funds valued using quoted prices in active markets, which represent Level 1 inputs in the fair value hierarchy. The available-for-sale debt securities were valued using a Monte Carlo simulation, which include inputs that represent Level 3 inputs in the fair value hierarchy.

The carrying amounts of accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair values because of the short-term nature of these items.
The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	As of March 31, 2022
	Level 1	Level 2	Level 3
Available-for-sale debt securities	$—	$—	$1,182
Money market fund	30,219	—	—
Total assets	$30,219	$—	$1,182
Contingent consideration	—	—	750
Total liabilities	$—	$—	$750

	As of December 31, 2021
	Level 1	Level 2	Level 3
Available-for-sale debt securities	$—	$—	$1,122
Money market fund	30,215	—	—
Total assets	$30,215	$—	$1,122
Contingent consideration	—	—	750
Total liabilities	$—	$—	$750
There was no material change in the fair value of the contingent consideration from our acquisition in October 2020 of Purely Solutions, LLC, for the three months ended March 31, 2022 and year ended December 31, 2021.

Note 13. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss consisted of the following:

	As of March 31, 2022
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$(2,078)	$—	$(2,078)
Change during period	1,402		1,402
Ending balance	$(676)	$—	$(676)
Available-for-sale debt securities:
Beginning balance	$331	$(48)	$283
Unrealized gains	51	(13)	38
Ending balance	$382	$(61)	$321
Accumulated other comprehensive loss:
Beginning balance	$(1,747)	$(48)	$(1,795)
Other comprehensive gain	1,453	(13)	1,440
Ending balance	$(294)	$(61)	$(355)

	As of March 31, 2021
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$(3,014)	$—	$(3,014)
Change during period	(147)	—	(147)
Ending balance	$(3,161)	$—	$(3,161)
Available-for-sale debt securities:
Beginning balance	$281	$(36)	$245
Unrealized gains	17	(4)	13
Ending balance	$298	$(40)	$258
Cash flow hedges:
Beginning balance	$(14,708)	$3,650	$(11,058)
Unrealized gain on interest rate swaps and cap	2,772	(691)	2,081
Reclassification of losses from interest rate cap to net loss	28	(8)	20
Reclassification of prior hedge effectiveness to net loss	1,328	(331)	997
Ending balance	$(10,580)	$2,620	$(7,960)
Accumulated other comprehensive loss:
Beginning balance	$(17,441)	$3,614	$(13,827)
Other comprehensive income	3,998	(1,034)	2,964
Ending balance	$(13,443)	$2,580	$(10,863)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Part II, Item 8, “Financial Statements and Supplementary Data” included in our 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 24, 2022. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the "Risk Factors" section of our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q and other factors set forth in other parts of this Quarterly Report on Form 10-Q and our filings with the SEC. This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three months ended March 31, 2022 and 2021. For the comparison of the three months ended March 31,2021 and 2020, see the Management's Discussion and Analysis of Financial Condition and Results of Operations in our final Prospectus, filed with the SEC pursuant to Securities Act Rule 424(b)(4) on June 30, 2021, or Prospectus.
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
Initial Public Offering
The registration statement related to our initial public offering, or “IPO,” was declared effective on June 29, 2021, and our common stock began trading on the Nasdaq Global Select Market on June 30, 2021. On July 2, 2021, we completed our IPO for the sale of 19,121,000 shares of our common stock, $0.001 par value per share at an offering price of $28.00 per share, for proceeds of $505.9 million, net of underwriting discounts and commissions pursuant to our Prospectus. In addition, we sold 2,868,150 shares of our common stock for net proceeds of $75.9 million pursuant to the full exercise of the underwriter’s option to purchase additional shares in connection with the IPO. In addition, on July 2, 2021, we sold 3,214,285 shares of our common stock in a private placement with an existing related party stockholder for proceeds of $85.0 million, net of underwriting discounts and commissions. We raised aggregate proceeds of $666.9 million from our IPO and private placement after deducting underwriting discounts and commissions. We incurred stock issuance costs of $5.6 million. Proceeds raised from our IPO were used to repay the full outstanding balance of $521.6 million on our 2018 Term Loan.
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
Our strategy is to scale our existing business and gain market share by investing in core products and sales and marketing; expand our addressable market; attract additional customers and increase conversion through the introduction of more competitively priced products and services; integrate our independent attorney network and tax professionals into our core product set; and grow average revenue per subscription unit, or ARPU, and partnership revenue through building in-house adjacencies and expanding our partner ecosystem to provide new recurring revenue streams.
Key Business Metrics
In addition to the measures presented in our unaudited condensed consolidated financial statements, we regularly monitor the following financial and operating metrics to evaluate the growth of our business, measure the effectiveness of our marketing efforts, identify trends, formulate financial forecasts and make strategic decisions.
Number of business formations
Beginning in the first quarter of 2022, we have updated our definition of the number of business formations to include the number of doing business as, or DBA, orders placed on our platform and to exclude orders from our operations in the United Kingdom, or U.K. such that we now define the number of business formations in a given period as the number of limited liability company, or LLC, incorporation, not-for-profit and DBA orders placed on our platform in such period, excluding such orders from our operations in the U.K. We consider the number of business formations to be an important metric considering that it is typically the first product or service small business customers purchase on our platform, creating the foundation for additional products and subsequent subscription and partner revenue as they adopt additional products and services throughout their business lifecycles.
We believe that including customers filing DBAs on our platform provides a more accurate representation of the number of newly formed businesses we serve. These transactions are most often completed by sole proprietors who represent potential future transaction and subscription cross-sell opportunities as their businesses mature.
Furthermore, we believe that our new definition of the number of business formations more closely aligns with U.S. Census reporting of new applications for Employer Identification Numbers, or EINs, which we believe to be the most relevant source of publicly available U.S. market data. By excluding our business formations in the U.K. but including newly formed domestic businesses that may elect to remain sole proprietorships and file DBAs with us, we believe our new definition is more directly comparable to EIN data, allowing investors to better assess our performance relative to the overall market and that of our competitors. Figures for prior periods have been updated to conform to our new definition.
The below table sets forth the number of business formations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Number of business formations	129,000	132,000
We experienced a 2% decrease in business formation transactions during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The slight decrease in the number of business formations on our platform during the three months ended March 31, 2022, resulted from a year-over-year decline in overall U.S. business formations during the period that was partially offset by modest share gains.
Number of transactions
We define the number of transactions in a given period as gross transaction order volume, prior to refunds, on our platform during such period. Transactions may include one or more services purchased at the same time. For example, a customer of our business formation services may choose to form an LLC and purchase an operating agreement and business licenses at the same time. This constitutes a single transaction. Refunds, or partial refunds, may be issued under certain circumstances pursuant to the terms of our customer satisfaction guarantee. We consider the number of transactions to be an important metric considering that our customers generally begin their LegalZoom journey with a transaction, creating the foundation for generating subsequent subscription and partner revenue.
The below table sets forth the number of transactions for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Number of transactions	267,000	276,000

We experienced a 3% decrease in the number of transactions during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease in the number of transactions during the three months ended March 31, 2022 resulted from the year-over-year decline in overall U.S. business formations during the period, a reduction in estate planning and other consumer transactions and a reduction in transactions from our operations in the U.K. Our estate planning and other consumer transactions declined as a percentage of total transactions in the three months ended March 31, 2022, and we expect the proportion of consumer transactions to continue to decrease over time as we focus more of our investment in small business formations, which have a significantly higher average order value. We expect to continue to grow transactions; however, the growth may fluctuate period-over-period based on the variability of overall business formations and estate planning transactions.
Average order value
We define average order value for a given period as total transaction revenue divided by total number of transactions in such period. We consider average order value to be an important metric given it indicates how much customers are spending on our platform per transaction. Estate planning transactions are generally at a lower price point, making our overall average order value lower than our typical price point for small business formations.
The below table sets forth the average order value for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Average order value	$240	$223
Average order value increased by 8% during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Growth in average order value for the three months ended March 31, 2022 was primarily driven by a continued increase in the proportion of business formations and other small business transactions, which have a significantly higher order value compared to other transactions relative to total transactions, the timing of transaction revenue recognition and increased customer adoption of our attorney-led trademark product. While the number of transactions declined year-over-year, we improved our fulfillment rates, and therefore increased our recognized revenue for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 by increasing automation and expanding production capacity to improve our customer experience. Growth may fluctuate period-over-period based on the mix of business formations relative to estate planning transactions, the timing of transaction revenue recognition, and our ability to introduce and sell new products. We expect year-over-year growth in average order value to moderate throughout the remainder of 2022 as we introduce more competitively priced products to complement our suite of premium-priced expert-assisted solutions. In doing so, we may determine to make certain of our service offerings available at a low cost or without charge to attract and convert additional customers.
Number of subscription units
We define the number of subscription units in a given period as the paid subscriptions at the end of such period, including those that are not yet 60 days past their subscription order dates. Refunds, or partial refunds, may be issued under certain circumstances pursuant to the terms of our customer satisfaction guarantee.
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
The below table sets forth the number of subscription units as of March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Number of subscription units	1,362,000	1,146,000
We achieved 19% growth in our number of subscription units from March 31, 2021 to March 31, 2022, reflecting strong growth from our registered agent, compliance, and tax advisory subscriptions, as well as from our purchase of Earth Class Mail, during the fourth quarter of 2021. We aim to continue to grow subscription units by increasing the proportion of our small business customers that purchase a subscription service at the time of their initial formation purchase and by improving retention rates.

Average revenue per subscription unit
We define ARPU as of a given date as subscription revenue for the twelve month period ended on such date, or LTM, divided by the average number of subscription units at the beginning and end of the LTM period. We consider ARPU to be an important metric because it helps to illustrate our ability to deepen our relationship with our existing customers as they purchase incremental and higher-value services. We have expanded ARPU in recent periods, and for the three months ended March 31, 2022, ARPU increased 8% from the same period in 2021.
The below table sets forth ARPU as of March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Average revenue per subscription unit	$244	$226
The increase in ARPU in the three months ended March 31, 2022 primarily resulted from growth of our tax advisory services, compliance product, a price increase to our small business legal advisory plan that was implemented in the fourth quarter of 2021 and subscriptions acquired through our purchase of Earth Class Mail. We expect ARPU to increase over time as these businesses, which carry higher average price points than our other subscription products, comprise a greater share of total subscription units.
Key Factors Affecting Our Performance
We believe that our future performance will depend on many factors, including the following:
•Our share of business formations. The majority of our transaction revenue is generated by providing formation services to guide our customers through the transition from being aspiring business owners to actually launching their entities. We offer entity formation services for LLCs, corporations and non-profits. In the three months ended March 31, 2022 and 2021, business formations represented the largest share of our total transaction orders. In addition, business formations act as an entrance point for many customers to the LegalZoom ecosystem, where they then often purchase additional products and services. Our business depends on the continuation of new business formations in the U.S., which may be seasonal in nature and dependent on macroeconomic factors, and even more so, on our ability to increase our share of these formations.
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
•Ability to enhance customer lifetime value. Many of our subscribers have increased their cumulative spend with us over time as they have expanded their use of our platform to include additional products and subscription services. Our relationship with our small business customers typically starts with the formation of their business and deepens as their businesses grow and their needs become more complex. By continuing to develop new products and subscription services such as tax advice and preparation to address such needs, we expect to see higher customer engagement and retention, which in turn would further increase our customer lifetime value. Additionally, we offer third-party services via our partner ecosystem, such as our recently announced partnership with Wix, which will enable our small business customers to build their online presence, and we expect to be able to generate incremental revenue via these offerings.
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
•Investment in tax offerings. Tax represents a natural adjacency in our mission to make legal and compliance services accessible to small businesses. Based on customer surveys, we estimate that approximately 70% of small business owners that sought a tax accountant did not have one at the time of their entity formation but face tax implications as a result of the entity they choose. To address this customer need, we have invested in launching our Tax Advisory offering. We incurred costs related to this investment in 2020 and 2021 and anticipate continued investment throughout 2022 and 2023, as we believe that our tax offerings represent an attractive opportunity for incremental revenue growth.
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
•COVID-19 impact. The ongoing impact of the COVID-19 pandemic on consumer spending patterns, the success of existing small businesses and the formation of new small businesses, as well as the impact of attempts to reopen the offline economy and lessening of restrictions on movement and travel, remains uncertain. For example, beginning in the second quarter of 2020, we saw tailwinds driven by the COVID-19 pandemic as individuals and small businesses turned to online services given the relative inaccessibility of offline alternatives and due to the availability of government stimulus checks. These tailwinds subsided in the back half of 2021 through the first quarter of 2022 due to the easing of government stimulus supporting individuals and small businesses impacted by the pandemic. While we believe these shifts reflect, in part, an acceleration of existing secular trends toward greater adoption of online services, our growth rate may moderate if these trends moderate or reverse over time.
Key Components of our Results of Operations
Revenue
We generate revenue from the sources identified below.
Transaction revenue. Transaction revenue is primarily generated from our customized legal document services upon fulfillment of these services. Transaction revenue includes filing fees and is net of cancellations, promotional discounts, sales allowances and credit reserves. Tax preparation services are recognized at the point in time when the customer’s tax return is filed and accepted by the applicable government authority.
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
Operating expenses
Our operating expenses consist primarily of sales and marketing, technology and development, general and administrative expenses, and to a lesser extent, impairments of goodwill, long-lived assets and other assets.
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
We expect our general and administrative expenses to increase in absolute dollars for the foreseeable future due to additional costs associated with accounting, compliance, insurance and investor relations as we have recently become a public company. Over the next two years, we will incur significant stock-based compensation expense as a result of certain modifications to equity awards that occurred in connection with our IPO; however, we expect our general and administrative expenses to decrease as a percentage of our revenue over the longer term, although our general and administrative expenses may fluctuate as a percentage of our revenue from period-to-period due to seasonality and the timing and extent of these expenses.
Interest expense, net
Interest expense, net, consists primarily of amortization of debt issuance costs related to our Amended and Restated Credit and Guaranty Agreement, or 2021 Revolving Facility. Prior year interest expense, net, consisted of interest expense on our 2018 Credit Facility, hedging instruments and amortization of debt issuance costs, which were extinguished after our IPO in July 2021.
We expect interest expense, net, to remain insignificant in the near term as we have no outstanding indebtedness. However, we would incur interest expense in the longer term should we draw down on our 2021 Revolving Facility or incur other indebtedness.
Income taxes
Our provision for income taxes consists of current and deferred federal, state and foreign income taxes.
At December 31, 2021, we had federal net operating loss, or NOL, carryforwards of $29.8 million, which will begin to expire in 2032. At December 31, 2021, we had state NOL carryforwards of $58.8 million, which will begin to expire in 2022 and we had foreign NOL carryforwards of $31.8 million, which can be carried forward indefinitely and are not subject to expiration. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change, by value, in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its post-change income or taxes may be limited.
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
Results of Operations
The following table sets forth our consolidated statement of operations data for each of the periods indicated. The period-to-period comparison of financial results should not be considered as a prediction or indicative of our future results:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Revenue	$154,209	$134,632
Cost of revenue (1)(2)	55,940	43,960
Gross profit	98,269	90,672
Operating expenses:
Sales and marketing (1)(2)	76,874	71,361
Technology and development (1)(2)	17,959	10,499
General and administrative (1)(2)	29,488	13,165
Total operating expenses	124,321	95,025
Loss from operations	(26,052)	(4,353)
Interest expense, net	(53)	(8,654)
Other (expense) income, net	(1,544)	248
Loss before income taxes	(27,649)	(12,759)
Provision for (benefit from) provision for income taxes	2,960	(2,936)
Net loss	$(30,609)	$(9,823)

(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cost of revenue	$277	$59
Sales and marketing	3,125	207
Technology and development	4,298	526
General and administrative	14,165	3,150
Total stock-based compensation expense	$21,865	$3,942
Stock-based compensation expense increased significantly for the three months ended March 31, 2022 due to the modification of certain equity awards in connection with our IPO. Refer to Note 9 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
(2)Includes depreciation and amortization expense for our property and equipment, including capitalized internal-use software and intangible assets as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cost of revenue	$2,070	$1,678
Sales and marketing	1,875	1,475
Technology and development	726	587
General and administrative	723	426
Total depreciation and amortization expense	$5,394	$4,166
Comparison of the Three Months Ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,
	2022	2021	$ change	% change
	(in thousands, except percentages)
Revenue by type
Transaction	$64,084	$61,388	$2,696	4%
Subscription	84,387	65,493	18,894	29%
Partner	5,738	7,751	(2,013)	(26%)
Total revenue	$154,209	$134,632	$19,577	15%
The increase in total revenue was primarily driven by increases in subscription revenue and transaction revenue. Subscription revenue was 55% and 49% of total revenue for the three months ended March 31, 2022 and 2021, respectively, and transaction revenue was 42% and 46% of total revenue for the three months ended March 31, 2022 and 2021, respectively.
Subscription revenue for the three months ended March 31, 2022 increased primarily due to a 19% increase in the number of subscription units and an 8% improvement in ARPU. The increase in subscription units was primarily driven by strong growth from our registered agent, compliance, and tax advisory subscriptions over the past year, as well as from our purchase of Earth Class Mail. The increase in ARPU was primarily due to growth of our tax advisory services, compliance product and subscriptions acquired through our purchase of Earth Class Mail, which carry higher average price points than our other subscription products, as a percentage of total subscription units, as well as a price increase to our small business legal advisory plan that was implemented in the fourth quarter of 2021.

Transaction revenue for the three months ended March 31, 2022 increased due to an 8% improvement in average order value partially offset by a 3% decrease in the number of transaction units. The increase in average order value was primarily driven by a continued increase in the proportion of business formations and other small business transactions, which have a significantly higher order value compared to other transactions relative to total transactions, the timing of transaction revenue recognition and increased customer adoption of our attorney-led trademark product. The decrease in the number of transactions resulted from the year-over-year decline in overall U.S. business formations during the period,a reduction in estate planning and other consumer transcations and a reduction in transactions from our operations in the U.K.
Partner revenue for the three months ended March 31, 2022 decreased as we transitioned away from certain legacy partner relationships that no longer align with our strategic direction.
Cost of revenue

	Three Months Ended March 31,
	2022	2021	$ change	% change
	(in thousands, except percentages)
Cost of revenue	$55,940	$43,960	$11,980	27%
Cost of revenue for the three months ended March 31, 2022 increased mainly due to higher fulfillment, customer care and other variable costs. While the number of transactions declined year-over-year, fulfillment costs increased $7.8 million as we expanded our base of tax professionals in advance of the 2022 tax filing season and invested in additional production capacity to improve fulfillment rates in our core business. Fulfillment costs also increased as a result of our acquisition of Earth Class Mail. Customer care costs increased $1.4 million as we invested in additional agents to enhance our customer experience.
Gross profit

	Three Months Ended March 31,
	2022	2021	$ change	% change
	(in thousands, except percentages)
Gross profit	$98,269	$90,672	$7,597	8%
The increase in gross profit was driven by a $19.6 million increase in revenue partially offset by a $12.0 million increase in fulfillment, customer care and other variable costs of revenue.
Sales and marketing

	Three Months Ended March 31,
	2022	2021	$ change	% change
	(in thousands, except percentages)
Sales and marketing	$76,874	$71,361	$5,513	8%
Sales and marketing expenses for the three months ended March 31, 2022 increased primarily due to an increase in stock-based compensation of $2.9 million, mainly in connection with our IPO, increased payroll and related costs in our sales and marketing organization of $3.8 million due to increased headcount, partially offset by a reduction in media production spend of $2.7 million. Customer acquisition marketing spend was $53.8 million and $53.7 million for the three months ended March 31, 2022 and 2021, respectively, as we continued to invest in expanding our customer base and building our digital brand leadership and awareness.

Technology and development

	Three Months Ended March 31,
	2022	2021	$ change	% change
	(in thousands, except percentages)
Technology and development	$17,959	$10,499	$7,460	71%
Technology and development expenses for the three months ended March 31, 2022 increased primarily due to an increase in stock-based compensation of $3.8 million, mainly in connection with our IPO, an increase of $0.7 million in contingent staff expense related to our purchase of Earth Class Mail and an increase in other payroll and related benefits of $1.7 million, resulting from increased headcount as we added staff to support our investment in new products and services.
General and administrative

	Three Months Ended March 31,
	2022	2021	$ change	% change
	(in thousands, except percentages)
General and administrative	$29,488	$13,165	$16,323	124%
General and administrative expenses for the three months ended March 31, 2022 increased primarily due to an $11.0 million increase in stock-based compensation, mainly in connection with our IPO, and a $4.2 million increase in payroll and related benefits, largely due to increased headcount.
Interest expense, net

	Three Months Ended March 31,
	2022	2021	$ change	% change
	(in thousands, except percentages)
Interest expense, net	$53	$8,654	$(8,601)	(99)%
The decrease in interest expense, net, was primarily due to the repayment of the 2018 Term Loan in July 2021.

Other (expense) income, net

	Three Months Ended March 31,
	2022	2021	$ change	% change
	(in thousands, except percentages)
Other (expense) income, net	$(1,544)	$248	$(1,792)	(723%)
The change in other (expense) income, net, between 2022 and 2021 was primarily due to changes in foreign currency movements related to our intercompany loans which were denominated in British Pound Sterling, or GBP.

Provision for (benefit from) income taxes

	Three Months Ended March 31,
	2022	2021	$ change	% change
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$2,960	$(2,936)	$5,896	(201%)
Effective tax rate	(10.7%)	23.0%
The provision for income taxes for the three months ended March 31, 2022 resulted from a $5.9 million unfavorable change in our income taxes as compared to the three months ended March 31, 2021. The change was primarily due to nondeductible stock compensation for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Liquidity and Capital Resources
Overview
Since inception, we have funded our operations and capital expenditures primarily from private sales of equity securities, cash flows provided by operating activities and equity and debt financing arrangements, including the proceeds of our IPO. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes. At March 31, 2022, our principal sources of liquidity were cash and cash equivalents of $247.5 million, which consisted of cash on deposit with banks and a money market fund, of which $1.0 million related to our foreign subsidiaries. Our cash and cash equivalents increased by $8.2 million from December 31, 2021 to March 31, 2022, primarily from cash generated from our operations.
We currently anticipate that our available cash, cash equivalents and cash provided by operating activities will be sufficient to meet our operational cash needs for at least the next twelve months. We have the ability to supplement our liquidity needs with borrowings under our 2021 Revolving Facility.
We have historically considered the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, and accordingly no taxes have been provided on such earnings. We continue to evaluate our plans for reinvestment or repatriation of unremitting foreign earnings and have not changed our previous indefinite reinvestment determination following the enactment of the 2017 Tax Cuts and Jobs Act, or Tax Act. We have not repatriated funds to the U.S. to satisfy domestic liquidity needs, nor do we anticipate the need to do so. If we determine that all or a portion of our foreign earnings are no longer indefinitely reinvested, we may be subject to foreign withholding taxes and U.S. state income taxes.
Furthermore, our Board of Directors has authorized our management to repurchase up to $150.0 million of shares of our common stock from time to time. As of the date of this filing, we have repurchased $9.2 million of our common stock under the Share Repurchase Program. For additional information regarding our share repurchase program, refer to Note 8 to our unaudited condensed consolidated financial statements.
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
Subject to the satisfaction of certain criteria, we will be able to increase the facility by an amount equal to the sum of (i) the greater of $90.0 million and 75% of consolidated last twelve months cash earnings before interest expense, tax, depreciation and amortization, or Cash EBITDA, which is defined in the 2018 Credit Facility, or LTM Cash EBITDA, plus (ii) unused amounts under the general debt basket (i.e., an amount equal to the greater of $50.0 million and an equivalent percentage of consolidated LTM Cash EBITDA), plus (iii) an unlimited amount so long as the borrower is in pro forma compliance with the Financial Covenant (as defined below), in each case, with the consent of the lenders participating in the increase.
We are required to pay a commitment fee in respect of unutilized commitments under the 2021 Revolving Facility. The commitment fee is, initially, 0.35% per annum. The commitment fee is subject to a reduction of 0.10% if the total net first lien leverage ratio does not exceed 3.50 to 1.00. We are also required to pay customary letter of credit fees and agency fees. The interest rate applicable to the 2021 Revolving Facility is, at our option, at a rate equal to the greatest of (i) the administrative agent’s prime rate; (ii) the federal funds effective rate plus 1/2 of 1.0% and (iii) one month LIBOR (subject to a 1.00% floor), plus 1.00% or LIBOR (subject to a 0.00% floor) plus 2.00%. The interest rate margins under the 2021 Revolving Facility are subject to a reduction of 0.25% and a further reduction of 0.25% if the total net first lien leverage ratio does not exceed 3.50 to 1.00 and 2.50 to 1.00, respectively.
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
Cash flows
The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$13,737	$31,415
Net cash used in investing activities	(4,607)	(2,911)
Net cash used in financing activities	(872)	(1,834)
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalent	(51)	35
Net increase in cash, cash equivalents and restricted cash equivalent	$8,207	$26,705
Net cash provided by operating activities
Our largest source of operating cash is cash collections from our customers for our transaction and subscription services. Our primary uses of cash in operating activities are for our fulfillment, production and customer care costs, employee salaries and benefits, sales and marketing expenses and third-party consulting expenses. Net cash provided by operating activities is impacted by our net loss adjusted for certain non-cash items, including depreciation and amortization expense, stock-based compensation and impairments of long-lived assets, as well as the effect of changes in operating assets and liabilities.
In the three months ended March 31, 2022, cash provided by operating activities was $13.7 million resulting from a net loss of $30.6 million, adjusted for stock-based compensation and other non-cash expenses of $32.0 million and net cash flows provided by changes in operating assets and liabilities of $12.3 million. The $12.3 million of net cash flows provided from changes in our operating assets and liabilities included a $17.2 million increase in deferred revenue resulting from growth of our subscription units, which are predominantly billed in advance of our revenue recognition, a $4.8 million increase in accounts payable, accrued expenses and other current liabilities due to the timing of our payments, partially offset by a $9.7 million increase in accounts receivable, prepaid expenses and other current assets.
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
In the three months ended March 31, 2022, net cash used in investing activities was $4.6 million, resulting primarily from $4.9 million paid for property and equipment, including capitalized internal-use software and a working capital adjustment from the acquisition of Earth Class Mail in November 2021 for $0.3 million.
Net cash used in financing activities
Our primary uses of cash in financing activities are for repurchases of common stock and settlements of stock options and RSUs. Net cash provided by financing activities is primarily impacted by exercises of stock options by our employees and issuance of common stock.
In the three months ended March 31, 2022, net cash used in financing activities was $0.9 million, primarily for the repurchase of common stock under our share repurchase program.

Contractual obligations and commitments
Refer to Note 7 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of material obligations and commitments.
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
Non-GAAP Financial Measures
To supplement our unaudited condensed consolidated financial statements, which are prepared and presented in accordance with U.S. generally accepted accounting principles, or GAAP, we use certain non-GAAP financial measures, as described below, to understand and evaluate our core operating performance. These non-GAAP financial measures, which may be different from similarly titled measures used by other companies, are presented to enhance investors’ overall understanding of our financial performance and liquidity and should not be considered a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. We believe that these non-GAAP financial measures provide useful information about our financial performance and liquidity, enhance the overall understanding of our past performance and future prospects and allow for greater transparency with respect to important measures used by our management for financial and operational decision-making. We are presenting these non-GAAP measures to assist investors in seeing our financial performance using a management view and because we believe that these measures provide an additional tool for investors to use in comparing our core financial performance over multiple periods with other companies in our industry.
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net loss adjusted to exclude interest expense, net, provision for (benefit from) income taxes, depreciation and amortization, other expense (income), net, non-cash stock-based compensation, loss on debt extinguishment, impairment of goodwill, long-lived and other assets, losses from impairment of available-for-sale debt securities, restructuring expenses, legal expenses, acquisition related expenses, IPO-related costs and other transaction-related expenses and certain other non-recurring expenses. Our Adjusted EBITDA financial measure differs from GAAP in that it excludes certain items of income and expense. We define Adjusted EBITDA margin as Adjusted EBITDA as a percentage of revenue. We define net loss margin as net loss as a percentage of revenue based on our unaudited condensed consolidated financial statements.
Adjusted EBITDA is one of the primary performance measures used by our management and our board of directors to understand and evaluate our financial performance and operating trends, including period-to-period comparisons, prepare and approve our annual budget, develop short- and long-term operational plans and determine appropriate compensation plans for our employees. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management team and board of directors. In assessing our performance, we exclude certain expenses that we believe are not comparable period over period. Adjusted EBITDA should not be considered in isolation of, or as an alternative to, measures prepared and presented in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA rather than net loss, which is the nearest GAAP equivalent of Adjusted EBITDA, and it may be calculated differently by other companies in our industry, limiting its usefulness as a comparative measure. Some of these limitations include that the non-GAAP financial measure:
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
•excludes non-cash stock-based compensation expense, which has been, and will continue to be, a significant recurring expense for our business and an important part of our compensation strategy;
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
The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands, except percentages)
Reconciliation of net loss to Adjusted EBITDA
Net loss	$(30,609)	$(9,823)
Interest expense, net	53	8,654
Provision for (benefit from) income taxes	2,960	(2,936)
Depreciation and amortization	5,394	4,166
Other expense (income), net	1,544	(248)
Stock-based compensation	21,865	3,786
Legal expenses	40	—
Certain other non-recurring expenses	30	—
Adjusted EBITDA	$1,277	$3,599
Net loss margin	(20)%	(7%)
Adjusted EBITDA margin	1%	3%

Adjusted EBITDA decreased from $3.6 million for the three months ended March 31, 2021 to $1.3 million for the three months ended March 31, 2022. The decrease of $2.3 million reflects an increase in revenue of $19.6 million offset by increases in cost of revenue of $11.3 million and other operating expenses of $10.6 million, excluding non-cash and non-recurring items. We expect our Adjusted EBITDA to increase in absolute dollars in the longer term, although the rate at which our Adjusted EBITDA may grow could vary based upon the interplay of the foregoing factors.
Free cash flow
Free cash flow is a liquidity measure used by management in evaluating the cash generated by our operations after purchases of property and equipment including capitalized internal-use software. We consider free cash flow to be an important measure because it provides useful information to management and investors about the amount of cash generated by our business that can be used for strategic opportunities, including investing in our business and strengthening our balance sheet. Once our business needs and obligations are met, cash can be used to maintain a strong balance sheet and invest in future growth. The usefulness of free cash flow as an analytical tool has limitations because it excludes certain items that are settled in cash, does not represent residual cash flow available for discretionary expenses, does not reflect our future contractual commitments, and may be calculated differently by other companies in our industry. Accordingly, it should not be considered in isolation or as a substitute for analysis of other GAAP financial measures, such as net cash used in or provided by operating activities.

The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable GAAP measure, to free cash flow:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow
Net cash provided by operating activities	$13,737	$31,415
Purchase of property and equipment	(4,911)	(2,911)
Free cash flow	$8,826	$28,504
We experienced a decrease in our free cash flow from $28.5 million for the three months ended March 31, 2021 to $8.8 million for the three months ended March 31, 2022, primarily due to a $17.7 reduction in net cash provided by operating activities. The decline in net cash provided by operating activities resulted from a $4.7 million increase in net income after adjusting for stock-based compensation and other non-cash items, offset by a $22.4 million unfavorable change in our operating assets and liabilities. Free cash flow was also impacted by higher capital expenditures for the purchase of property and equipment, including capitalization of internal-use software. We expect our free cash flow to increase in absolute dollars over the longer term, although the rate at which our free cash flow may grow could vary based upon the interplay of the factors discussed above.
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
In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if as an “emerging growth company” we intend to rely on such exemptions, we are not required to, among other things, (1) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (3) comply with the requirement of the Public Company Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on the financial statements and (4) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply until the last day of the 2026 fiscal year or until we no longer meet the requirements of being an emerging growth company, whichever is earlier.
Critical Accounting Policies and Estimates
During the three months ended March 31, 2022, there have been no significant changes to our critical accounting policies and estimates compared with those disclosed described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and the notes to the audited consolidated financial statements appearing in our 2021 Annual Report on Form 10-K.
Recent Accounting Pronouncements
Refer to Note 2 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further information on certain accounting standards adopted in the period ended March 31, 2022 and recent accounting announcements that have not yet been required to be implemented and may be applicable to our future operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have operations both within the U.S. and, to a lesser extent, in the U.K., and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate fluctuations and foreign currency exchange risks, and to a lesser extent, inflation risk.

Interest rate fluctuation risk
At March 31, 2022 and December 31, 2021, we had cash and cash equivalents of $247.5 million and $239.3 million, respectively, which consisted of cash on deposit with banks and short-term highly-liquid money market funds. Interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We had no outstanding debt subject to interest rate risk as of March 31, 2022 and December 31, 2021. Given the repayment of our 2018 Term Loan and settlement of our interest rate swaps in July 2021, we are not expected to be exposed to further fluctuations in interest rates for the foreseeable future. We would be subject to fluctuation in interest rates if we draw down under our 2021 Revolving Facility, including issuance of any letters of credit.
Foreign currency exchange risk
We have foreign currency risks related to our revenue and expenses denominated in currencies other than our functional currency, the U.S. Dollar, principally GBP. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net (loss) income as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany loans that are denominated in currencies other than the U.S. Dollar. We recognized foreign currency losses of $1.4 million in the three months ended March 31, 2022. A 10% adverse change in foreign exchange rates on foreign-denominated accounts for the three months ended March 31, 2022, including intercompany balances, would have resulted in a $0.2 million increase in our reported foreign currency loss for the three months ended March 31, 2022. In the event our non-U.S. Dollar-denominated sales and expenses increase, our results of operations may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities could have on our results of operations.
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
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, because of the material weaknesses in our internal control over financial reporting described below, our principal executive officer and principal financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level.
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
These material weaknesses resulted in adjustments to our financial statements for the year ended December 31, 2018 primarily related to debt extinguishment costs, goodwill, revenue, accounts receivable, foreign exchange expense and deferred revenue, and could result in a misstatement of any account balances or disclosures that would result in a material misstatement to the annual or interim unaudited condensed consolidated financial statements that would not be prevented or detected.
Remediation Plan
We have designed and are implementing a plan to remediate the material weaknesses identified. Our plan includes:
•     hiring additional experienced accounting, financial reporting and internal control personnel and changing roles and responsibilities of our personnel;
•     implementing controls to enhance our review of significant accounting transactions and other new technical accounting and financial reporting issues and preparing and reviewing accounting memoranda addressing these issues; and
•     implementing controls, including those involving our new enterprise resource planning software system, to enable an effective and timely review of account analyses and account reconciliations.
Ongoing remediation efforts
During the three months ended March 31, 2022, we provided internal control training programs to all accounting personnel to strengthen our overall internal controls environment. We have also enhanced our documentation procedures around complex accounting transactions.
During the three months ended March 31, 2022, we have continued to implement new controls around account reconciliations to specifically address the timely preparation and review, and identification of relevant supporting documentation to be utilized in the performance of any key balance sheet account reconciliation and to develop proper evidence of any such review.
Status of remediation efforts
We believe the remediation steps outlined above will improve the effectiveness of our internal control over financial reporting. However, the material weaknesses will not be considered remediated until a sustained period of time has passed to allow management to test the design and operational effectiveness of the corrective actions. The implementation of these remediation measures will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles and as a result, the timing of when we will be able to fully remediate the material weaknesses is uncertain. Accordingly, we may not remediate these material weaknesses during 2022. If the steps we take do not remediate the material weaknesses in a timely manner, there could continue to be a reasonable possibility that these control deficiencies or others would result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis. This, in turn, could jeopardize our ability to comply with our reporting obligations, limit our ability to access the capital markets or adversely impact our stock price.
Changes in internal control over financial reporting
We concluded that the following change during the period covered by this Quarterly Report on Form 10-Q has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
During the three months ended March 31, 2022, we implemented the initial phase of our new enterprise resource planning software system and related infrastructure. The infrastructure includes the financial reporting information and functionality that management is utilizing to prepare financial statements, including this Form 10-Q and future SEC filings.
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

Part II
Item 1. Legal Proceedings
We are a party to various currently pending legal proceedings and government inquiries, and we anticipate that legal proceedings, government investigations, government inquiries or claims could be brought against us in the future. For information on our material pending legal proceedings and governmental inquiries, refer to Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
Our business involves significant risks, and the material factors that make an investment in us risky or speculative, are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our audited financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risk and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects, as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment. We first summarize the most significant risks we face in the bullet points below. You should also read the more comprehensive discussion of risk factors that follows this bullet-point summary.
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
•adverse economic and market conditions, such as those related to the current COVID-19 pandemic, currency fluctuations, and adverse global events, including the conflict in Ukraine; and
•general economic and political conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers operate.
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
We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to maintain profitability
Since inception, we have incurred an accumulated deficit and may incur net losses in the foreseeable future. At March 31, 2022, we had an accumulated deficit of $779.7 million.
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
We have made substantial investments in developing our websites, mobile platform, legal documents, educational content, customer relationship management, automated supply chain and fulfillment, integrated digital workflow management and other dynamic online processes that comprise our online legal platform to improve the quality of our services, customer care and customer experience and there is no assurance that those investments will provide us with the benefits we expect. We also intend to add new services and enhance our existing product and services, which will require us to devote significant resources before we know whether such products or services will be successful. We may fail to attract new customers or lose existing customers if current or future development efforts or services fail to meet customer preferences on a timely basis. For example, in October 2020, we introduced LZ Tax, a LegalZoom fulfilled tax advisory service, and in 2022, we began our first cycle of preparing tax filings at scale and we could fail to attract or lose existing customers if our tax professionals are not able to keep up with customer volume and demand or customers’ expectations. In addition, if the independent attorneys who participate in our legal services plan, or legal plan, or the tax experts who complete the tax preparation services fail to provide accurate, high-quality services, customer care and customer experience. Larger enterprises may demand more support services and features, which puts additional pressure on us to satisfy the increased support required for these customers. If we are unable to attract new customers or lose existing customers, our business, results of operations, financial condition and future prospects would be adversely affected.
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
Our business primarily depends on business formations
Our success significantly depends on business formations. The majority of our transaction revenue is generated by providing formation services to guide our customers through the transition from being aspiring business owners to launching their entities. In 2021 and the first three months of 2022, business formations represented the largest share of our total transaction orders. The number of business formations on our platform is subject to unpredictable declines or fluctuations as a result of a number of factors, including an overall decline in the number of U.S. business formations, an economic slowing or downturn, increased competition, compliance or operating costs (including wage and benefit pressures), regulatory obstacles, changes in law (including changes in tax laws and regulations), changes in the business environment from inflation, interest rate, government assistance or other risks, and dissatisfaction with our services. For example, we experienced slower growth in transactions in the fourth quarter of 2021 than in the fourth quarter of 2020 as a result of slower business formations growth. Declines in the overall number of business formations or the number of business formations on our platform may adversely affect our business, results of operations, financial condition or future prospects. If growth rates continue to decline, these impacts can be expected to intensify.
Our subscription services are highly dependent upon our transaction products
For the past few years, a significant amount of our revenue has been derived from our subscription services. In 2021 and the first three months of 2022, approximately 50% of our revenue came from subscriptions. Subscriptions have primarily originated from transactional customers who opted to become subscribers. However, subscriptions may be terminated at any time, and the willingness of transactional customers to subscribe is impacted by numerous factors, including cost, the helpfulness of our services over time and our ability to continue to evolve with the growing business needs of our subscribers. As a result, we are not be able to predict whether a sufficient number of our existing or new customers will continue to subscribe to our registered agent services, legal plans or other subscription services, or if they will continue to subscribe at the same rate as they have historically. If we are unable to continue to convert our transactional customers to subscribers, our business, results of operations, financial condition and future prospects would be adversely affected.
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
Furthermore, our brand and reputation are in part reliant on third parties, including the independent attorneys and accountants who participate in our and our partners’ networks. The failure or perceived failure of these attorneys and accountants to satisfy customer expectations could negatively impact our brand and reputation.
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
Our focus on the long-term best interests of our company and our consideration of our stakeholders, more broadly, including our stockholders, customers, employees, and other stakeholders that we may identify from time to time, may conflict with short- or medium-term financial interests and business performance, which may negatively impact the value of our common stock
We believe that focusing on the long-term best interests of our company and our consideration of our stakeholders more broadly, including our stockholders, customers, partners, the communities in which we operate, and other stakeholders we may identify from time to time, is essential to the long-term success of our company and to long-term stockholder value. Therefore, we have made decisions, and may in the future make decisions, that we believe are in the long-term best interests of our company and our stockholders, even if such decisions may negatively impact the short- or medium-term performance of our business, results of operations, and financial condition or the short- or medium-term performance of our common stock. Our commitment to pursuing long-term value for our company and our stockholders, potentially at the expense of short- or medium-term performance, may materially adversely affect the trading price of our common stock, including by making owning our common stock less appealing to investors who are focused on returns over a shorter time horizon. Our decisions and actions in pursuit of long-term success and long-term stockholder value, which may include changes to our platform to enhance the experience of our customers, partners and the communities in which we operate, including by improving the trust and safety of our platform, enabling equitable access to legal and compliance services, investing in our relationships with our customers, partners, and employees, investing in and introducing new services, or changing our approach to working with local or national jurisdictions on laws and regulations governing our business, may not result in the long-term benefits that we expect, in which case our business, results of operations, and financial condition, as well as the trading price of our common stock, could be materially adversely affected. We are continuing to monitor the situation, and acknowledge that the United States has commenced certain trade actions as a result of the conflict in Ukraine, which are widely expected to result in retaliatory measures or actions, including tariffs, by Russia. The uncertainty may result in future impacts. We have had no material impacts on our financial results to date when considering the geographic concentration of our customers and vendors.
We may not effectively ensure that online services and physical locations are protected from significant outages, denial or degradation of service attacks, natural disasters, including adverse weather conditions, and other disruptions, any of which could adversely affect our brand and reputation, business, results of operations, financial condition and future prospects
A key element of our business operations and continued growth is the ability of our customers to access our websites and mobile applications and our ability to fulfill orders placed through such platforms. Our systems may not be adequately designed with the necessary reliability to avoid performance delays, disruptions or outages that could be harmful to our business. In addition, any steps we take to increase the reliability and redundancy of our systems may be expensive and may not be successful in preventing system failures. We have experienced, and may in the future experience, website disruptions, outages and other performance problems due to a variety of factors, including infrastructure maintenance, human or software errors, ransomware attacks, capacity constraints, denial of service, fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these website or mobile application performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our website or mobile application performance, especially during peak usage times, if the number of online services we offer increases, our services become more complex, or our customer traffic grows. If our websites or mobile applications are unavailable when customers attempt to access them, our customers may seek other solutions to address their needs and may not return to our websites or mobile applications in the future. To the extent that we do not effectively address future capacity constraints, upgrade and protect our systems, and continually develop our online legal platform to accommodate actual and anticipated technology changes, our brand and reputation, business, results of operations, financial condition and future prospects could be adversely affected.
In particular, our online services may be vulnerable to denial or degradation of service attacks or ransomware attacks, which may be designed to adversely impact our operations by reducing the capacity or availability of our information technology systems, the speed of operations of online services or disrupt the public’s ability to access our websites or applications. Steps we have taken to try to prevent these attacks and mitigate their potential impact on our systems and operations may be ineffective to prevent service disruptions or outages. We have experienced denial-of-service attacks in the past, and we may be subject to additional attacks or threats of attacks in the future. A similar event or failure to maintain performance, reliability, security or availability of our legal document services and online technology platform to the satisfaction of our customers may harm our brand and reputation, as well as our ability to retain existing customers and attract new customers, which could adversely affect our business, results of operations, financial condition and future prospects. Further, if our customers are unable to access the information they store on our platform for even limited periods of time, data protection laws may require us to notify regulators and affected individuals, which may increase the likelihood of regulatory investigations into our data protection practices, loss of customers, litigation and other liabilities.
Our operations and online services also rely on the continued functioning and accessibility of certain physical locations, including product fulfillment locations and data centers operated by LegalZoom or our service providers. These physical locations are vulnerable to damage or interruption from natural disasters, adverse weather conditions, power losses, telecommunication failures, terrorist attacks, human errors, break-ins and similar events. The occurrence of a natural disaster or other unanticipated problems at our facilities could result in lengthy interruptions in our services. We may not be able to efficiently relocate our fulfillment and delivery operations due to disruptions in service if one of these events occurs, and our insurance coverage may be insufficient to compensate us for such losses. Because the Los Angeles area, where our corporate and executive headquarters is located, is in an earthquake fault zone and because both the Los Angeles area and Austin, Texas, where our operational headquarters is located, are subject to the increased risk of wildfires, tornadoes and power outages, we are particularly sensitive to the risk of damage to, or total destruction of, our primary offices and two key fulfillment and delivery centers. Our insurance limits against any certain losses or expenses that may result from a disruption to our business due to earthquakes or wildfires may not be sufficient to cover all such losses or expenses, and the occurrence of either of these events could adversely affect our business, results of operations, financial condition and future prospects.
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
These material weaknesses resulted in adjustments to our financial statements primarily related to debt extinguishment costs, goodwill, revenue, accounts receivable, foreign exchange expense and deferred revenue, and could result in a misstatement of any account balances or disclosures that would result in a material misstatement to the annual or interim unaudited condensed consolidated financial statements that would not be prevented or detected.
We have designed and are implementing a plan to remediate the material weaknesses identified. Our plan includes:
•hiring additional experienced accounting, financial reporting and internal control personnel and changing roles and responsibilities of our personnel. We have recently hired additional resources and we have engaged a third-party consulting firm to assist us with our formal internal control plan and provide staff augmentation of our internal audit function;
•implementing controls to enhance our review of significant accounting transactions and other new technical accounting and financial reporting issues and preparing and reviewing accounting memoranda addressing these issues; and
•leveraging the implementation of our new enterprise resource planning software system to further enable automation, as well as effective and timely reviews of financial information.
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
The agreement governing our 2021 Revolving Facility requires us to meet certain operating and financial covenants and places restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business
The Revolving Facility that we entered into in July 2021, or the 2021 Revolving Facility contains affirmative and negative covenants, indemnification provisions and events of default. The affirmative covenants include, among others, administrative, reporting and legal covenants, in each case subject to certain exceptions. The negative covenants include, among others, limitations on our and certain of our subsidiaries’ abilities to carry out the following, in each case subject to certain exceptions:
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
We are subject to fluctuations in interest rates
Borrowings under the 2021 Revolving Facility are subject to variable rates of interest and expose us to interest rate risk. Sharp changes in interest rates could adversely affect us if amounts are outstanding under the 2021 Revolving Facility. In the future, we may enter into contractual arrangements designed to hedge our exposure to changes in interest rates. If we enter into derivative financial instruments to mitigate interest rate risk in the future, we may not maintain interest rate swaps, caps or other applicable financial instruments with respect to all of our indebtedness, and any financial instrument we enter into may not fully mitigate our interest rate risk, may prove disadvantageous or may create additional risks. If these hedging arrangements are unsuccessful, we may experience an adverse effect on our business, results of operations, financial condition and future prospects.

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
Changes in tax laws or tax rulings could affect our financial condition, results of operations, and cash flows
The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations or rulings, or changes in interpretations of existing laws and regulations, could affect our financial condition, results of operations and cash flows. For example, the 2017 Tax Cuts and Jobs Act, or Tax Act, made broad and complex changes to the U.S. tax code, including changes to U.S. federal tax rates, additional limitations on the deductibility of interest, both positive and negative changes to the utilization of net operating loss, or NOL carryforwards, allowing for the expensing of certain capital expenditures, and putting into effect the migration from a “worldwide” system of taxation to a largely territorial system. The issuance of additional regulatory or accounting guidance related to the Tax Act could affect our tax obligations and effective tax rate in the period issued. In addition, many countries in Europe, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in the countries where we do business or require us to change the manner in which we operate our business.
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
Changes in our effective tax rate or tax liability may have an adverse effect on our results of operations
We are subject to income taxes in the U.S. and various foreign jurisdictions. The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are many transactions where the ultimate tax determination is uncertain. We believe that our provision for income taxes is reasonable, but the ultimate tax outcome may differ from the amounts recorded in our unaudited condensed consolidated financial statements and may affect our financial results in the period or periods in which such outcome is determined.
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
We are subject to stringent and changing laws, regulations and standards, and contractual obligations related to data privacy and security. The actual or perceived failure to comply with applicable data protection, privacy and security laws, regulations, standards, and other requirements could adversely affect our business, results of operations, and financial conditions
In the ordinary course of business, we process sensitive information. Our data processing activities may subject us to numerous privacy and data security obligations, such as various foreign and domestic laws, regulations, guidance, standards, external and internal privacy and data security policies, contracts, and other obligations regarding privacy and data security governing the processing of personal information by us and on our behalf. Privacy and data security has become a significant issue worldwide. The global regulatory framework for privacy and data security issues is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many government bodies and agencies have adopted or are considering adopting laws and regulations regarding the processing of personal information and breach notification procedures. Interpretation of these laws, rules and regulations in applicable jurisdictions is ongoing, may not be fully determined at this time and may conflict across jurisdictions. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model.
In the United States, federal, state, and local governments have enacted numerous privacy and data security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws (e.g. Section 5 of the Federal Trade Commission Act). For example, the California Consumer Privacy Act of 2018, or CCPA, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches. In addition, the California Privacy Rights Act of 2020, or CPRA, which goes into effect on January 1, 2023, gives California residents the ability to limit the use of their personal information, further restricts the use of cross-contextual advertising, establishes restrictions on the retention of personal information, expands the types of data breaches subject to the CCPA’s private right of action, provides for increased penalties for CPRA violations concerning California residents under the age of 16, and establishes a new California Privacy Protection Agency to implement and enforce the new law. Other states have also enacted privacy laws. For example, Virginia enacted the Virginia Consumer Data Protection Act, or CDPA, which becomes effective on January 1, 2023, and Colorado enacted the Colorado Privacy Act, or CPA, which takes effect on July 1, 2023. Additional laws have been proposed at the federal, state, and local level in recent years, which could further complicate compliance efforts.
Additionally, compliance with any other applicable privacy and data security laws, such as the Gramm-Leach-Bliley Act and Code Section 7216, and applicable regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms to provide for compliance with the new data protection rules.
The global data protection landscape is also rapidly evolving outside the United States. For example, in May 2018, the General Data Protection Regulation, or GDPR, went into effect in the EU. The GDPR imposes stringent data protection requirements and to date, has increased compliance burdens on us, including by mandating burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and process information about them. The GDPR also provides for more robust regulatory enforcement and greater penalties for noncompliance than previous data protection laws, including fines of up to €20 million or 4% of global annual revenue of any noncompliant company for the preceding financial year, whichever is greater. Further, individuals and consumer protection organizations authorized at law to represent individual interests may initiate litigation relating to the processing of personal data. Other jurisdictions have adopted laws similar in construction to the GDPR or regulatory frameworks of equivalent complexity. For example, the United Kingdom adopted the GDPR into its national law (“UK GDPR”), Brazil enacted the General Data Protection Law, New Zealand enacted the New Zealand Privacy Act, and China adopted the Personal Information Protection Law.
Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which may make it more difficult for us to transfer personal data across jurisdictions (such as transferring or receiving personal data that originates in the EU or in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the GDPR generally prohibits the transfer of personal information to countries outside of the European Economic Area (“EEA”) that the European Commission does not consider to provide an adequate level of privacy and data security, such as the United States. The European Commission released a set of Standard Contractual Clauses (“SCCs”) that are designed to be a valid transfer mechanism to facilitate personal data transfers out of the EEA to these jurisdictions. Currently, these SCCs are a valid mechanism to transfer personal data outside of the EEA. Additionally, the SCCs impose additional compliance burdens, such as conducting transfer and impact assessments to determine whether additional security measures are necessary to protect the at-issue data. In addition, Switzerland and the UK similarly restrict personal data transfers outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection, and certain countries outside Europe (e.g., Russia, China, Brazil) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations, limit our ability to collaborate with parties that are subject to cross-border data transfer or localization laws, or require us to increase our data processing capabilities and infrastructure in foreign jurisdictions at significant expense.
Any failure or perceived failure by us or third parties working on our behalf to comply with applicable privacy and data security obligations may result in governmental enforcement actions (including investigations, fines, penalties, audits, judgments, and settlements), civil claims, litigation, additional reporting requirements and/or oversight, bans on processing personal data, orders to destroy or not use personal data, damage to our brand and reputation, loss of goodwill (both in relation to existing customers and prospective customers), loss of customers, interruptions or stoppages in our business operations, limited ability to commercialize our products, expenditure of time and resources to defend any claim or inquiry, or revision or restructuring of our operations, any of which could have a material adverse effect on our business, operations and financial performance.
Additionally, some providers of consumer devices and web browsers have implemented, or announced plans to implement, means to make it easier for Internet users to prevent the placement of cookies or to block other tracking technologies, which could, if widely adopted, result in the use of third-party cookies and other methods of online tracking becoming significantly less effective. For example, Apple introduced an iOS update in April 2021 that allowed users to more easily opt-out of tracking of activity across devices, and Google has announced that it intends to phase out third-party cookies in its Chrome browser, which could make it more difficult for us to target advertisements. The regulation of the use of these cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such practices could adversely affect our business, financial condition and results of operations.
In addition to data privacy and security laws, we may be contractually subject to other data privacy and security obligations, including industry standards adopted by industry groups, and may become subject to new data privacy and security obligations in the future. For example, we may be subject to the Payment Card Industry Data Security Standard (“PCI DSS”). The PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with PCI-DSS can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and revenue losses. We may also rely on vendors to process payment card data, and those vendors may be subject to PCI DSS, and our business may be negatively affected if our vendors are fined or suffer other consequences as a result of PCI DSS noncompliance.
Other government agencies are also undertaking measures to strengthen the security of their systems and protect the integrity of their databases. In 2019, the United States Patent and Trademark Office, or USPTO, began requiring anyone accessing the Trademark Electronic Access System, or TEAS, to log into a USPTO.gov account with two-step authentication. On January 8, 2022, the USPTO built on that requirement by introducing an identity verification process that requires users to verify their identity and authenticate their USPTO.gov account. This process leverages technology by ID.me and is intended to ensure that account holders are who they say they are. As part of this initiative, to access TEAS, users will be required to select one of four filing roles: a trademark owner, U.S. licensed attorney, Canadian attorney/agent, or attorney support staff. We expect this change to become a mandatory requirement sometime in the near future, and accordingly impact our ability to log into TEAS and complete trademark applications on behalf of our do-it-yourself customers. In anticipation of this requirement, we have made certain changes to our business practices and have eliminated our do-it-yourself trademark filing product, which may have a revenue impact on the business.
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
Our internal computer systems, cloud-based computing services, and those of our current and any future third-party service providers are vulnerable to a variety of evolving threats. Cyberattacks and other malicious internet-based activity, such as computer malware, hacking and phishing attempts, continue to increase. In addition to traditional computer “hackers,” malicious code (such as viruses, worms and ransomware), social engineering, cyber extortion and personnel theft or misuse, sophisticated nation-state and nation-state supported actors now engage in similar attacks (including advanced persistent threat intrusions). Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
We have adopted a remote-first policy, which permits all employees to work remotely or virtually indefinitely unless the nature of the employee’s job requires their in-office presence. This policy, which results in a predominantly remote workforce, may pose additional data security risks to our information technology systems and data, as more of our employees work from home and utilize network connections outside our premises. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Any of the previously identified or similar threats could cause a security breach or other interruption. A security breach or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information.
We may expend significant resources or modify our business activities to try to protect against security breaches. In addition, certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information. We cannot guarantee that our security measures to protect customer information and prevent data loss and other security breaches will be sufficient to protect against unauthorized access to, or other compromise of, personal information confidential or proprietary information. The techniques used to sabotage or to obtain unauthorized access to our platform, systems, networks and/or physical facilities in which data is stored or through which data is transmitted change frequently, and we have not always been able in the past and may be unable in the future to anticipate such techniques or implement adequate preventative measures or stop security breaches that may arise from such techniques. As a result, our safeguards and preventive measures may not be adequate to prevent past, current or future cyberattacks and security breaches, including security breaches that may remain undetected for extended periods of time, which can substantially increase the potential for a material adverse impact resulting from the breach. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.
Like many companies, we rely on third-party service providers to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, employee email, and other functions. We may share or receive sensitive information with or from third parties. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place.
If we, or third parties upon which we rely, experience or are perceived to have experienced (in the past or future) a security breach, we may experience adverse consequences. Applicable data privacy and security obligations may require us to to notify relevant stakeholders,which may include affected individuals, regulatory authorities, or customers of security breaches. We operate in an industry that is prone to cyberattacks. We have experienced security breaches for which we were legally required to notify individuals, customers, regulators, the media and others. Data breach notification disclosures are costly,and could lead adverse consequences. In addition, the costs to respond to a cybersecurity event or to mitigate any security vulnerabilities that may be identified could be significant, including costs for remediating the effects of such an event, paying a ransom, restoring data from backups and conducting data analysis to determine what data may have been affected by the breach. In addition, our efforts to contain or remediate a security breach or any vulnerability exploited to cause a breach may be unsuccessful, and efforts and any related failures to contain or remediate them could result in interruptions, delays, loss in customer trust, harm to our reputation and increases to our insurance coverage.
Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We may not have adequate insurance coverage for security incidents or breaches, including fines, judgments, settlements, penalties, costs, attorney fees and other impacts that arise out of such breaches. We cannot assure you that our cyber liability insurance coverage will be adequate to cover liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. Our risks are likely to increase as we continue to expand, grow our customer base, and process, increasingly large amounts of sensitive information.
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
A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is performing well
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. At March 31, 2022, we had approximately 199 million outstanding shares of common stock, of which more than 87 million shares are currently restricted as a result of securities laws, that restrict transfers, subject to certain exceptions.
The holders of approximately 134 million shares of our common stock, are entitled to rights pursuant to an investors’ rights agreement and related agreements, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If these holders of our common stock sell a large number of shares by exercising their registration rights, they could adversely affect the market price for our common stock. If we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired.
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
Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions
Based upon our shares of our common stock outstanding as of March 31, 2022, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 63.4% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.
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
We may also be subject to more stringent state law requirements. Compliance costs and penalties or other adverse impacts as a result of non-compliance (including reputational impacts) may adversely affect our business. For example, in 2020 California passed a law that generally requires public companies with principal executive offices in California to have a minimum number of females on the company’s board of directors and imposes fines on companies that do not comply. Because our board of directors included only two female directors as of December 31, 2021, the law allows the California Secretary of State to issue us a fine and we could be viewed negatively by investors, customers, employees, and other stakeholders.
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
The COVID-19 pandemic has caused economic instability and uncertainty and potential adverse effects on our business, financial condition, results of operations and prospects are difficult to predict
The COVID-19 pandemic has caused economic instability and uncertainty globally, which has had an ongoing impact on consumer spending patterns, the success of small businesses and the formation of new small businesses. Since the onset of the pandemic, these factors have contributed to variation in our operating results relative to historical and seasonal trends. For example, during its initial phase in the first quarter of 2020, the pandemic had a temporary negative impact on our business as demand for our products and services decreased with the onset of government shelter-in-place directives. By the second quarter of 2020, we began to experience tailwinds from the pandemic as individuals and small businesses turned to online services given the relative inaccessibility of offline alternatives as well as due to the availability of government stimulus checks. These tailwinds then subsided in the back half of 2021 due to the easing of government stimulus supporting individuals and small businesses impacted by the pandemic.
In the future, the pandemic may have a material adverse impact on our business and financial performance, the severity and duration of which will depend on many factors beyond our control, including the emergence of new variants of the COVI-19 virus, and the actions of governments, businesses and other enterprises in response to the pandemic, the effectiveness of those actions, and the effectiveness of vaccines. Companies continue to take precautions, such as requiring employees to work remotely, imposing travel restrictions and vaccination requirements and temporarily closing businesses. Likewise, we have implemented a Remote-First policy intended to enable employees to work remotely in perpetuity unless the nature of their work requires in-office presence or if they otherwise choose to work in an office environment. To the extent that these restrictions remain in place, additional prevention and mitigation measures are implemented in the future, or there is uncertainty about the effectiveness of these or any other measures to contain or treat COVID-19 and its variants, there has been and continues to be an adverse impact on global economic conditions and consumer confidence and spending, which could adversely affect our business as well as the demand for our products. The fluid nature of the COVID-19 pandemic and uncertainties regarding the related economic impact are likely to result in sustained market turmoil, which could also have an adverse effect on our business, financial condition, results of operations and future prospects.
As new COVID-19 variants emerge, our customers may be impacted if governments implement regional business closures, quarantines, travel restrictions and other social distancing directives to slow the spread of the virus, all of which could also make it considerably more difficult to develop, enhance and support our products and services, which may cause our results of operations and financial condition to suffer. To the extent our customers’ operations are negatively impacted, our customers may reduce demand for or spending on our products, or customers may delay payments to us or request payment or other concessions. There may also be significant reductions or volatility in demand for our services, as well as the temporary inability of customers to purchase our products due to illness, quarantine or financial hardship, shifts in demand away from one or more of our products, decreased consumer confidence and spending or pantry-loading activity, any of which may negatively impact our results, including as a result of an increased difficulty in planning for operations.
There could be increased volatility in our stock price related to the pandemic, which could result in the loss of some or all of the value of an investment in LegalZoom.
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
We adopted ASC 842 effective January 1, 2022. Refer to Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion on the evaluated impact ASC 842 will have on our unaudited condensed consolidated financial statements and related disclosures. Our prior historical financial information for the year ended December 31, 2021 and 2020, as well as prior periods, will continue to be reported in accordance with historical accounting standards. These or other changes to existing rules may adversely impact our operating results and affect the comparability of our results from period to period.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
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
Stock repurchase activity during the three months ended March 31, 2022 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be purchased Under the Plans
March 1, 2022 through March 31, 2022	78,687	$14	78,687	$148,897,991
Total	78,687	$14	78,687

Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
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

10.1+
Amendment to Employment Agreement, by and between LegalZoom.com, Inc. and Noel Watson dated March 12, 2022 (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2022).

10.2+
Second Amendment to Employment Agreement, by and between LegalZoom.com, Inc. and Shrisha Radhakrishna, dated March 11, 2022. (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2022).

10.3*+	Amendment to Employment Agreement, by and between LegalZoom Inc. and Dan Wernikoff dated April 21,2022.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2022 were formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statement of Stockholders’ Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
______________
*    Filed herewith.
+    Indicates a management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LegalZoom.Com, Inc.

Date: May 16, 2022	By:	/s/ Dan Wernikoff
Dan Wernikoff
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 16, 2022		/s/ Noel Watson
Noel Watson
Chief Financial Officer
(Principal Financial and Accounting Officer)