Form 10-Q
period 2022-06-30
LEGALZOOM.COM, INC.
filed 2022-08-11
CIK 1286139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No  ☒
As of August 5, 2022, the registrant had outstanding 194,559,013 shares of common stock, $0.001 par value per share, outstanding.

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
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to: the magnitude and duration of the COVID-19 pandemic; the impact of macroeconomic challenges, including as a result of inflation, global conflict, supply chain issues and recessionary concerns; fluctuations or declines in the number of business formations; our ability to provide high-quality services, customer care and customer experience and add new services that meet our customers’ expectations; our ability to attract and maintain subscribers and convert our transactional customers to subscribers; our ability to drive additional purchases and cross-sell to existing customers; our ability to hire and retain top talent and motivate our employees; our ability to maintain and expand strategic relationships with third parties, changes in the U.S. legal and regulatory landscape; and the other important factors discussed in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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

Part I
Item 1. Condensed Consolidated Financial Statements (Unaudited)
LegalZoom.com, Inc.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par values)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$215,537	$239,297
Accounts receivable, net	12,993	10,635
Prepaid expenses and other current assets	13,860	16,589
Total current assets	242,390	266,521
Property and equipment, net	49,342	47,013
Goodwill	59,933	59,910
Intangible assets, net	14,570	16,031
Operating lease right-of-use assets	6,961	—
Deferred income taxes	25,685	27,653
Available-for-sale debt securities	1,182	1,122
Other assets	13,319	12,765
Total assets	$413,382	$431,015
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,404	$31,788
Accrued expenses and other current liabilities	55,820	50,817
Deferred revenue	163,140	146,364
Operating lease liabilities	1,542	—
Total current liabilities	238,906	228,969
Operating lease liabilities, non-current	4,842	—
Deferred revenue	1,137	1,554
Other liabilities	2,841	2,941
Total liabilities	247,726	233,464
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000 shares authorized at June 30, 2022, none issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 1,000,000 shares authorized; 196,079 shares and 198,084 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	196	198
Additional paid-in capital	994,558	947,160
Accumulated deficit	(830,952)	(748,012)
Accumulated other comprehensive income (loss)	1,854	(1,795)
Total stockholders’ equity	165,656	197,551
Total liabilities and stockholders’ equity	$413,382	$431,015
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$163,867	$150,432	$318,076	$285,064
Cost of revenue	57,393	49,859	113,333	93,819
Gross profit	106,474	100,573	204,743	191,245
Operating expenses:
Sales and marketing	72,945	65,431	149,819	136,792
Technology and development	16,197	28,426	34,156	38,925
General and administrative	28,969	33,845	58,457	47,010
Impairment of long-lived and other assets	—	379	—	379
Total operating expenses	118,111	128,081	242,432	223,106
Loss from operations	(11,637)	(27,508)	(37,689)	(31,861)
Interest income (expense), net	29	(9,312)	(24)	(17,966)
Other (expense) income, net	(2,022)	420	(3,566)	668
Loss before income taxes	(13,630)	(36,400)	(41,279)	(49,159)
(Benefit from) provision for income taxes	(451)	1,995	2,509	(941)
Net loss	$(13,179)	$(38,395)	$(43,788)	$(48,218)
Net loss per share attributable to common stockholders—basic and diluted:	$(0.07)	$(0.31)	$(0.22)	$(0.38)
Weighted-average shares used to compute net loss per share attributable to common stockholders—basic and diluted:	197,819	125,423	198,040	125,245
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(13,179)	$(38,395)	$(43,788)	$(48,218)
Other comprehensive income, net of tax:
Change in foreign currency translation adjustments:	2,209	(204)	3,611	(351)
Change in available-for-sale debt securities:
Unrealized gains (loss)	—	(41)	38	(28)
Total change in available-for-sale debt securities	—	(41)	38	(28)
Change in unrealized gain on cash flow hedges:
Unrealized gain on interest rate cap and swaps	—	270	—	2,351
Reclassification of prior hedge effectiveness and losses from interest rate cap and swaps to net loss	—	1,298	—	2,315
Total net changes in cash flow hedges	—	1,568	—	4,666
Total other comprehensive income	2,209	1,323	3,649	4,287
Total comprehensive loss	$(10,970)	$(37,072)	$(40,139)	$(43,931)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	198,084	$198	$947,160	$(748,012)	$(1,795)	$197,551
Issuance of common stock upon exercise of stock options	202	—	225	—	—	225
Issuance of common stock upon vesting of restricted stock awards	392	—	—	—	—	—
Stock-based compensation	—	—	22,346	—	—	22,346
Repurchased common stock	(79)	—	—	(1,102)	—	(1,102)
Other comprehensive income	—	—	—	—	1,440	1,440
Net loss	—	—	—	(30,609)	—	(30,609)
Balance at March 31, 2022	198,599	$198	$969,731	$(779,723)	$(355)	$189,851
Issuance of common stock upon exercise of stock options and ESPP	174	—	1,262	—	—	1,262
Issuance of common stock upon vesting of restricted stock awards	268	1	(1)	—	—	—
Shares surrendered for settlement of minimum statutory tax withholdings	(1)	—	(30)	—	—	(30)
Stock-based compensation	—	—	23,596	—	—	23,596
Repurchased common stock	(2,961)	(3)	—	(38,050)	—	(38,053)
Other comprehensive income	—	—	—	—	2,209	2,209
Net loss	—	—	—	(13,179)	—	(13,179)
Balance at June 30, 2022	196,079	$196	$994,558	$(830,952)	$1,854	$165,656

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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(43,788)	$(48,218)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,933	7,829
Amortization of right-of-use asset	852	—
Amortization of debt issuance costs	112	1,273
Amortization of prior hedge effectiveness	—	3,076
Impairment of other equity securities	170	—
Impairment of long-lived assets	—	379
Stock-based compensation	44,712	48,584
Deferred income taxes	1,955	(1,612)
Change in fair value of financial guarantee	—	(150)
Change in fair value of derivative instruments	—	28
Change in fair value of contingent consideration	(150)	—
Unrealized foreign exchange loss (gain)	3,405	(401)
Other	(1)	4
Changes in operating assets and liabilities:
Accounts receivable	(2,357)	(2,308)
Prepaid expenses and other current assets	(417)	(1,693)
Other assets	(345)	(668)
Accounts payable	(13,553)	7,891
Accrued expenses and other liabilities	8,156	3,195
Operating lease liabilities	(1,642)	—
Income tax payable	15	(276)
Deferred revenue	16,700	23,763
Net cash provided by operating activities	24,757	40,696
Cash flows from investing activities
Proceeds from acquisition working capital adjustment	307	—
Purchase of property and equipment	(10,379)	(6,004)
Net cash used in investing activities	(10,072)	(6,004)
Cash flows from financing activities
Repayment of capital lease obligations	—	(16)
Repayment of 2018 Term Loan	—	(2,675)
Repayment of hybrid debt	—	(1,332)
Payment of initial public offering costs	—	(2,794)
Payment of contingent consideration	(600)	(500)
Payment of special dividends	—	(47)
Repurchase of common stock	(39,155)	—
Shares surrendered for settlement of minimum statutory tax withholding	(30)	(209)
Proceeds from issuance of stock under employee stock plans	1,487	327
Net cash used in financing activities	(38,298)	(7,246)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows (continued)
(In thousands)

	Six Months Ended June 30,
	2022	2021
Effect of exchange rate changes on cash and cash equivalents	(147)	56
Net (decrease) increase in cash and cash equivalents, and restricted cash equivalents	(23,760)	27,502
Cash and cash equivalents, and restricted cash equivalents, at beginning of the period	239,297	139,470
Cash and cash equivalents at end of the period	$215,537	$166,972

Non-cash investing and financing activities
Purchase of property and equipment included in accounts payable and accrued expenses and other current liabilities	869	584
Change in fair value of hedged interest rate swaps and interest rate cap	—	(3,133)
Capitalized stock-based compensation	1,230	13
Deferred offering costs included in accounts payable and accrued expenses and other current liabilities	—	2,678
Deferred financing costs included in accounts payable and accrued expenses and other current liabilities	—	742
Right-of-use assets under operating leases	7,814	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of the Business
LegalZoom.com, Inc., or the Company, was initially formed as a California corporation in 1999 and reincorporated as a Delaware corporation in 2007. LegalZoom.com, Inc., and its wholly owned subsidiaries, referred to herein as “we,” “us,” or “our,” has its executive headquarters in Glendale, California, its operational headquarters in Austin, Texas and additional locations in Frisco and San Antonio, Texas, Beaverton, Oregon and London in the United Kingdom, or U.K. We are a provider of services that meet the legal needs of small businesses and consumers. Our position at business inception allows us to become a trusted business advisor, supporting the evolving needs of a new business across its lifecycle. Along with formation, our offerings include ongoing compliance and tax advice and filings, trademark filings, and estate plans. Additionally, we have insights into our customers and leverage our offerings as a channel to introduce small businesses to leading brands in our partner ecosystem, solving even more of their business needs.
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
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America, or GAAP for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2021. The December 31, 2021 condensed consolidated balance sheet was derived from our audited consolidated financial statements as of that date. Our unaudited condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the unaudited condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. There have been no significant changes in accounting policies during the three and six months ended June 30, 2022 from those disclosed in the annual consolidated financial statements for the year ended December 31, 2021 and the related notes, except as noted below in the Recently Adopted Accounting Pronouncements.
The operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results expected for the full year ending December 31, 2022.
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
The extent to which COVID-19 continues to impact our business and financial results will depend on numerous continuously evolving factors including, but not limited to, the magnitude and duration of COVID-19, including resurgences; the impact on our employees; the extent to which it will impact worldwide macroeconomic conditions, including interest rates, employment rates, and health insurance coverage; the speed and degree of the anticipated recovery, as well as variability in such recovery across different geographies, industries, and markets; and governmental and business reactions to the pandemic. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of COVID-19 as of June 30, 2022 and through the date of the issuance of these unaudited condensed consolidated financial statements. The accounting matters assessed included, but were not limited to, our allowance for doubtful accounts, sales allowances, and the carrying value of goodwill and other long-lived assets. While there was not a material impact as a result of COVID-19 on our unaudited condensed consolidated financial statements at and for the three and six months ended June 30, 2022, our future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to our consolidated financial statements in future reporting periods.
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
Revenue outside of the U.S., based on the location of the customer, represented less than 1% of our unaudited consolidated revenue for the three and six months ended June 30, 2022 and 2021, respectively. Our property and equipment located outside of the U.S. was less than 1% of our consolidated property and equipment as of June 30, 2022 and December 31, 2021.
Foreign Currency
The British Pound Sterling is the functional currency for our foreign subsidiaries. The financial statements of these foreign subsidiaries are translated to U.S. Dollars using period-end rates of exchange for assets and liabilities, historical rates of exchange for equity, and average rates of exchange for the period for revenue and expenses. Translation gains and losses are recorded in accumulated other comprehensive loss as a component of our unaudited consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit). We recognized foreign currency transaction losses of $2.0 million and gains of $0.3 million during the three months ended June 30, 2022 and 2021, respectively, and losses of $3.4 million and gains of $0.4 million during the six months ended June 30, 2022 and 2021, respectively.
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
Due to a large and diverse customer base, no individual customer represented more than 1% of total revenue for the three and six months ended June 30, 2022 and 2021. At June 30, 2022 and December 31, 2021, there were no customers with an outstanding balance of 10% or more of our accounts receivable balance.
Leases
Financial information related to periods prior to adoption will be as originally reported under the Financial Accounting Standards Board, or FASB, Accounting Standard Codification, or ASC No. 840, Leases, or ASC 840. On January 1, 2022, we recorded operating lease right-of-use, or ROU assets of $5.7 million and operating lease liabilities of $5.9 million. The difference between the leased assets and lease liabilities represents the existing deferred rent liabilities balance at adoption, resulting from historical straight-line recognition of operating leases, which was reclassified upon adoption to reduce the measurement of the leased assets. The adoption of the standard did not have a material impact on our stockholders’ equity, results of operations, or cash flows.
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
We determined whether an arrangement is a lease, or contains a lease, at inception if we are able to identify an asset and can conclude we have the right to control the identified asset for a period of time. Leases are included in operating lease ROU assets and operating lease liabilities in the accompanying unaudited condensed consolidated balance sheets. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheet.
ROU assets represent our right to control an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use the incremental borrowing rate based on the information available at commencement date in determining the discount rate used to present value lease payments. We used the incremental borrowing rate on January 1, 2022 for operating leases that commenced on or prior to that date. The incremental borrowing rate used is estimated based on what we would be required to pay for a collateralized loan over a similar term. Our leases typically do not include any residual value guarantees, bargain purchase options, or asset retirement obligations.
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

Revenue from our transaction, subscription and partner revenue is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Transaction	$66,532	$73,360	$130,616	$134,748
Subscription	91,285	69,384	175,672	134,877
Partner	6,050	7,688	11,788	15,439
Total revenue	$163,867	$150,432	$318,076	$285,064
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
Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit losses: Measurement of Credit Losses on Financial Instruments (Topic 326), or Topic 326, which revises the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses on financial instruments, including, but not limited to, available-for-sale debt securities and accounts receivable. Based upon our current filing status, Topic 326 is effective for our annual reporting period beginning on January 1, 2023. We are currently evaluating the impact of the adoption of Topic 326 on our consolidated financial statements.
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
In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement—Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (Topic 820), or Topic 820, which clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. Based upon our current filing status, the amendments are effective for fiscal years, beginning after December 15, 2024. We are currently evaluating the impact of the adoption on our consolidated financial statements.

Note 3. Other Financial Statement Information
Accounts Receivable
Changes in the allowance consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$3,633	$4,709	$4,060	$5,256
Add: amounts recognized as a reduction of revenue	2,471	1,445	4,193	3,027
Add: bad debt expense recognized in general and administrative expense	68	16	140	30
Less: write-offs, net of recoveries	(1,664)	(1,056)	(3,885)	(3,199)
Ending balance	$4,508	$5,114	$4,508	$5,114
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
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Prepaid expenses	$9,292	$10,968
Deferred cost of revenue	2,118	1,819
Capitalized cloud computing development costs	869	867
Other current assets	1,581	2,935
Total prepaid expenses and other current assets	$13,860	$16,589
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued payroll and related expenses	$18,741	$21,858
Accrued vendor payables	15,003	18,239
Accrued advertising	11,621	426
Sales allowances	4,570	4,862
Accrued sales, use and business taxes	3,380	2,678
Other	2,505	2,754
Total accrued expenses and other current liabilities	$55,820	$50,817

Depreciation and Amortization
Depreciation and amortization expense of our property and equipment, including capitalized internal-use software, and intangible assets consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$2,184	$1,398	$4,254	$3,076
Sales and marketing	1,879	1,323	3,754	2,798
Technology and development	692	584	1,418	1,171
General and administrative	784	358	1,507	784
Total depreciation and amortization expense	$5,539	$3,663	$10,933	$7,829
Deferred revenue
Deferred revenue as of June 30, 2022 and December 31, 2021 was $164.3 million and $147.9 million, respectively. Revenue recognized in the three months ended June 30, 2022 and 2021 that was included in deferred revenue at March 31, 2022 and 2021 was $93.3 million and $77.5 million, respectively. Revenue recognized in the six months ended June 30, 2022 and 2021, respectively, that was included in deferred revenue as of December 31, 2021 and 2020 was $123.9 million and $102.3 million, respectively. .
We have omitted disclosure on the transaction price allocated to remaining performance obligations and estimated timing of revenue recognition as our contracts with customers that have a duration of more than one year are immaterial.
Note 4. Acquisitions
Earth Class Mail, Inc.
In November 2021, we acquired all of the outstanding equity interests in Earth Class Mail, Inc., or Earth Class Mail, a company that provides virtual mailbox solutions for small businesses, in line with our strategy to scale our existing business through building in-house adjacencies. The total cash paid was $61.2 million, inclusive of a working capital adjustment of $0.3 million. Intangible assets acquired from Earth Class Mail included customer relationships of $10.6 million, developed technology of $5.4 million and trade names of $0.2 million, which are being amortized over their estimated useful life using the straight-line method. Goodwill of $48.6 million arising from the acquisition consisted largely of the assembled workforce and synergies expected from combining Earth Class Mail into our operations.
The purchase accounting for the Earth Class Mail acquisition remains incomplete with respect to acquired intangible assets as management continues to gather and evaluate information about circumstances that existed as of the acquisition date. Measurement period adjustments will be recognized in the reporting period in which the adjustment amounts are determined within 12 months from the acquisition date.
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
At June 30, 2022, and December 31, 2021, we had no amounts outstanding under our 2021 Revolving Facility or any outstanding letters of credit and were in compliance with all financial covenants.
Note 6. Derivative Financial Instruments
Interest Rate Swaps
At June 30, 2021, we held interest rate swap contracts with an aggregate notional amount of $395.0 million, which were designated as cash flow hedges. In July 2021, upon the full repayment of our 2018 Term Loan, our interest rate swaps were discontinued as cash flow hedges and were subsequently extinguished.
Financial Guarantee
In June 2021, our financial guarantee of the personal loan of a former executive officer was waived prior to our IPO. The associated restricted cash equivalent of $25.0 million became unrestricted and was reclassified to cash and cash equivalents. The change in fair value of our financial guarantee was not material to our unaudited condensed consolidated financial statements for the six months ended June 30, 2021.
Note 7. Commitments and Contingencies
Operating Leases
We conduct operations from certain leased facilities in various locations. At June 30, 2022, we had various non-cancelable operating leases for office space and equipment, which expire between July 31, 2022 and September 30, 2029, which represent the non-cancelable periods of the leases and include extension options that we determined are reasonably certain to be exercised. We exclude extension options that are not reasonably certain to be exercised from our lease terms. Our lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms. We often receive customary incentives from our landlords, such as reimbursements for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for these leases.
Operating lease ROU assets and liabilities on our condensed consolidated balance sheets represent the present value of our remaining lease payments over the remaining lease terms. We do not allocate lease payments to non-lease components. We use our incremental borrowing rate to calculate the present value of our lease payments, as the implicit rates in our leases are not readily determinable.
At June 30, 2022, the maturities of our remaining operating lease liabilities were as follows (in thousands, except years and percentages):

June 30, 2022

2022	$898
2023	1,763
2024	1,355
2025	814
2026	776
Thereafter	1,304
Total minimum lease payments	$6,910
Less: Effects of discounting	526
Present value of lease liabilities under ASC 842	6,384
Less: current portion	1,542
Long-term lease liabilities	$4,842
Weighted-average remaining lease term	4.8 years
Weighted-average incremental borrowing rate	3.25%
The component of our lease costs included in our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2022, were as follows (in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Lease cost
Operating lease cost	$524	$939
Other variable cost	61	177
Net lease cost	$585	$1,116
At June 30, 2022, we had lease agreements with commencement dates beginning on or after July 1, 2022. The total future aggregate minimum lease payments for such lease agreements calculated under ASC 842 were as follows (in thousands):

Operating Leases

2022	$134
2023	807
2024	832
2025	857
2026	882
Thereafter	2,644
Total minimum lease payments	$6,156
Less: Effects of discounting	707
Present value of lease liabilities under ASC 842	$5,449

Total future aggregate minimum lease payments calculated under ASC 840 as of December 31, 2021 were as follows (in thousands):

Operating Leases

2022	$2,372
2023	1,101
2024	867
2025	550
2026	505
Thereafter	1,033
Total minimum lease payments under ASC 840	$6,428
Advertising, Media and Other Commitments
We use a variety of media to advertise our services, including search engine marketing, television and radio. At June 30, 2022, we had non-cancelable minimum advertising and media commitments for future advertising spots of $17.1 million, substantially all of which will be paid over a two year period. We also have non-cancelable agreements with various vendors, which require us to pay $55.4 million over a 5-year period, of which $42.2 million remains to be paid as of June 30, 2022.
Legal Proceedings
We received a demand letter dated April 20, 2020 from service partner Dun & Bradstreet alleging that Dun & Bradstreet had overpaid us for services. The letter alleges these overpayments occurred between 2015 and 2019, amounted to $5.6 million, and were caused by overreporting by us. The parties have continued to negotiate, and no claim has been filed. We deny and will continue to deny all of the allegations and claims asserted by Dun & Bradstreet, including, but not limited to, any allegation that Dun & Bradstreet has suffered any harm or damages. We believe we have meritorious defenses to the claims and will vigorously defend any action. While there is at least a reasonable possibility that a loss may be incurred, we have not recorded any loss or accrual in the accompanying unaudited condensed consolidated financial statements at June 30, 2022 for this matter as a loss is not probable.
In July 2021, Legalinc Corporate Services Inc., LegalZoom’s wholly owned subsidiary, or Legalinc, received a citation from the Wyoming Secretary of State of Wyoming regarding Legalinc’s registered agent services in Wyoming. The citation alleges that Legalinc failed to comply with Wyoming’s Registered Offices and Agents Act when carrying out its registered agent business in the state, and assessed an initial $4.1 million penalty and revoked Legalinc’s status as a commercial registered agent in Wyoming. Legalinc has requested a hearing to review the matter and is engaging in negotiations with the State. We are unable to predict the ultimate outcome of this matter. While there is at least a reasonable possibility that a loss may be incurred, we have not recorded any loss or accrual in the accompanying unaudited condensed consolidated financial statements at June 30, 2022 for this matter as a loss is not probable. If this matter is not resolved in our favor, the losses arising from the result of a final ruling, hearing or settlements may have a material adverse effect on our results of operations, cash flows and financial condition.
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

Note 8. Stockholders’ Equity
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
During the six months ended June 30, 2022, using the Rule 10b5-1 plans, we repurchased a total of 3,039,443 shares of our common stock through open market purchases at an average per share price of $12.88 for a total repurchase of $39.2 million including broker commission. The repurchases were recorded as a reduction to stockholders' equity. We have made additional repurchases under the share repurchase program subsequent to June 30, 2022 of 1,537,158 shares of our common stock through open market purchases, amounting to $15.1 million, as of the date of filing.
Note 9. Stock-based Compensation
Stock-based Compensation Expense
We recorded stock-based compensation expense in the following categories in the accompanying unaudited condensed consolidated statements of operations and balance sheets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$1,331	$762	$1,608	$821
Sales and marketing	3,536	5,143	6,661	5,350
Technology and development	4,148	17,619	8,446	18,145
General and administrative	13,832	21,430	27,997	24,580
Total stock-based compensation expense	22,847	44,954	44,712	48,896
Amount capitalized to internal-use software	749	13	1,230	26
Total stock-based compensation expense	$23,596	$44,967	$45,942	$48,922
The change in compensation expense is due to certain award modifications in connection with our IPO in 2021 as described in “Modification of Stock-Based Compensation Awards” below.
Stock Options
Stock option activity for the six months ended June 30, 2022 is as follows (in thousands, except weighted-average exercise price and remaining contract life):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	15,274	$10.47	8.0	$97,094
Granted	2,766	14.15
Exercised	(258)	1.11
Cancelled/forfeited	(10)	1.16
Outstanding at June 30, 2022	17,772	$11.15	7.9	$21,781
Vested and expected to vest at June 30, 2022	17,764	$11.19	7.9	$21,757
Exercisable at June 30, 2022	8,516	$9.21	7.3	$15,200

There was a realized tax benefit of, $0.6 million and $2.5 million for tax deductions from stock options exercised during the three and six months ended June 30, 2022, respectively, and $3.2 million and $5.5 million for tax deductions from stock options exercised during the three and six months ended June 30, 2021, respectively. At June 30, 2022, total unrecognized stock-based compensation expense is $50.8 million, which is expected to be recognized over a weighted-average period of 2.5 years.
The weighted-average assumptions that were used to calculate the grant-date fair value of our stock option grants using the Black-Scholes option pricing model were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected life (years)	—	5.4	5.6	5.4
Risk-free interest rate	—%	1.0%	2.6%	1.0%
Expected volatility	—%	45.6%	47.6%	45.6%
Expected dividend yield	—	—%	—	—%
In June 2021, we granted 970,970 options to our executive officers that were contingent on the effectiveness of the registration statement of our IPO, which occurred on June 29, 2021, or IPO Options. Because the number of options and exercise price of the IPO Options were based on the IPO price to the public, the grant date for accounting purposes was not established until the effective date of our IPO. As the IPO was a performance condition, no stock-based compensation expense was recognized until our IPO registration statement was declared effective. The related stock-based compensation expense for the three and six months ended June 30, 2022 was $1.5 million and $2.9 million, respectively and the remaining stock-based compensation of $5.3 million will be recognized over a weighted-average requisite service period of approximately 3.1 years.
Restricted Stock Units
Restricted stock unit, or RSU, activity for the six months ended June 30, 2022 is as follows (in thousands, except weighted-average grant-date fair value):

	Number of Units	Weighted- Average Grant- Date Fair Value
Unvested at December 31, 2021	3,577	$21.52
Granted	5,310	13.96
Cancelled/forfeited	(432)	14.83
Vested	(663)	20.01
Unvested at June 30, 2022	7,792	$16.94
RSUs are measured based on the fair market value of the underlying stock on the date of grant and recognized as expense over the employee’s requisite service period.At June 30, 2022, total remaining stock-based compensation expense for unvested RSU awards is $101.8 million, which is expected to be recognized over a weighted-average period of 3.3 years.
In June 2021, we granted 388,389 RSUs with a value of $10.9 million to our executive officers that were contingent on the effectiveness of the registration statement of our IPO, or IPO RSUs. As the IPO was a performance condition, no stock-based compensation expense was recognized until our IPO registration statement was declared effective. Stock-based compensation expense for the three and six months ended June 30, 2022 was $1.4 million and $2.8 million, respectively, and the remaining stock-based compensation of $5.1 million is expected to be recognized over a weighted-average period of 3.1 years.
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
Upon the effective date of our IPO registration statement on June 29, 2021, we commenced recognition of stock-based compensation for all LERSUs as the CIC performance event and service conditions for vested RSUs were satisfied. Stock-based compensation expense for these LERSUs of $4.1 million and $10.5 million, was recognized on a graded vesting basis during the three and six months ended June 30, 2022, respectively.
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
We modified the vesting conditions of 4,477,218 outstanding performance options of certain executive officers and employees so that the performance options do not fully vest immediately upon an IPO. Instead, subject to and contingent upon the effective date of an IPO, the modified performance options for executive officers will vest monthly over a four-year period from their original vesting commencement dates and the modified performance options of certain employees will vest 25% on the first anniversary from the vesting commencement date, and then vest monthly over the remaining service period, subject to continued employment through the applicable vesting dates. As the modified awards contain a performance condition that is satisfied upon an IPO, we remeasured the fair value of the performance options on the date of modification. This new fair value of $76.6 million will be recognized as stock-based compensation expense using the graded vesting method, with an immediate stock-based compensation expense recognized on the effective date of our IPO registration statement for the modified performance options for which the service vesting condition was satisfied on or prior to the effective date of the IPO registration statement, and all remaining compensation expense will be recognized thereafter over the remaining service period. We recognized stock-based compensation of $5.6 million and $12.7 million during the three and six months ended June 30, 2022, respectively.
We modified the vesting conditions of 3,627,936 outstanding 2019 performance options of an executive officer so that in the event of an IPO, the modified 2019 performance options will vest monthly over a four-year period from the original vesting commencement date in 2019, subject to continued employment of the executive officer, rather than vesting upon the fourth anniversary of the original date of grant based on achieving certain stock price thresholds. Incremental stock-based compensation expense as a result of this modification was $11.4 million. Upon our IPO, we recognized stock-based compensation expense for the modified 2019 performance options for which the service vesting condition was satisfied on or prior to the effective date of the IPO registration statement, and all remaining compensation will be recognized thereafter over the remaining service period using the graded vesting method. We recognized stock-based compensation of $1.4 million and $3.2 million, during the three and six months ended June 30, 2022, respectively.
We modified the vesting conditions of 111,902 outstanding performance RSUs of certain employees so that the modified performance RSUs do not vest immediately upon an IPO. Instead, subject to and contingent upon the effective date of an IPO registration statement, the modified performance RSUs vest 25% on the first anniversary from their respective vesting commencement dates, then monthly over the remaining service period, subject to the continued employment through the applicable vesting dates. As the modified RSUs contain a performance condition that is satisfied upon an IPO, we remeasured the fair value of the performance RSUs on the date of modification. This new fair value of approximately $2.9 million will be recognized as stock-based compensation expense using the graded vesting method, with an immediate stock-based compensation expense recognized on the effective date of our IPO registration statement for the performance RSUs for which the service vesting condition was satisfied on or prior to the effective date of the IPO registration statement, and all remaining compensation will be recognized thereafter over the remaining service period. We recognized stock-based compensation expense of $0.1 million and $0.3 million during the three and six months ended June 30, 2022, respectively.
We modified the vesting conditions of 1,725,942 outstanding LERSUs and 1,706,888 outstanding time-based options of certain executive officers to amend the severance vesting acceleration benefit applicable for the LERSUs and to remove the CIC event vesting acceleration benefit for the time-based options. There was no incremental stock-based compensation associated with the modification of the time-based options. We remeasured the fair value of the LERSUs on the date of modification and this new fair value of approximately $43.3 million will be recognized using the graded vesting method, with an immediate stock-based compensation expense recognized on the effective date of our IPO registration statement for the modified LERSUs that have satisfied the service-vesting condition on or prior to the effective date of our IPO registration statement, and all remaining compensation will be recognized thereafter over the remaining service period. We recognized stock-based compensation expense of $3.5 million and $8.1 million, during the three and six months ended June 30, 2022, respectively.

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
We recorded a benefit from income taxes of $0.5 million and provision for income taxes of $2.0 million for the three months ended June 30, 2022 and 2021, respectively and provision for income taxes of $2.5 million and benefit from income taxes of $0.9 million for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate for the three months ended June 30, 2022 and 2021 was 3.3% and (5.5)%, respectively. For the six months ended June 30, 2022 and 2021, the effective tax rate was (6.1)% and 1.9%, respectively. The difference from the federal statutory rate of 21% primarily due to the recognition of significant non-deductible stock-based compensation and other discrete adjustments.
Gross unrecognized tax benefits were $8.2 million and $7.9 million as of June 30, 2022 and December 31, 2021, respectively. The gross unrecognized tax benefits, if recognized by us, will result in a reduction of approximately $8.2 million, excluding interest and penalties, to the provision for income taxes thereby favorably impacting our effective tax rate. Our policy is to recognize interest and penalties related to income tax matters in income tax expense. For the periods presented, interest and penalties related to income tax positions were not material to our unaudited condensed consolidated financial statements.
We are subject to taxation and file income tax returns in the U.S. federal, state, and foreign jurisdictions. The federal income tax return for the years 2018 through 2021 and state income tax returns for the tax years 2008 through 2021 remain open to examination. We are under examination in two states which are not expected to have an impact on our results of operations, cash flows and financial condition.
Note 11. Net Loss Per Share Attributable to Common Stockholders
The following table shows the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(13,179)	$(38,395)	$(43,788)	$(48,218)
Net loss attributable to common stockholders—basic and diluted	(13,179)	(38,395)	(43,788)	(48,218)
Denominator:
Weighted-average common stock used in computing net loss per share attributable to common stockholders—basic and diluted	197,819	125,423	198,040	125,245
Net loss per share attributable to common stockholders—basic and diluted	$(0.07)	$(0.31)	$(0.22)	$(0.38)
The following table presents the number of options, RSUs and restricted stock excluded from the calculation of diluted net loss per share attributable to common stockholders because they are anti-dilutive (in thousands):

	Six Months Ended June 30,
	2022	2021
Options to purchase common stock	17,772	15,666
RSUs	7,792	3,795
Employee stock purchase plan	83	—
Restricted stock	—	50
Total	25,647	19,511

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
At June 30, 2022 and December 31, 2021, our financial assets and liabilities recorded at fair value on a recurring basis consisted of cash equivalents and available-for-sale debt securities. Cash equivalents consisted of a money market fund valued using quoted prices in active markets, which represent Level 1 inputs in the fair value hierarchy. The available-for-sale debt securities were valued using a Monte Carlo simulation, which include inputs that represent Level 3 inputs in the fair value hierarchy.
The carrying amounts of accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair values because of the short-term nature of these items.
The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	As of June 30, 2022
	Level 1	Level 2	Level 3
Available-for-sale debt securities	$—	$—	$1,182
Money market fund	80,276	—	—
Total assets	$80,276	$—	$1,182

	As of December 31, 2021
	Level 1	Level 2	Level 3
Available-for-sale debt securities	$—	$—	$1,122
Money market fund	30,215	—	—
Total assets	$30,215	$—	$1,122
Contingent consideration	—	—	750
Total liabilities	$—	$—	$750

Note 13. Accumulated Other Comprehensive (Loss) Income
Changes in accumulated other comprehensive (loss) income consisted of the following:

	As of June 30, 2022
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance at December 31, 2021	$(2,078)	$—	$(2,078)
Change during period	1,402	—	1,402
Ending balance at March 31, 2022	(676)	—	(676)
Change during period	2,209	—	2,209
Ending balance at June 30, 2022	$1,533	$—	$1,533
Available-for-sale debt securities:
Beginning balance at December 31, 2021	$331	$(48)	$283
Unrealized gains	51	(13)	38
Ending balance at March 31 and June 30, 2022	$382	$(61)	$321
Accumulated other comprehensive (loss) income:
Beginning balance at December 31, 2021	$(1,747)	$(48)	$(1,795)
Other comprehensive income	1,453	(13)	1,440
Ending balance at March 31, 2022	(294)	(61)	(355)
Other comprehensive income	2209	—	2,209
Ending balance at June 30, 2022	$1,915	$(61)	$1,854

	As of June 30, 2021
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance at December 31, 2020	$(3,014)	$—	$(3,014)
Change during period	(147)	—	(147)
Ending balance at March 31, 2021	(3,161)	—	(3,161)
Change during period	(204)	—	(204)
Ending balance at June 30, 2021	$(3,365)	—	(3,365)
Available-for-sale debt securities:
Beginning balance at December 31, 2020	$281	$(36)	$245
Unrealized gains	17	(4)	13
Ending balance at March 31, 2021	298	(40)	258
Unrealized loss	(56)	15	(41)
Ending balance at June 30, 2021	$242	$(25)	$217
Cash flow hedges:
Beginning balance at December 31, 2020	$(14,708)	$3,650	$(11,058)
Unrealized gain on interest rate swaps and cap	2,772	(691)	2,081
Reclassification of losses from interest rate cap to net loss	28	(8)	20
Reclassification of prior hedge effectiveness to net loss	1,328	(331)	997
Ending balance at March 31, 2021	(10,580)	2,620	(7,960)
Unrealized gain on interest rate swaps	360	(90)	270
Reclassification of prior hedge effectiveness to net loss	1,748	(450)	1,298
Ending balance at June 30, 2021	$(8,472)	$2,080	$(6,392)
Accumulated other comprehensive loss:
Beginning balance at December 31, 2020	$(17,441)	$3,614	$(13,827)
Other comprehensive income	3,998	(1,034)	2,964
Ending balance at March 31, 2021	(13,443)	2,580	(10,863)
Other comprehensive income	1,848	(525)	1,323
Ending balance at June 30, 2021	$(11,595)	$2,055	$(9,540)
Note 14. Subsequent Events
In August 2022, we acquired all of the assets in a business providing registered agent services and corporate compliance solutions. The total purchase price was $4.1 million, subject to customary adjustments, which was paid at closing and funded by our available cash on hand. We are currently evaluating the purchase price allocation for this transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Part II, Item 8, “Financial Statements and Supplementary Data” included in our 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 24, 2022. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the "Risk Factors" section of this Quarterly Report on Form 10-Q and other factors set forth in other parts of this Quarterly Report on Form 10-Q and our filings with the SEC. This discussion and analysis deals with comparisons of material changes in the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2022 and 2021. For the comparison of the three and six months ended June 30, 2021 and 2020, see the Management's Discussion and Analysis of Financial Condition and Results of Operations in our final Prospectus, filed with the SEC pursuant to Securities Act Rule 424(b)(4) on June 30, 2021, or Prospectus.
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
Our Business Model and Growth Strategy
Our business model is to acquire customers at the time of business formation and then continue to serve their legal, compliance and tax solutions needs over the life of their businesses with our mix of transaction, subscription, and partner offerings. Transaction products include legal documents, business filings, and related services for small business owners and their families, such as business formations, annual compliance filings, intellectual property, estate planning documents, forms, and agreements. Subscription products include compliance solutions and credentialed professional subscription services, including legal and tax advisory services as well as additional owned services such as virtual mail. We also introduce our customers to a variety of third-party partners, giving them access to critical services they need to start and run their businesses, such as business license services, credit card and banking services, website development, productivity tools, and business insurance, among others.
Our strategy is to scale our existing business and gain market share by investing in core products and sales and marketing; integrating our independent attorney network and tax professionals into our core product set; expanding our addressable market; and attracting additional customers and increasing conversion through the introduction of lower-priced products and services. We are innovating our product lineup to target more price-sensitive customer segments and have made certain of our business formation services available at a low cost or without charge in certain geographies on a test-basis. We expect to continue to test new products and price points going forward as we optimize our product offerings across our lineup. We also aim to grow average revenue per subscription unit, or ARPU, and partnership revenue through building in-house adjacencies and expanding our partner ecosystem to provide new recurring revenue streams.
Key Business Metrics
In addition to the measures presented in our unaudited condensed consolidated financial statements, we regularly monitor the following financial and operating metrics to evaluate the growth of our business, measure the effectiveness of our marketing efforts, identify trends, formulate financial forecasts and make strategic decisions.
Number of business formations
We define the number of business formations in a given period as the number of limited liability company, or LLC, incorporation, not-for-profit and doing business as, or DBA orders placed on our platform in such period, excluding such orders from our operations in the U.K. We consider the number of business formations to be an important metric considering that it is typically the first product or service small business customers purchase on our platform, creating the foundation for additional products and subsequent subscription and partner revenue as they adopt additional products and services throughout their business lifecycles.
We believe that including customers filing DBAs on our platform provides a more accurate representation of the number of newly formed businesses we serve. These transactions are most often completed by sole proprietors who represent potential future transaction and subscription cross-sell opportunities as their businesses mature.
Furthermore, we believe our definition of the number of business formations is most closely aligned with U.S. Census reporting of new applications for Employer Identification Numbers, or EINs, which we believe to be the most relevant source of publicly available U.S. market data.
The below table sets forth the number of business formations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Number of business formations	113,000	134,000	242,000	266,000
We experienced a 16% decrease in business formation transactions during the three months ended June 30, 2022 compared to the three months ended June 30, 2021, and a 9% decrease for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease in the number of business formations on our platform during the three and six months ended June 30, 2022 primarily resulted from a year-over-year decline in overall U.S. business formations based on a review of US Census data revealing new applications for EINs in these periods.
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
The below table sets forth the number of transactions for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Number of transactions	225,000	260,000	492,000	536,000
We experienced a 13% decrease in the number of transactions during the three months ended June 30, 2022 compared to the three months ended June 30, 2021, and an 8% decrease for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease in the number of transactions during the three and six months ended June 30, 2022 resulted from the year-over-year decline in business formations on our platform in these periods, lower volumes in our intellectual property business largely due to the discontinuation of the do-it-

yourself trademark product in favor of our attorney-assisted solution and a reduction in estate planning and other consumer transactions. Our estate planning and other consumer transactions declined as a percentage of total transactions in the three and six months ended June 30, 2022, and we expect the proportion of consumer transactions to continue to decrease over time as we focus more of our investment in small business formations, which have a significantly higher average order value. Over the long-term, we expect to continue to grow transactions; however, the growth may fluctuate period-over-period based on the variability of overall business formations and estate planning transactions.
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
The below table sets forth the average order value for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Average order value	$296	$282	$266	$252
Average order value increased by 5% during the three months ended June 30, 2022 compared to the three months ended June 30, 2021, and increased by 6% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Growth in average order value for the three and six months ended June 30, 2022 was primarily driven by the timing of transaction revenue recognition and discontinuation of the do-it-yourself trademark product in favor of our attorney-assisted solution. While the number of transactions declined year-over-year, we improved our fulfillment rates, and therefore increased our recognized revenue for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 by increasing automation and expanding production capacity to improve our customer experience. Growth may fluctuate period-over-period based on the mix of business formations relative to estate planning transactions, the timing of transaction revenue recognition, and our ability to introduce and sell new products. We expect year-over-year growth in average order value to moderate throughout the remainder of 2022 as we introduce lower-priced priced products and services. We are innovating our product lineup to target more price-sensitive customer segments, and have made certain of our business formation services available at a low cost or without charge in certain geographies on a test-basis. We expect to continue to test new products and price points going forward as we optimize our product offerings across our lineup.

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
The below table sets forth the number of subscription units as of June 30, 2022 and 2021:

	As of June 30,
	2022	2021
Number of subscription units	1,394,000	1,215,000
We achieved 15% growth in our number of subscription units from June 30, 2021 to June 30, 2022, reflecting strong growth in subscriptions acquired through our partner integration channel, our registered agent, compliance, and tax advisory products, as well as from our purchase of Earth Class Mail, during the fourth quarter of 2021. The number of subscription units as of June 30, 2022 increased 5% from 1,329,000 as of December 31, 2021. We aim to continue to grow subscription units by increasing the proportion of our small business customers that purchase a subscription service at the time of their initial formation purchase and by improving retention rates.

Average revenue per subscription unit
We define average revenue per subscription unit, or ARPU as of a given date as subscription revenue for the twelve-month period ended on such date, or LTM, divided by the average number of subscription units at the beginning and end of the LTM period. We consider ARPU to be an important metric because it helps to illustrate our ability to deepen our relationship with our existing customers as they purchase incremental and higher-value services. We have expanded ARPU in recent periods, and for the six months ended June 30, 2022, ARPU increased 10% from the same period in 2021.
The below table sets forth ARPU as of June 30, 2022 and 2021:

	As of June 30,
	2022	2021
Average revenue per subscription unit	$252	$230
The increase in ARPU as of June 30, 2022 primarily resulted from subscriptions acquired through our purchase of Earth Class Mail, growth of our tax advisory, compliance and registered agent services and a price increase to our small business legal advisory plan that was implemented in the fourth quarter of 2021. We expect ARPU to increase over time as these businesses, which carry higher average price points than our other subscription products, comprise a greater share of total subscription units.
Key Factors Affecting Our Performance
We believe that our future performance will depend on many factors, including the following:
•Our share of business formations. The majority of our transaction revenue is generated by providing formation services to guide our customers through the transition from being aspiring business owners to actually launching their entities. We offer entity formation services for LLCs, corporations and non-profits as well as doing business as, or DBA, filings. In the three and six months ended June 30, 2022 and 2021, business formations represented the largest share of our total transaction orders. In addition, business formations act as an entrance point for many customers to the LegalZoom ecosystem, where they then often purchase additional products and services. Our business depends on the continuation of new business formations in the U.S., which may be seasonal in nature and dependent on macroeconomic factors, and even more so, on our ability to increase our share of these formations.
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
•Ability to enhance customer lifetime value. Many of our subscribers have increased their cumulative spend with us over time as they have expanded their use of our platform to include additional products and subscription services. Our relationship with our small business customers typically starts with the formation of their business and deepens as their businesses grow and their needs become more complex. By continuing to develop new products and subscription services such as tax advice and preparation to address such needs, we expect to see higher customer engagement and retention, which in turn would further increase our customer lifetime value. Additionally, we offer third-party services via our partner ecosystem, such as our partnership with Wix, which enables our small business customers to build their online presence, and we expect to be able to generate incremental revenue via these offerings.
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
•Macroeconomic factors. Fluctuations in general macroeconomic, political, regulatory and market conditions, such as the current inflationary environment, rising interest rates and lingering effects of the COVID-19 pandemic can adversely impact consumer spending patterns, the success of existing small businesses and the formation of new small businesses. For example, beginning in the second quarter of 2020, we saw tailwinds driven by the COVID-19 pandemic as individuals and small businesses turned to online services given the relative inaccessibility of offline alternatives and due to the availability of government stimulus checks. These tailwinds subsided in the back half of 2021 due to the easing of government stimulus supporting individuals and small businesses impacted by the pandemic. While we believe that secular trends toward greater adoption of online services continue to exist, future negative or decelerating impact from sustained inflation, higher interest rates or other macroeconomic fluctuations remains uncertain.

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

We expect our cost of revenue to increase in absolute dollars as we continue to invest in enhancing our customer experience and in new product development, including expert-assisted offerings for our tax and attorney-assisted legal offerings.
Gross profit and gross margin
Gross profit, or revenue less cost of revenue, and gross margin, or gross profit as a percentage of revenue, have been and will continue to be affected by various factors, primarily the mix between transaction, subscription and partner revenue. Our gross margin on subscription and partner revenue is higher than our gross margin on transaction revenue. Our long-term gross margin expansion is also expected to be driven by automation improvements and digitization efforts. Further, our acquisitions of other companies have negatively impacted our gross margin in the short term, and any such future acquisitions could have a similar effect.
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
We intend to continue to make significant investments in sales and marketing to drive additional revenue, further penetrate our expanding addressable market, and build on our digital brand leadership and awareness. As a result, we expect that sales and marketing expenses will continue to be our largest operating expense category for the foreseeable future.
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
Excluding stock-based compensation, we expect our technology and development expenses to continue to increase in absolute dollars for the foreseeable future as we invest in new products and services and in production automation technologies to enhance our customer experience. We expect our technology and development expenses to remain relatively consistent or increase as a percentage of our revenue over the long-term, although our technology and development expenses may fluctuate as a percentage of our revenue from period-to-period due to seasonality and the timing and extent of these expenses.
General and administrative
Our general and administrative expenses relate primarily to compensation and related benefits, including stock-based compensation, for executive and corporate personnel, professional and consulting fees, an allocation of depreciation and amortization, allocated overhead and legal costs. We expense legal costs for defending legal proceedings as incurred.
Excluding stock-based compensation, we expect our general and administrative expenses to increase in absolute dollars for the foreseeable future due to additional costs associated with accounting, compliance, insurance and investor relations as we have recently become a public company. Over the next two years, we will incur significant stock-based compensation expense as a result of certain modifications to equity awards that occurred in connection with our IPO; however, we expect our general and administrative expenses to decrease as a percentage of our revenue over the longer term, although our general and administrative expenses may fluctuate as a percentage of our revenue from period-to-period due to seasonality and the timing and extent of these expenses.

Interest income (expense), net
Interest income (expense), net, consists primarily of interest income generated from our money market fund offset by amortization of debt issuance costs related to our Amended and Restated Credit and Guaranty Agreement, or 2021 Revolving Facility. Prior year interest income (expense), net, consisted of interest expense on our 2018 Credit Facility, hedging instruments and amortization of debt issuance costs, which were extinguished after our IPO in July 2021.
We expect interest income (expense), net, to remain insignificant in the near term as we have no outstanding indebtedness. However, we would incur interest expense in the longer term should we draw down on our 2021 Revolving Facility or incur other indebtedness.
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
Results of Operations
The following table sets forth our consolidated statement of operations data for each of the periods indicated. The period-to-period comparison of financial results should not be considered as a prediction or indicative of our future results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Revenue	$163,867	$150,432	$318,076	$285,064
Cost of revenue (1)(2)	57,393	49,859	113,333	93,819
Gross profit	106,474	100,573	204,743	191,245
Operating expenses:
Sales and marketing (1)(2)	72,945	65,431	149,819	136,792
Technology and development (1)(2)	16,197	28,426	34,156	38,925
General and administrative (1)(2)	28,969	33,845	58,457	47,010
Impairment of long-lived and other assets	—	379	—	379
Total operating expenses	118,111	128,081	242,432	223,106
Loss from operations	(11,637)	(27,508)	(37,689)	(31,861)
Interest income (expense), net	29	(9,312)	(24)	(17,966)
Other (expense) income, net	(2,022)	420	(3,566)	668
Loss before income taxes	(13,630)	(36,400)	(41,279)	(49,159)
(Benefit from) provision for income taxes	(451)	1,995	2,509	(941)
Net loss	$(13,179)	$(38,395)	$(43,788)	$(48,218)

(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$1,331	$762	$1,608	$821
Sales and marketing	3,536	5,143	6,661	5,350
Technology and development	4,148	17,619	8,446	18,145
General and administrative	13,832	21,430	27,997	24,580
Total stock-based compensation expense	$22,847	$44,954	$44,712	$48,896
Stock-based compensation expense decreased significantly for the three and six months ended June 30, 2022 due to the modification of certain equity awards in connection with our IPO. Refer to Note 9 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
(2)Includes depreciation and amortization expense for our property and equipment, including capitalized internal-use software and intangible assets as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$2,184	$1,398	$4,254	$3,076
Sales and marketing	1,879	1,323	3,754	2,798
Technology and development	692	584	1,418	1,171
General and administrative	784	358	1,507	784
Total depreciation and amortization expense	$5,539	$3,663	$10,933	$7,829
Comparison of the Three Months Ended June 30, 2022 and 2021
Revenue

	Three Months Ended June 30,
	2022	2021	$ change	% change
	(in thousands, except percentages)
Revenue by type
Transaction	$66,532	$73,360	$(6,828)	(9)%
Subscription	91,285	69,384	21,901	32%
Partner	6,050	7,688	(1,638)	(21)%
Total revenue	$163,867	$150,432	$13,435	9%
The increase in total revenue was primarily driven by an increase in subscription revenue. Subscription revenue was 56% and 46% of total revenue for the three months ended June 30, 2022 and 2021, respectively, and transaction revenue was 41% and 49% of total revenue for the three months ended June 30, 2022 and 2021, respectively.
Subscription revenue for the three months ended June 30, 2022 increased primarily due to a 15% increase in the number of subscription units and an 10% improvement in ARPU. The increase in subscription units was primarily driven by strong growth in subscriptions acquired through our partner integration channel, our registered agent, compliance, and tax advisory products, as well as from our purchase of Earth Class Mail. The increase in ARPU was primarily due to a change in mix, as subscriptions from Earth Class Mail, our tax advisory services, compliance and registered agent products, which carry higher average price points than our other subscription products, increased as a percentage of total subscription units. ARPU also increased as a result of a price increase to our small business legal advisory plan that was implemented in the fourth quarter of 2021.
Transaction revenue for the three months ended June 30, 2022 decreased due to a 13% decrease in the number of transaction units partially offset by a 5% improvement in average order value. The decrease in the number of transactions resulted from the year-over-year decline in business formations on our platform, lower volumes in our intellectual property business largely due to the discontinuation of the do-it-yourself trademark product in favor of our attorney-assisted solution and a reduction in estate planning and other consumer transactions. The increase in average order value was primarily driven by the timing of transaction revenue recognition and discontinuation of the do-it-yourself trademark product in favor of our attorney-assisted solution.
Partner revenue for the three months ended June 30, 2022 decreased on lower formation volumes and as we transitioned away from certain legacy partner relationships that no longer align with our strategic direction.
Cost of revenue

	Three Months Ended June 30,
	2022	2021	$ change	% change
	(in thousands, except percentages)
Cost of revenue	$57,393	$49,859	$7,534	15%
Cost of revenue for the three months ended June 30, 2022 increased mainly due to higher fulfillment, customer care and other variable costs. While the number of transactions declined year-over-year, fulfillment costs increased by $7.2 million as we expanded our base of tax professionals for the 2022 tax filing season and invested in additional production capacity to improve fulfillment rates in our core business. Fulfillment costs also increased as a result of our acquisition of Earth Class Mail. Customer care costs increased $1.1 million as we invested in additional capacity to enhance our customer experience.
Gross profit

	Three Months Ended June 30,
	2022	2021	$ change	% change
	(in thousands, except percentages)
Gross profit	$106,474	$100,573	$5,901	6%
The increase in gross profit was driven by a $13.4 million increase in revenue partially offset by a $7.5 million increase in fulfillment, customer care and other variable costs of revenue.
Sales and marketing

	Three Months Ended June 30,
	2022	2021	$ change	% change
	(in thousands, except percentages)
Sales and marketing	$72,945	$65,431	$7,514	11%
Sales and marketing expenses for the three months ended June 30, 2022 increased primarily due to a $6.5 million increase in media production spend. Customer acquisition marketing spend was $45.4 million and $44.5 million for the three months ended June 30, 2022 and 2021, respectively, as we continued to invest in expanding our customer base and building our digital brand leadership and awareness.
Technology and development

	Three Months Ended June 30,
	2022	2021	$ change	% change
	(in thousands, except percentages)
Technology and development	$16,197	$28,426	$(12,229)	(43)%
Technology and development expenses for the three months ended June 30, 2022 decreased primarily due to a decrease in stock-based compensation of $13.5 million, mainly in connection with award modifications from our IPO in July 2021, partially offset by a $1.2M increase in professional services expense, including contingent staff costs related to our purchase of Earth Class Mail.

General and administrative

	Three Months Ended June 30,
	2022	2021	$ change	% change
	(in thousands, except percentages)
General and administrative	$28,969	$33,845	$(4,876)	(14%)
General and administrative expenses for the three months ended June 30, 2022 decreased primarily due to a $7.6 million decrease in stock-based compensation, mainly in connection with award modifications from our IPO in July 2021, partially offset by a $1.8 million increase in payroll and related benefits, largely due to increased headcount, and $1.0 million of restructuring costs.
Interest income (expense), net

	Three Months Ended June 30,
	2022	2021	$ change	% change
	(in thousands, except percentages)
Interest income (expense), net	$29	$(9,312)	$9,341	(100)%
The decrease in interest income (expense), net, was primarily due to the repayment of the 2018 Term Loan in July 2021.
Other (expense) income, net

	Three Months Ended June 30,
	2022	2021	$ change	% change
	(in thousands, except percentages)
Other (expense) income, net	$(2,022)	$420	$(2,442)	(581%)
The change in other (expense) income, net, between 2022 and 2021 was primarily due to changes in foreign currency movements related to our intercompany loans which were denominated in British Pound Sterling, or GBP.
(Benefit from) provision for income taxes

	Three Months Ended June 30,
	2022	2021	$ change	% change
	(in thousands, except percentages)
(Benefit from) provision for income taxes	$(451)	$1,995	$(2,446)	(123%)
Effective tax rate	3.3%	(5.5)%
The benefit from income taxes for the three months ended June 30, 2022 resulted from a $2.5 million favorable change in our income taxes as compared to the three months ended June 30, 2021. The change was primarily due to nondeductible stock compensation for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.
Comparison of the Six Months Ended June 30, 2022 and 2021
Revenue

	Six Months Ended June 30,
	2022	2021	$ change	% change
	(in thousands, except percentages)
Revenue by type
Transaction	$130,616	$134,748	$(4,132)	(3%)
Subscription	175,672	134,877	40,795	30%
Partner	11,788	15,439	(3,651)	(24%)
Total revenue	$318,076	$285,064	$33,012	12%

The increase in total revenue was primarily driven by an increase in subscription revenue. Subscription revenue was 55% and 47% of total revenue for the six months ended June 30, 2022 and 2021, respectively, and transaction revenue was 41% and 47% of total revenue for the six months ended June 30, 2022 and 2021, respectively.
Subscription revenue for the six months ended June 30, 2022 increased primarily due to a 15% increase in the number of subscription units and an 10% improvement in ARPU. The increase in subscription units was primarily driven by strong growth in subscriptions acquired through our partner integration channel, our registered agent, compliance, and tax advisory products, as well as from our purchase of Earth Class Mail. The increase in ARPU was primarily due to a change in mix, as subscriptions from Earth Class Mail, our tax advisory services, compliance and registered agent products, which carry higher average price points than our other subscription products, increased as a percentage of total subscription units. ARPU also increased as a result of a price increase to our small business legal advisory plan that was implemented in the fourth quarter of 2021.
Transaction revenue for the six months ended June 30, 2022 decreased due to an 8% decrease in the number of transaction units partially offset by a 6% improvement in average order value. The decrease in the number of transactions resulted from the year-over-year decline in business formations on our platform, lower volumes in our intellectual property business largely due to the discontinuation of the do-it-yourself trademark product in favor of our attorney-assisted solution and a reduction in estate planning and other consumer transactions. The increase in average order value was primarily driven by the timing of transaction revenue recognition and discontinuation of the do-it-yourself trademark product in favor of our attorney-assisted solution.
Partner revenue for the six months ended June 30, 2022 decreased on lower formation volumes and as we transitioned away from certain legacy partner relationships that no longer align with our strategic direction.
Cost of revenue

	Six Months Ended June 30,
	2022	2021	$ change	% change
	(in thousands, except percentages)
Cost of revenue	$113,333	$93,819	$19,514	21%
Cost of revenue for the six months ended June 30, 2022 increased mainly due to higher fulfillment, customer care and other variable costs. While the number of transactions declined year-over-year, fulfillment costs increased $15.1 million as we expanded our base of tax professionals for the 2022 tax filing season and invested in additional production capacity to improve fulfillment rates in our core business. Fulfillment costs also increased as a result of our acquisition of Earth Class Mail. Customer care costs increased $2.5 million as we invested in additional capacity to enhance our customer experience.
Gross profit

	Six Months Ended June 30,
	2022	2021	$ change	% change
	(in thousands, except percentages)
Gross profit	$204,743	$191,245	$13,498	7%
The increase in gross profit was driven by a $33.0 million increase in revenue partially offset by a $19.5 million increase in fulfillment, customer care and other variable costs of revenue.
Sales and marketing

	Six Months Ended June 30,
	2022	2021	$ change	% change
	(in thousands, except percentages)
Sales and marketing	$149,819	$136,792	$13,027	10%
Sales and marketing expenses for the six months ended June 30, 2022 increased primarily due to a $4.6 million increase in payroll and related costs due to higher headcount, a $3.7 million increase in media production spend and a $1.3 million increase in stock-based compensation, mainly in connection with award modifications from our IPO in July 2021. Customer acquisition marketing spend was $99.1 million and $98.1 million for the six months ended June 30, 2022 and 2021, respectively, as we continued to invest in expanding our customer base and building our digital brand leadership and awareness.

Technology and development

	Six Months Ended June 30,
	2022	2021	$ change	% change
	(in thousands, except percentages)
Technology and development	$34,156	$38,925	$(4,769)	(12)%
Technology and development expenses for the six months ended June 30, 2022 decreased primarily due to a decrease in stock-based compensation of $9.7 million, mainly in connection with award modifications from our IPO in July 2021, partially offset by a $2.7 million increase in professional services expense, including contingent staff costs related to our purchase of Earth Class Mail, an increase in other payroll and related benefits of $1.4 million, resulting from higher headcount as we added staff to support our investment in new products and services, and a $1.0 million increase in software licensing costs.
General and administrative

	Six Months Ended June 30,
	2022	2021	$ change	% change
	(in thousands, except percentages)
General and administrative	$58,457	$47,010	$11,447	24%
General and administrative expenses for the six months ended June 30, 2022 increased primarily due to a $6.0 million increase in payroll and related benefits, largely due to increased headcount, a $3.4 million increase in stock-based compensation, mainly in connection with award modifications from our IPO in July 2021, and $1.0 million of restructuring costs.
Interest income (expense), net

	Six Months Ended June 30,
	2022	2021	$ change	% change
	(in thousands, except percentages)
Interest income (expense), net	$(24)	$(17,966)	$17,942	(100)%
The decrease in interest income (expense), net, was primarily due to the repayment of the 2018 Term Loan in July 2021.
Other (expense) income, net

	Six Months Ended June 30,
	2022	2021	$ change	% change
	(in thousands, except percentages)
Other (expense) income, net	$(3,566)	$668	$(4,234)	(634%)
The change in other (expense) income, net, between 2022 and 2021 was primarily due to changes in foreign currency movements related to our intercompany loans which were denominated in British Pound Sterling, or GBP.
Provision for (benefit from) income taxes

	Six Months Ended June 30,
	2022	2021	$ change	% change
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$2,509	$(941)	$3,450	(367%)
Effective tax rate	(6.1)%	1.9%
The provision for income taxes for the six months ended June 30, 2022 resulted from a $3.5 million unfavorable change in our income taxes as compared to the six months ended June 30, 2021. The change was primarily due to nondeductible stock compensation for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Liquidity and Capital Resources
Overview
Since inception, we have funded our operations and capital expenditures primarily from public and private sales of equity securities, cash flows provided by operating activities and equity and debt financing arrangements, including the proceeds of our IPO. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes. At June 30, 2022, our principal sources of liquidity were cash and cash equivalents of $215.5 million, which consisted of cash on deposit with banks and a money market fund, of which $1.0 million related to our foreign subsidiaries. Our cash and cash equivalents decreased by $23.8 million from December 31, 2021 to June 30, 2022, primarily from the stock repurchases during the period.
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
Furthermore, our Board of Directors has authorized our management to repurchase up to $150.0 million of shares of our common stock from time to time. As of the date of this filing, we have repurchased $54.3 million of our common stock under our share repurchase program. For additional information regarding our share repurchase program, refer to Note 8 to our unaudited condensed consolidated financial statements.
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
Cash flows
The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$24,757	$40,696
Net cash used in investing activities	(10,072)	(6,004)
Net cash used in financing activities	(38,298)	(7,246)
Effect of exchange rate changes on cash and cash equivalents	(147)	56
Net (decrease) increase in cash, cash equivalents and restricted cash equivalent	$(23,760)	$27,502
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
In the six months ended June 30, 2022, cash provided by operating activities was $24.8 million resulting from a net loss of $43.8 million, adjusted for stock-based compensation and other non-cash expenses of $62.0 million and net cash flows provided by changes in operating assets and liabilities of $6.6 million. The $6.6 million of net cash flows provided from changes in our operating assets and liabilities included a $16.7 million increase in deferred revenue largely due to growth of our subscription units, which are predominantly billed in advance of our revenue recognition, a $7.0 million reduction in accounts payable, accrued expenses, operating lease liability and other liabilities due to the timing of our payments and a $3.1 million increase in accounts receivable, prepaid expenses and other current assets.
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
In the six months ended June 30, 2022, net cash used in investing activities was $10.1 million, resulting primarily from $10.4 million paid for property and equipment, including capitalized internal-use software and a working capital adjustment from the acquisition of Earth Class Mail in November 2021 for $0.3 million.
Net cash used in financing activities
Our primary uses of cash in financing activities are for repurchases of common stock and settlements of stock options and RSUs. Net cash provided by financing activities is primarily impacted by exercises of stock options by our employees and issuance of common stock.
In the six months ended June 30, 2022, net cash used in financing activities was $38.3 million, primarily for the repurchase of common stock under our share repurchase program.
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
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net loss adjusted to exclude interest income (expense), net, provision for (benefit from) income taxes, depreciation and amortization, other expense (income), net, non-cash stock-based compensation, loss on debt extinguishment, impairment of goodwill, long-lived and other assets, losses from impairment of available-for-sale debt securities, restructuring expenses, legal expenses, acquisition related expenses, IPO-related costs and other transaction-related expenses and certain other non-recurring expenses. Our Adjusted EBITDA financial measure differs from GAAP in that it excludes certain items of income and expense. We define Adjusted EBITDA margin as Adjusted EBITDA as a percentage of revenue. We define net loss margin as net loss as a percentage of revenue based on our unaudited condensed consolidated financial statements.
Adjusted EBITDA is one of the primary performance measures used by our management and our board of directors to understand and evaluate our financial performance and operating trends, including period-to-period comparisons, prepare and approve our annual budget, develop short and long-term operational plans and determine appropriate compensation plans for our employees. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management team and board of directors. In assessing our performance, we exclude certain expenses that we believe are not comparable period over period. Adjusted EBITDA should not be considered in isolation of, or as an alternative to, measures prepared and presented in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA rather than net loss, which is the nearest GAAP equivalent of Adjusted EBITDA, and it may be calculated differently by other companies in our industry, limiting its usefulness as a comparative measure. Some of these limitations include that the non-GAAP financial measure:
•does not reflect interest income (expense), or the cash requirements necessary to service interest or principal payments, which reduces cash available to us;
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
The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Reconciliation of net loss to Adjusted EBITDA
Net loss	$(13,179)	$(38,395)	$(43,788)	$(48,218)
Interest (income) expense, net	(29)	9,312	24	17,966
(Benefit from) provision for income taxes	(451)	1,995	2,509	(941)
Depreciation and amortization	5,539	3,663	10,933	7,829
Other expense (income), net	2,022	(420)	3,566	(668)
Stock-based compensation	22,847	44,798	44,712	48,584
Impairment of long-lived and other assets	—	379	—	379
IPO-related costs and other transaction related expenses(1)	—	635	—	635
Restructuring costs(2)	991	—	991	—
Legal expenses	—	—	40	—
Certain other non-recurring expenses	92	—	122	—
Adjusted EBITDA	$17,832	$21,967	$19,109	$25,566
Net loss margin	(8%)	(26%)	(14%)	(17%)
Adjusted EBITDA margin	11%	15%	6%	9%
(1)     IPO-related costs and other transaction related expenses includes certain non-recurring expenses, which occurred in connection with our IPO.
(2)     Restructuring expenses related to a one-time severance event to reduce the U.S. headcount during the quarter ended June 30, 2022. Restructuring expenses include salary and benefits for the impacted employees and are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.
Adjusted EBITDA decreased from $22.0 million for the three months ended June 30, 2021 to $17.8 million for the three months ended June 30, 2022. The decrease of $4.2 million reflects an increase in revenue of $13.4 million offset by increases in cost of revenue of $6.1 million and other operating expenses of $11.4 million, excluding non-cash and non-recurring items. We expect our Adjusted EBITDA to increase in absolute dollars in the longer term, although the rate at which our Adjusted EBITDA may grow could vary based upon the interplay of the foregoing factors.
Adjusted EBITDA decreased from $25.6 million for the six months ended June 30, 2021 to $19.1 million for the six months ended June 30, 2022. The decrease of $6.5 million reflects an increase in revenue of $33.0 million offset by increases in cost of revenue of $17.5 million and other operating expenses of $22.0 million, excluding non-cash and non-recurring items. We expect our Adjusted EBITDA to increase in absolute dollars in the longer term, although the rate at which our Adjusted EBITDA may grow could vary based upon the interplay of the foregoing factors.
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
The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable GAAP measure, to free cash flow:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow
Net cash provided by operating activities	$24,757	$40,696
Purchase of property and equipment	(10,379)	(6,004)
Free cash flow	$14,378	$34,692
We experienced a decrease in our free cash flow from $34.7 million for the six months ended June 30, 2021 to $14.4 million for the six months ended June 30, 2022, primarily due to a $15.9 million reduction in net cash provided by operating activities. The decline in net cash provided by operating activities resulted from a $7.4 million increase in net income after adjusting for stock-based compensation and other non-cash items, offset by a $23.3 million unfavorable change in our operating assets and liabilities primarily due to the timing of our accounts payable payments and lower growth in deferred revenue. Free cash flow was also impacted by higher capital expenditures for the purchase of property and equipment, including capitalization of internal-use software. We expect our free cash flow to increase in absolute dollars over the longer term, although the rate at which our free cash flow may grow could vary based upon the interplay of the factors discussed above.
JOBS Act Accounting Election
We are an emerging growth company as defined in the Jumpstart Our Business Startups Act, or JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to avail ourselves of delayed adoption of new or revised accounting standards and, therefore, we will not be subject to the same requirements to adopt new or revised accounting standards as other public companies that are not emerging growth companies. To the extent that we no longer qualify as an emerging growth company we will be required to adopt certain accounting pronouncements earlier than the adoption dates disclosed below which are for non-public business entities.
In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if as an emerging growth company we intend to rely on such exemptions, we are not required to, among other things, (1) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (3) comply with the requirement of the Public Company Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on the financial statements and (4) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply until the last day of the 2026 fiscal year or until we no longer meet the requirements of being an emerging growth company, whichever is earlier.
Critical Accounting Policies and Estimates
During the six months ended June 30, 2022, there have been no significant changes to our critical accounting policies and estimates compared with those disclosed described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and the notes to the audited consolidated financial statements appearing in our 2021 Annual Report on Form 10-K, except the accounting policy changes detailed in Note 2 of our condensed consolidated financial statements as a result of the adoption of the new leasing standard.
Recent Accounting Pronouncements
Refer to Note 2 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further information on certain accounting standards adopted in the period ended June 30, 2022 and recent accounting announcements that have not yet been required to be implemented and may be applicable to our future operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have operations both within the U.S. and, to a lesser extent, in the U.K., and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate fluctuations and foreign currency exchange risks, and to a lesser extent, inflation risk.
Interest rate fluctuation risk
At June 30, 2022 and December 31, 2021, we had cash and cash equivalents of $215.5 million and $239.3 million, respectively, which consisted of cash on deposit with banks and a short-term highly-liquid money market fund. Interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We had no outstanding debt subject to interest rate risk as of June 30, 2022 and December 31, 2021. Given the repayment of our 2018 Term Loan and settlement of our interest rate swaps in July 2021, we are not expected to be exposed to further fluctuations in interest rates for the foreseeable future. We would be subject to fluctuation in interest rates if we draw down under our 2021 Revolving Facility, including issuance of any letters of credit.
Foreign currency exchange risk
We have foreign currency risks related to our revenue and expenses denominated in currencies other than our functional currency, the U.S. Dollar, principally GBP. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net (loss) income as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany loans that are denominated in currencies other than the U.S. Dollar. We recognized foreign currency losses of $2.0 million and $3.4 in the three and six months ended June 30, 2022, respectively. A 10% adverse change in foreign exchange rates on foreign-denominated accounts for the six months ended June 30, 2022, including intercompany balances, would have resulted in a $0.4 million increase in our reported foreign currency loss for the three and six months ended June 30, 2022. In the event our non-U.S. Dollar-denominated sales and expenses increase, our results of operations may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities could have on our results of operations.
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
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, because of the material weaknesses in our internal control over financial reporting described below, our principal executive officer and principal financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level.
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
Ongoing remediation efforts
During the three months ended June 30, 2022, we provided internal control training programs to all accounting personnel to strengthen our overall internal controls environment. We have also enhanced our documentation procedures around complex accounting transactions.
During the three months ended June 30, 2022, we have continued to implement new controls around account reconciliations to specifically address the timely preparation and review, and identification of relevant supporting documentation to be utilized in the performance of any key balance sheet account reconciliation and to develop proper evidence of any such review.
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
Changes in internal control over financial reporting
There have been no changes in our internal control during the three months ended June 30, 2022 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
•Our business depends on our brand and reputation, which could be adversely affected by numerous factors.
•If our marketing efforts are unsuccessful, our ability to attract new customers or retain existing customers may be adversely affected, which may adversely affect our business, results of operations, financial condition and future prospects.
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
Risks Relating to Our Business and Industry
Our recent growth may not be indicative of our future growth and, if we continue to grow, we may not be able to manage our growth effectively
We have experienced growth in operations and headcount, which has placed, and will continue to place, significant demands on our management team and our administrative, operational and financial infrastructure. We have also significantly increased the size of our customer base over the last several years. Our success will depend in part on our ability to manage this growth effectively. To manage the growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. As we grow, we must effectively integrate, develop and motivate our employees, and maintain the beneficial aspects of our corporate culture. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation packages before we can validate the productivity of those employees. Failure to effectively manage our growth could result in difficulty or delays in providing services to customers, declines in service quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any of these difficulties could adversely impact our brand and reputation, business, results of operations, financial condition or future prospects.
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
•the timing and growth of our business;
•changes to our product offerings, including pricing changes such as the offering of free or even lower cost products;
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
•our ability to hire, train and maintain our customer care specialists, direct sales force, attorneys, and tax professionals;
•unforeseen litigation, regulatory actions, and intellectual property infringement claims;
•the rate of failure for small businesses;
•changes in governmental or other regulations affecting our business;
•changes to government agency practices, staffing, websites which may cause delay or disruptions in our business, including the processing of business formations or EIN numbers;
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
•adverse global macroeconomic and market conditions, such as those related to the current inflationary and rising interest rate environment, COVID-19 pandemic and currency fluctuations, and adverse global events, including the conflict in Ukraine; and
•general geopolitical events and conditions, both domestically and internationally(such as the conflict in Ukraine), as well as economic conditions specifically affecting industries in which our customers operate.
Fluctuations in our quarterly operating results and the price of our common stock may be particularly pronounced in the current global macroeconomic environment, due to uncertainty caused by inflation, rising interest rates and lingering effects of the COVID-19 pandemic and their impact on consumer spending patterns, the success of existing small businesses and the formation of new small businesses. For example, beginning in the second quarter of 2020, we saw tailwinds driven by the COVID-19 pandemic as individuals and small businesses turned to online services given the relative inaccessibility of offline alternatives and due to the availability of government stimulus checks. These tailwinds subsided in the back half of 2021 due to the easing of government stimulus supporting individuals and small businesses impacted by the pandemic. Fluctuations in our quarterly operating results may cause those results to fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the price of our common stock to decline. Fluctuations in our results could also cause a number of other problems. For example, analysts or investors may change their models for valuing our common stock, particularly post-pandemic, we could experience short-term liquidity issues, our ability to retain or attract key personnel may diminish, and other unanticipated issues may arise.
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
We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to maintain profitability
Since inception, we have incurred an accumulated deficit and may incur net losses in the foreseeable future. At June 30, 2022, we had an accumulated deficit of $831.0 million.
We will need to generate and sustain increased revenue levels in future periods in order to maintain or increase our level of profitability. We expect our cost of revenue and operating expenses to increase as we invest in scaling our tax advisory business and accelerating growth of our newly acquired virtual mail offering; invest in marketing and sales to grow our customer base and build on our digital brand leadership and awareness; introduce free and lower cost offerings in our product lineup; invest in new products and services and production automation technologies; and increase our headcount to support these initiatives. Furthermore, as a public company, we are incurring legal, accounting and other expenses that we did not incur as a private company. If our revenue and gross profit do not grow at a greater rate than our operating expenses, we will not be able to maintain or increase profitability. We may incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other factors that may result in losses in future periods. If our expenses exceed our revenue, we would not maintain profitability and our business may be harmed. In addition, to attract customers, launch new products, or for other reasons, we may determine to make certain of our service offerings available to customers at a low cost or without charge, which will negatively impact our profitability in the short term and, if the strategy is unsuccessful, in the long-term.
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
We have made substantial investments in developing our websites, mobile platform, legal documents, educational content, customer relationship management, automated supply chain and fulfillment, integrated digital workflow management and other dynamic online processes that comprise our online legal platform to improve the quality of our services, customer care and customer experience and there is no assurance that those investments will provide us with the benefits we expect. We also intend to add new services and enhance our existing product and services, which will require us to devote significant resources before we know whether such products or services will be successful. We may fail to attract new customers or lose existing customers if current or future development efforts or services fail to meet customer preferences on a timely basis. For example, in October 2020, we introduced LZ Tax, a LegalZoom fulfilled tax advisory service, and in 2022, we began our first cycle of preparing tax filings at scale and we could fail to attract or retain existing customers if our tax professionals or service offerings are not able to keep up with customer volume, demand or customers’ expectations. In addition, if the independent attorneys who participate in our legal services plan, or legal plan, or the tax experts who complete the tax preparation services fail to provide accurate, high-quality services, customer care and customer experience. Larger enterprises may demand more support services and features, which puts additional pressure on us to satisfy the increased support required for these customers. If we are unable to attract new customers or lose existing customers, our business, results of operations, financial condition and future prospects would be adversely affected.
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
The independent attorneys who participate in our legal plans and attorneys who fulfill our attorney assisted legal offerings, as well as accountants who fulfill our tax offering, are critical to the success of our business. The failure or perceived failure of these attorneys and accountants to satisfy customer expectations could impede our ability to attract and retain customers. Further, the independent attorneys who participate in our legal plans and attorneys who fulfill our attorney assisted legal offerings have duties both to the courts and their clients. These duties, including the associated responsibilities, such as confidentiality and the rules relating to the attorney-client and attorney work product privileges, are paramount. There could be circumstances in which the attorneys who participate in our network and fulfill the attorney assisted legal offerings believe that in order to comply with these duties they may have to act against the interests of our stockholders and the short-term profitability of our business.
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
If we do not continue to innovate and provide a platform that is useful to our customers, we may not remain competitive, and our results of operations could suffer
Our success depends on continued innovation to provide features that make our platform useful for our customers. We must continue to invest resources in technology and development in order to continue improving the simplicity and effectiveness of our platform. We may introduce significant changes to our product offerings, including pricing changes such as the offering of free or even lower cost products, or changes to our platform or develop and introduce new and unproven services, including using technologies with which we have little or no prior development or operating experience. We have in the past invested resources and introduced new services that have failed to produce the customer interest that we expected. If we are unable to continue offering innovative solutions or if new or enhanced solutions fail to engage our customers, we may be unable to attract additional customers or retain our current customers, which may adversely affect our business, results of operations, financial condition or future prospects.
Our business primarily depends on business formations
Our success significantly depends on business formations. The majority of our transaction revenue is generated by providing formation services to guide our customers through the transition from being aspiring business owners to launching their entities. In 2021 and the first six months of 2022, business formations represented the largest share of our total transaction orders. The number of business formations on our platform is subject to unpredictable declines or fluctuations as a result of a number of factors, including an overall decline in the number of U.S. business formations, an economic slowing or downturn, increased competition, compliance or operating costs (including wage and benefit pressures), regulatory obstacles, changes in law (including changes in tax laws and regulations), changes in the business environment from inflation, interest rate, government assistance or other risks, and dissatisfaction with our services. For example, we experienced slower growth in transactions in the second quarter of 2022 than in the second quarter of 2021 as a result of slower business formations growth. Declines in the overall number of business formations or the number of business formations on our platform have adversely affected, and may continue to adversely affect our business, results of operations, financial condition or future prospects. If growth rates continue to decline, these impacts can be expected to intensify.
Our subscription services are highly dependent upon our transaction products
For the past few years, a significant amount of our revenue has been derived from our subscription services. In 2021 and the first six months of 2022, approximately 50% of our revenue came from subscriptions. Subscriptions have primarily originated from transactional customers who opted to become subscribers. However, subscriptions may be terminated at any time, and the willingness of transactional customers to subscribe is impacted by numerous factors, including cost, the helpfulness of our services over time and our ability to continue to evolve with the growing business needs of our subscribers. As a result, we are not be able to predict whether a sufficient number of our existing or new customers will continue to subscribe to our registered agent services, legal plans or other subscription services, or if they will continue to subscribe at the same rate as they have historically. If we are unable to continue to convert our transactional customers to subscribers, our business, results of operations, financial condition and future prospects would be adversely affected.
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
We rely on both algorithmic and paid listing internet search results to drive customer traffic to our websites. Algorithmic listings are determined and displayed solely by a set of formulas designed by internet search engine companies, such as Google and Bing. Paid listings can be purchased and then are displayed if particular words or terms are included in a customer’s internet search. We bid on words or terms we expect customers will use to search for our services in a search engine’s auction system for preferred placement on its results page. Placement in paid listings is generally not determined solely on the bid price, but also considers the search engine's assessment of the quality of the website featured in the paid listing and other factors. Our ability to maintain or increase customer traffic to our websites from internet search engines is not entirely within our control. For example, internet search engines sometimes revise their algorithms to optimize their search result listings or maintain their internal standards and strategies. Changes in search algorithms could cause our websites to receive less favorable placement and reduce traffic to our websites. In addition, we bid for paid listings against our competitors and third parties that may outbid us for preferred placement, which could adversely impact advertising efficiency and customer acquisition efforts. If competition for paid listings increases, we may be required to increase our marketing expenses or reduce the number or prominence of these paid listings. If we reduce our internet search engine advertising, the number of customers who visit our websites could decline significantly. Additionally, changes in regulations could limit the ability of search engines and social media platforms, including but not limited to Google and Meta Platforms, to collect data from users and engage in targeted advertising, making them less effective in disseminating our advertisements to our target customers.
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
Our ability to operate efficiently depends upon contributions from across our employees and our senior management team. Having the right roles for the evolving needs of our business is important for achieving this efficiency. We have in the past, and may in the future, conducted reduction in workforce actions. These actions frequently result in us eliminating roles which may have unexpected adverse impacts on the growth and operation of our business, including on our ability to attract talent. In addition, from time to time, there may be changes in our senior management team that may be disruptive to our business. If our senior management team, including any new hires that we may make, fails to work together effectively and execute agreed-upon plans and strategies on a timely basis, our business and future prospects may be adversely affected.
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
Our business and success depend in part on our strategic relationships with third parties, including our partner ecosystem, and our business would be harmed if we fail to maintain or expand these relationships
We depend on, and anticipate we will continue to depend on, various third-party relationships to sustain and grow our business. For example, we partner with a variety of third parties to provide business license services, website development, credit card and banking services, productivity tools and business insurance, among others. Our sales and our customers’ user experience are dependent on our ability to connect and integrate easily to such third-party solutions. We may fail to retain and expand relationships for many reasons, including third parties’ failure to maintain, support, or secure their technology platforms in general, restrictions imposed by regulatory compliance, and our integrations in particular. Any such failure could harm our relationship with our customers, our reputation and brand, our business and results of operations, and our future prospects.

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

Our failure to successfully address the evolving market for transactions on mobile devices and to build mobile products could harm our business
A significant and growing portion of our customers access our platform through mobile devices with almost half of our traffic through mobile devices. The number of people who access the internet and purchase services through mobile devices, including smartphones and handheld tablets or computers, has increased significantly in the past few years and is expected to continue to increase. If we are not able to provide customers with the experience and solutions they want on mobile devices, we may not be able to attract or retain customers or convert our website traffic into customers and our business may be harmed.
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
We also may encounter future claims. For example, our U.K. subsidiary operates as an alternative business structure, or ABS, which allows corporate entities to become licensed providers of reserved legal activities in that jurisdiction. As a result, our U.K. subsidiary may be susceptible to potential claims from clients, such as breach of contract, product liability, negligence or other claims. Any such claims could result in reputational damage or an adverse effect on our results of operations. In addition, this structure is generally untested in U.S. courts and we cannot assure you that it will insulate us from claims of the corporate practice of law, or CPL or unauthorized practice of law, or UPL. The professional liability insurance, held by our U.K. subsidiary and limiting its liability in accordance with its engagement letters with clients, may not insure or protect against all potential claims or sufficiently indemnify us or our U.K. subsidiary for all liability that may be incurred. Any such liability, inclusive of the costs and expenses that may be incurred in defending any such claims, that exceeds the insurance coverage could have a material adverse effect on our business, results of operations, financial condition, or future prospects. These same risks may emerge with respect to our US subsidiary, LZ Legal Services, LLC, which was licensed in September 2021 as an Arizona ABS, and became operational in July 2022.
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
We and our independent registered public accounting firm were not required to perform an evaluation of our internal control over financial reporting as of December 31, 2021 in accordance with the provisions of the Sarbanes-

Oxley Act of 2002. Accordingly, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required by reporting requirements under Section 404, in our Annual Report on Form 10-K for the year ended December 31, 2022. If we are unable to successfully remediate the existing material weakness in our internal control over financial reporting, the accuracy and timing of our financial reporting, and our stock price, may be adversely affected and we may be unable to maintain compliance with the applicable stock exchange listing requirements.
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

We are subject to fluctuations in interest rates
Borrowings under the 2021 Revolving Facility are subject to variable rates of interest and expose us to interest rate risk. Sharp changes in interest rates, such as the current rising interest rate environment, could adversely affect us if amounts are outstanding under the 2021 Revolving Facility. In the future, we may enter into contractual arrangements designed to hedge our exposure to changes in interest rates. If we enter into derivative financial instruments to mitigate interest rate risk in the future, we may not maintain interest rate swaps, caps or other applicable financial instruments with respect to all of our indebtedness, and any financial instrument we enter into may not fully mitigate our interest rate risk, may prove disadvantageous or may create additional risks. If these hedging arrangements are unsuccessful, we may experience an adverse effect on our business, results of operations, financial condition and future prospects.
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
If the independent professionals who participate in our or our partners' networks are characterized as employees, we would be subject to employment and withholding liabilities and regulatory risks
We structure our relationships with the independent attorneys and independent accountants who participate in our and our partners' networks in a manner that we believe results in an independent contractor relationship, not an employee relationship. On the other hand, some of our LZ Tax offerings as well as our intellectual property offerings are fulfilled by our or subsidiary’s own employee accountants, tax professionals, lawyers and fulfillment staff. An independent contractor is generally distinguished from an employee by his or her degree of autonomy and independence in providing services. A high degree of autonomy and independence is generally indicative of a contractor relationship, while a high degree of control is generally indicative of an employment relationship. Tax or other regulatory authorities may in the future challenge our characterization of the independent attorneys who participate in our and our partners' networks of these relationships. If such regulatory authorities or state, federal or foreign courts were to determine that these attorneys or accountants are employees, and not independent contractors, we would be required to withhold income taxes, to withhold and pay social security, Medicare and similar taxes, to pay unemployment and other related payroll taxes and could face allegations of UPL or CPL. We would also be liable for unpaid past taxes and subject to penalties. As a result, any determination that these independent attorneys or independent accountants are our employees could have a material adverse effect on our business, results of operations, financial condition and future prospects.
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
In addition to data privacy and security laws, we may be contractually subject to other data privacy and security obligations, including industry standards adopted by industry groups, and may become subject to new data privacy and security obligations in the future. For example, we may be subject to the Payment Card Industry Data Security Standard, or PCI DSS. The PCI DSS requires companies to adopt certain measures to ensure the security of cardholder information, including using and maintaining firewalls, adopting proper password protections for certain devices and software, and restricting data access. Noncompliance with PCI-DSS can result in penalties ranging from $5,000 to $100,000 per month by credit card companies, litigation, damage to our reputation, and revenue losses. We may also rely on vendors to process payment card data, and those vendors may be subject to PCI DSS, and our business may be negatively affected if our vendors are fined or suffer other consequences as a result of PCI DSS noncompliance.
Other government agencies are also undertaking measures to strengthen the security of their systems and protect the integrity of their databases. In 2019, the United States Patent and Trademark Office, or USPTO, began requiring anyone accessing the Trademark Electronic Access System, or TEAS, to log into a USPTO.gov account with two-step authentication. On January 8, 2022, the USPTO built on that requirement by introducing an identity verification process that requires users to verify their identity and authenticate their USPTO.gov account. This process leverages technology by ID.me and is intended to ensure that account holders are who they say they are. As part of this initiative, to access TEAS, users will be required to select one of four filing roles: a trademark owner, U.S. licensed attorney, Canadian attorney/agent, or attorney support staff. This change became a mandatory requirement on August 6, 2022 and impacted our ability to log into TEAS and complete trademark applications on behalf of our do-it-yourself customers. In anticipation of this requirement, we have made certain changes to our business practices and have eliminated our do-it-yourself trademark filing product, which may have a revenue impact on the business.
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
If we, or third parties upon which we rely, experience or are perceived to have experienced (in the past or future) a security breach, we may experience adverse consequences. Applicable data privacy and security obligations may require us to notify relevant stakeholders, which may include affected individuals, regulatory authorities, or customers of security breaches. We operate in an industry that is prone to cyberattacks. We have experienced security breaches for which we were legally required to notify individuals, customers, regulators, the media and others. Data breach notification disclosures are costly, and could lead adverse consequences. In addition, the costs to respond to a cybersecurity event or to mitigate any security vulnerabilities that may be identified could be significant, including costs for remediating the effects of such an event, paying a ransom, restoring data from backups and conducting data analysis to determine what data may have been affected by the breach. In addition, our efforts to contain or remediate a security breach or any vulnerability exploited to cause a breach may be unsuccessful, and efforts and any related failures to contain or remediate them could result in interruptions, delays, loss in customer trust, harm to our reputation and increases to our insurance coverage.
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
•other events or factors, including those resulting from war or incidents of terrorism, or responses to these events; and
•general macroeconomic, political, regulatory and market conditions, such as those related to the current inflationary and rising interest rate environment COVID-19 pandemic
Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could adversely affect our business, results of operations, financial condition and future prospects.
A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is performing well
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. At June 30, 2022, we had approximately 196 million outstanding shares of common stock, of which more than 87 million shares are currently restricted as a result of securities laws, that restrict transfers, subject to certain exceptions.
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
Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions
Based upon our shares of our common stock outstanding as of June 30, 2022, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 57.1% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.
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
In the future, the pandemic may have a material adverse impact on our business and financial performance, the severity and duration of which will depend on many factors beyond our control, including the emergence of new variants of the COVID-19 virus, and the actions of governments, businesses and other enterprises in response to the pandemic, the effectiveness of those actions, and the effectiveness of vaccines. Companies continue to take precautions, such as requiring employees to work remotely, imposing travel restrictions and vaccination requirements and temporarily closing businesses. Likewise, we have implemented a Remote-First policy intended to enable employees to work remotely in perpetuity unless the nature of their work requires in-office presence or if they otherwise choose to work in an office environment. To the extent that these restrictions remain in place, additional prevention and mitigation measures are implemented in the future, or there is uncertainty about the effectiveness of these or any other measures to contain or treat COVID-19 and its variants, there has been and continues to be an adverse impact on global economic conditions and consumer confidence and spending, which could adversely affect our business as well as the demand for our products. The fluid nature of the COVID-19 pandemic and uncertainties regarding the related economic impact are likely to result in sustained market turmoil, which could also have an adverse effect on our business, financial condition, results of operations and future prospects.
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
On March 1, 2022, our board of directors approved a share repurchase program authorizing us to repurchase up to $150.0 million of our common stock, with no fixed expiration. Stock repurchases under this program may be made through any manner, including open market transactions, accelerated share repurchase agreements, or privately negotiated transactions with third parties, and in such amounts as management deems appropriate. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our shares of common stock under this authorization. This program does not obligate us to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the discretion of our board of directors.
Stock repurchase activity during the three months ended June 30, 2022 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be purchased Under the Plans
April 1, 2022 through April 30, 2022	514,000	$13.58	514,000	$141,916,917
May 1, 2022 through May 31, 2022	483,861	$12.44	483,861	$135,895,604
June 1, 2022 through June 30, 2022	1,962,895	$12.76	1,962,895	$110,845,388
Total	2,960,756	$12.85	2,960,756
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report.

Exhibit Number	Description of Exhibit
3.1
Amended and Restated Certificate of Incorporation of LegalZoom.com, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2021).

3.2
Amended and Restated Bylaws of LegalZoom.com, Inc. (incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 21, 2021).

10.1+
Amendment to Employment Agreement, by and between LegalZoom.com, Inc. and Dan Wernikoff dated April 21,2022 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 16, 2022).

10.2*+	Employment Agreement, by and between LegalZoom.com, Inc. and Rich Preece dated June 16, 2021.
10.3*+	Amendment to Employment Agreement, by and between LegalZoom.com, Inc. and Rich Preece dated October 27, 2021.
10.4*+	Second Amendment to Employment Agreement, by and between LegalZoom.com, Inc. and Rich Preece dated March 12,2022.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2022 were formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statement of Stockholders’ Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
______________
*    Filed herewith.
**    Furnished herewith.
+    Indicates a management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LegalZoom.Com, Inc.

Date: August 11, 2022	By:	/s/ Dan Wernikoff
Dan Wernikoff
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 11, 2022		/s/ Noel Watson
Noel Watson
Chief Financial Officer
(Principal Financial and Accounting Officer)