Form 10-Q
period 2022-09-30
LEGALZOOM.COM, INC.
filed 2022-11-10
CIK 1286139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended September 30, 2022
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No  ☒
As of November 4, 2022, the registrant had outstanding 192,649,274 shares of common stock, $0.001 par value per share, outstanding.

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
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including but not limited to those factors discussed below under “Summary of Risk Factors” and in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, as such risk factors may be amended, updated or superseded from time to time by our subsequent filings with the Securities and Exchange Commission, or SEC. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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
Summary of Risk Factors
Our business involves significant risks and you are urged to carefully consider the risks discussed under Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q prior to making an investment in us. These risks include, but are not limited to, the following:
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

Part I
Item 1. Condensed Consolidated Financial Statements (Unaudited)
LegalZoom.com, Inc.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par values)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$211,812	$239,297
Accounts receivable, net	13,578	10,635
Prepaid expenses and other current assets	16,624	16,589
Current assets held for sale	22,722	—
Total current assets	264,736	266,521
Property and equipment, net	29,012	47,013
Goodwill	63,184	59,910
Intangible assets, net	13,552	16,031
Operating lease right-of-use assets	11,796	—
Deferred income taxes	27,473	27,653
Available-for-sale debt securities	1,183	1,122
Other assets	12,877	12,765
Total assets	$423,813	$431,015
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$25,805	$31,788
Accrued expenses and other current liabilities	59,916	50,817
Deferred revenue	168,705	146,364
Operating lease liabilities	2,054	—
Total current liabilities	256,480	228,969
Operating lease liabilities, non-current	9,568	—
Deferred revenue	1,013	1,554
Other liabilities	2,926	2,941
Total liabilities	269,987	233,464
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000 shares authorized at September 30, 2022, none issued or outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 1,000,000 shares authorized; 193,848 shares and 198,084 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	193	198
Additional paid-in capital	1,015,068	947,160
Accumulated deficit	(865,933)	(748,012)
Accumulated other comprehensive income (loss)	4,498	(1,795)
Total stockholders’ equity	153,826	197,551
Total liabilities and stockholders’ equity	$423,813	$431,015
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$154,416	$147,879	$472,492	$432,943
Cost of revenue	50,050	47,267	163,383	141,086
Gross profit	104,366	100,612	309,109	291,857
Operating expenses:
Sales and marketing	66,145	72,572	215,964	209,364
Technology and development	17,457	26,865	51,613	65,790
General and administrative	30,103	28,192	88,560	75,202
Impairment of long-lived and other assets	237	493	237	872
Total operating expenses	113,942	128,122	356,374	351,228
Loss from operations	(9,576)	(27,510)	(47,265)	(59,371)
Interest income (expense), net	535	(9,957)	511	(27,923)
Other (expense) income, net	(2,536)	(368)	(6,102)	300
Loss on debt extinguishment	—	(7,748)	—	(7,748)
Loss before income taxes	(11,577)	(45,583)	(52,856)	(94,742)
(Benefit from) provision for income taxes	(1,469)	(5,908)	1,040	(6,849)
Net loss	$(10,108)	$(39,675)	$(53,896)	$(87,893)
Net loss per share attributable to common stockholders—basic and diluted:	(0.05)	(0.20)	(0.27)	(0.59)
Weighted-average shares used to compute net loss per share attributable to common stockholders—basic and diluted:	194,906	196,351	196,984	149,207
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(10,108)	$(39,675)	$(53,896)	$(87,893)
Other comprehensive income, net of tax:
Change in foreign currency translation adjustments	2,644	1,452	6,255	1,101
Change in available-for-sale debt securities due to unrealized gains	—	72	38	44
Change in unrealized gain on cash flow hedges:
Unrealized (loss) gain on interest rate cap and swaps	—	(903)	—	1,448
Reclassification of prior hedge effectiveness and losses from interest rate cap and swaps to net loss	—	—	—	2,315
Reclassification to net loss upon discontinuance of interest rate swaps and prior hedge effectiveness	—	7,295	—	7,295
Total net changes in cash flow hedges	—	6,392	—	11,058
Total other comprehensive income	2,644	7,916	6,293	12,203
Total comprehensive loss	$(7,464)	$(31,759)	$(47,603)	$(75,690)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	198,084	$198	$947,160	$(748,012)	$(1,795)	$197,551
Issuance of common stock upon exercise of stock options	202	—	225	—	—	225
Issuance of common stock upon vesting of restricted stock awards	392	—	—	—	—	—
Stock-based compensation	—	—	22,346	—	—	22,346
Repurchased common stock	(79)	—	—	(1,102)	—	(1,102)
Other comprehensive income	—	—	—	—	1,440	1,440
Net loss	—	—	—	(30,609)	—	(30,609)
Balance at March 31, 2022	198,599	$198	$969,731	$(779,723)	$(355)	$189,851
Issuance of common stock upon exercise of stock options and ESPP	174	—	1,262	—	—	1,262
Issuance of common stock upon vesting of restricted stock awards	268	1	(1)	—	—	—
Shares surrendered for settlement of minimum statutory tax withholdings	(1)	—	(30)	—	—	(30)
Stock-based compensation	—	—	23,596	—	—	23,596
Repurchased common stock	(2,961)	(3)	—	(38,050)	—	(38,053)
Other comprehensive income	—	—	—	—	2,209	2,209
Net loss	—	—	—	(13,179)	—	(13,179)
Balance at June 30, 2022	196,079	$196	$994,558	$(830,952)	$1,854	$165,656
Issuance of common stock upon exercise of stock options and ESPP	46	—	195	—	—	195
Issuance of common stock upon vesting of restricted stock awards	350	—	—	—	—	—
Shares surrendered for settlement of minimum statutory tax withholdings	(2)	—	(11)	—	—	(11)
Stock-based compensation	—	—	20,326	—	—	20,326
Repurchased common stock	(2,625)	(3)	—	(24,873)	—	(24,876)
Other comprehensive income	—	—	—	—	2,644	2,644
Net loss	—	—	—	(10,108)	—	(10,108)
Balance at September 30, 2022	193,848	$193	$1,015,068	$(865,933)	$4,498	$153,826

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)(continued)
(In thousands)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	23,081	$70,906	125,037	$126	$102,417	$(639,348)	$(13,827)	$(550,632)
Issuance of common stock upon exercise of stock options	—	—	244	—	151	—	—	151
Issuance of common stock upon vesting of restricted stock awards	—	—	27	—	—	—	—	—
Shares surrendered for settlement of minimum statutory tax withholdings	—	—	(9)	—	(100)	—	—	(100)
Stock-based compensation	—	—	—	—	3,799	—	—	3,799
Net issuance and repayments of full recourse notes receivable	—	—	—	—	44	—	—	44
Special dividends	—	—	—	—	(23)	—	—	(23)
Other comprehensive income	—	—	—	—	—	—	2,964	2,964
Net loss	—	—	—	—	—	(9,823)	—	(9,823)
Balance at March 31, 2021	23,081	$70,906	125,299	$126	$106,288	$(649,171)	$(10,863)	$(553,620)
Issuance of common stock upon exercise of stock options	—	—	213	—	136	—	—	136
Issuance of common stock upon vesting of restricted stock awards	—	—	32	—	—	—	—	—
Shares surrendered for settlement of minimum statutory tax withholdings	—	—	(6)	—	(109)	—	—	(109)
Stock-based compensation	—	—	—	—	44,810	—	—	44,810
Special dividends	—	—	—	—	(16)	—	—	(16)
Other comprehensive income	—	—	—	—	—	—	1,323	1,323
Net loss	—	—	—	—	—	(38,395)	—	(38,395)
Balance at June 30, 2021	23,081	$70,906	125,538	$126	$151,109	$(687,566)	$(9,540)	$(545,871)
Issuance of common stock upon exercise of stock options	—	—	82	—	93	—	—	93
Issuance of common stock upon vesting of restricted stock awards	—	—	112	—	—	—	—	—
Shares surrendered for settlement of minimum statutory tax withholdings	—	—	(49)	—	(1,669)	—	—	(1,669)
Stock-based compensation	—	—	—	—	38,150	—	—	38,150
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(23,081)	(70,906)	46,162	46	70,859	—	—	70,905
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions	—	—	21,989	22	581,811	—	—	581,833
Private placement of common stock, net of underwriting discounts and commissions	—	—	3,214	3	85,047	—	—	85,050
Deferred offering costs	—	—	—	—	(5,636)	—	—	(5,636)
Special dividends	—	—	—	—	(52)	—	—	(52)
Other comprehensive income	—	—	—	—	—	—	7,916	7,916
Net loss	—	—	—	—	—	(39,675)	—	(39,675)
Balance at September 30, 2021	—	$—	197,048	$197	$919,712	$(727,241)	$(1,624)	$191,044
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(53,896)	$(87,893)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,187	11,604
Amortization of right-of-use assets	1,290	—
Amortization of debt issuance costs	170	1,335
Amortization of prior hedge effectiveness	—	3,095
Impairment of other equity securities	170	—
Impairment of long-lived assets	237	872
Loss on debt extinguishment	—	7,955
Discontinuance of interest rate swaps and write-off of prior hedge effectiveness	—	8,688
Stock-based compensation	64,490	86,725
Deferred income taxes	166	(7,218)
Change in fair value of financial guarantee	—	(150)
Change in fair value of derivative instruments	—	392
Change in fair value of other equity security	—	(1,031)
Change in fair value of contingent consideration	(150)	—
Unrealized foreign exchange loss	5,958	1,002
Other	(1)	4
Changes in operating assets and liabilities, net of effects of business combination:
Accounts receivable	(2,902)	(3,040)
Prepaid expenses and other current assets	(560)	(5,562)
Other assets	(864)	(2,283)
Accounts payable	(6,417)	14,635
Accrued expenses and other liabilities	7,606	7,416
Operating lease liabilities	(1,599)	—
Income tax payable	22	(368)
Deferred revenue	22,108	23,978
Net cash provided by operating activities	52,015	60,156
Cash flows from investing activities
Acquisition, net of cash acquired	(2,532)	—
Proceeds from acquisition working capital adjustment	307	—
Purchase of property and equipment	(16,441)	(8,500)
Payment upon extinguishment of interest rate swaps	—	(3,283)
Net cash used in investing activities	(18,666)	(11,783)
Cash flows from financing activities
Repayment of capital lease obligations	—	(24)
Payment of debt issuance costs	—	(767)
Repayment of 2018 Term Loan	—	(524,300)
Repayment of hybrid debt	—	(1,332)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows (continued)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Payment upon extinguishment of hybrid debt	—	(9,774)
Payment of contingent consideration	(600)	(1,049)
Payment of special dividends	—	(115)
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts and commissions	—	581,833
Proceeds from private placement, net of underwriting discounts and commissions	—	85,050
Payment of stock issuance costs	—	(5,634)
Repurchase of common stock	(61,736)	(1,462)
Shares surrendered for settlement of minimum statutory tax withholding	(41)	—
Proceeds from issuance of stock under employee stock plans	1,682	412
Net cash (used in) provided by financing activities	(60,695)	122,838
Effect of exchange rate changes on cash and cash equivalents	(139)	23
Net (decrease) increase in cash and cash equivalents, and restricted cash equivalents	(27,485)	171,234
Cash and cash equivalents, and restricted cash equivalents, at beginning of the period	239,297	139,470
Cash and cash equivalents at end of the period	$211,812	$310,704

Non-cash investing and financing activities:
Conversion of Series A redeemable convertible preferred stock into common stock in connection with initial public offering	—	70,906
Purchase of property and equipment included in accounts payable and accrued expenses and other current liabilities	1,124	486
Change in fair value of hedged interest rate swaps and interest rate cap	—	(5,817)
Capitalized stock-based compensation	1,779	35
Right-of-use assets under operating leases	13,165	—
Contingent consideration for acquired business	850	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of the Business
LegalZoom.com, Inc, was initially formed as a California corporation in 1999 and reincorporated as a Delaware corporation in 2007. LegalZoom.com, Inc., and its wholly owned subsidiaries, referred to herein as “we,” “us,” or “our,” has its executive headquarters in Glendale, California, its operational headquarters in Austin, Texas and additional locations in Frisco and San Antonio, Texas, Beaverton, Oregon and London in the United Kingdom, or U.K. We are a provider of services that meet the legal needs of small businesses and consumers. Our position at business inception allows us to become a trusted business advisor, supporting the evolving needs of a new business across its lifecycle. Along with formation, our offerings include ongoing compliance and tax advice and filings, trademark filings, and estate plans. Additionally, we have insights into our customers and leverage our offerings as a channel to introduce small businesses to leading brands in our partner ecosystem, solving even more of their business needs.
Initial Public Offering
The registration statement related to our initial public offering, or IPO, was declared effective on June 29, 2021, and our common stock began trading on the Nasdaq Global Select Market on June 30, 2021. On July 2, 2021, we completed our IPO for the sale of 19,121,000 shares of our common stock, $0.001 par value per share at an offering price of $28.00 per share, for proceeds of $505.9 million, net of underwriting discounts and commissions. In addition, we sold 2,868,150 shares of our common stock for net proceeds of $75.9 million pursuant to the full exercise of the underwriter’s option to purchase additional shares in connection with the IPO. In addition, on July 2, 2021, we sold 3,214,285 shares of our common stock in a private placement with an existing related party stockholder for proceeds of $85.0 million, net of underwriting discounts and commissions. We raised aggregate proceeds of $666.9 million from our IPO and private placement after deducting underwriting discounts and commissions. We incurred stock issuance costs of $5.6 million. Proceeds raised from our IPO were used to repay the full outstanding balance of $521.6 million on our prior 2018 term loan, or 2018 Term Loan.
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
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2021. The December 31, 2021 unaudited condensed consolidated balance sheet was derived from our audited consolidated financial statements as of that date. Our unaudited condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the unaudited condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. There have been no significant changes in accounting policies during the three and nine months ended September 30, 2022 from those disclosed in the annual consolidated financial statements for the year ended December 31, 2021 and the related notes, except as noted below in the Recently Adopted Accounting Pronouncements.
The operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results expected for the full year ending December 31, 2022.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, among other things, revenue recognition, sales allowances and credit reserves, available-for-sale debt securities, valuation of long-lived assets and goodwill, income taxes, commitments and contingencies, valuation of assets and liabilities acquired in business combinations and stock-based compensation. Actual results could differ materially from those estimates.
The extent to which COVID-19 continues to impact our business and financial results will depend on numerous continuously evolving factors including, but not limited to, the magnitude and duration of COVID-19, including resurgences; the impact on our employees; the extent to which it will impact worldwide macroeconomic conditions, including interest rates, employment rates, and health insurance coverage; the speed and degree of the anticipated recovery, as well as variability in such recovery across different geographies, industries, and markets; and governmental and business reactions to the pandemic. We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of COVID-19 as of September 30, 2022 and through the date of the issuance of these unaudited condensed consolidated financial statements. The accounting matters assessed included, but were not limited to, the carrying value of goodwill and other long-lived assets. While there was not a material impact as a result of COVID-19 on our unaudited condensed consolidated financial statements at and for the three and nine months ended September 30, 2022, our future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to our consolidated financial statements in future reporting periods.
Significant accounting policies
Significant accounting policies are detailed in "Note 2: Summary of Significant Accounting Policies" of our Annual Report on Form 10-K for the year ended December 31, 2021. On January 1, 2022, we adopted Financial Accounting Standards Board, or FASB, Accounting Standard Codification No. 842, Leases, or ASC 842, with application to leases that existed as of the adoption date.
Segment and Geographic Information
Our Chief Executive Officer, as the Chief Operating Decision Maker, organizes our company, manages resource allocations, and measures performance on the basis of one operating segment.
Revenue outside of the U.S., based on the location of the customer, represented less than 1% of our unaudited consolidated revenue for each of the three and nine months ended September 30, 2022 and 2021. Our property and equipment located outside of the U.S. was less than 1% of our consolidated property and equipment as of September 30, 2022 and December 31, 2021.
Foreign Currency
The British Pound Sterling is the functional currency for our foreign subsidiaries. The financial statements of these foreign subsidiaries are translated to U.S. Dollars using period-end rates of exchange for assets and liabilities, historical rates of exchange for equity, and average rates of exchange for the period for revenue and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of our unaudited consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit). We recognized foreign currency transaction losses of $2.6 million and $1.4 million during the three months ended September 30, 2022 and 2021, respectively, and losses of $6.0 million and $1.0 million during the nine months ended September 30, 2022 and 2021, respectively.
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
Due to a large and diverse customer base, no individual customer represented more than 1% of total revenue for the three and nine months ended September 30, 2022 and 2021. At September 30, 2022 and December 31, 2021, there were no customers with an outstanding balance of 10% or more of our accounts receivable balance.
Held for sale
We classify long-lived assets or asset groups we plan to sell as held for sale on our consolidated balance sheets only after certain criteria have been met including: (i) management has the authority and commits to a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, (iii) an active program to locate a buyer and the plan to sell the asset have been initiated, (iv) the sale of the asset is probable within 12 months, (v) the asset is being actively marketed at a reasonable sales price relative to its current fair value, and (vi) it is unlikely that the plan to sell will be withdrawn or that significant changes to the plan will be made. We record assets or asset groups held for sale at the lower of their carrying value or fair value less costs to sell.
Leases
Financial information related to periods prior to adoption will be as originally reported under ASC No. 840, Leases. On January 1, 2022, we recorded operating lease right-of-use, or ROU assets of $5.7 million and operating lease liabilities of $5.9 million. The difference between the leased assets and lease liabilities represents the existing deferred rent liabilities balance at adoption, resulting from historical straight-line recognition of operating leases, which was reclassified upon adoption to reduce the measurement of the leased assets. The adoption of the standard did not have a material impact on our stockholders’ equity, results of operations, or cash flows.
The new standard provides several optional practical expedients in transition. We elected the package of practical expedients permitted under the transition guidance, which eliminates the requirement to reassess whether a contract contains a lease and lease classification.
We have also made accounting policy elections, including a short-term lease exception policy, permitting us to not apply the recognition requirements of this standard to short-term leases, which are leases with expected terms of 12 months or less, and an accounting policy to account for lease and certain non-lease components as a single component for certain classes of assets. Additionally, we used the portfolio approach when applying the discount rate selected based on the dollar amount and term of the obligation.
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

Revenue from our transaction, subscription and partner revenue is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Transaction	$57,550	$66,873	$188,166	$201,621
Subscription	91,397	73,317	267,069	208,194
Partner	5,469	7,689	17,257	23,128
Total revenue	$154,416	$147,879	$472,492	$432,943
Recent Accounting Pronouncements
Under the Jumpstart our Business Startups Act, or JOBS Act, we currently meet the definition of an emerging growth company. We have elected to use the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies. To the extent that we no longer qualify as an emerging growth company, which we expect to occur on December 31, 2022, we will be required to adopt certain accounting pronouncements earlier than the adoption dates disclosed below which are for non-public business entities.
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of ROU assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We adopted this guidance effective January 1, 2022. Refer to Note 8 for further details.
In March 2020, the FASB issued Accounting Standards Update, or ASU No. 2020-04, Reference Rate Reform (Topic 848) — Facilitation of the Effects of Reference Rate Reform on Financial Reporting, or Topic 848, that provides optional relief to applying reference rate reform to contracts, hedging relationships, and other transactions that reference the LIBOR, which has been discontinued as of the end of 2021. Also, in January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848) — Scope, to clarify that cash flow hedges are eligible for certain optional expedients and exceptions for the application of subsequent assessment methods to assume perfect effectiveness as previously presented in ASU 2020-04. Topic 848 is effective immediately and may be applied through December 31, 2022. We have adopted the provisions of Topic 848 and the adoption did not have a material impact to our unaudited condensed consolidated financial statements.
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
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. This standard eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted earnings per share computation. Based upon our current filing status, the amendments are effective for the reporting period beginning on January 1, 2023, including interim periods within those fiscal years. We are currently evaluating the impact of the adoption on our consolidated financial statements.
In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement—Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (Topic 820), or Topic 820, which clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. Based upon our current filing status, the amendments are effective for fiscal years, beginning after December 15, 2023. We are currently evaluating the impact of the adoption on our consolidated financial statements.

Note 3. Other Financial Statement Information
Accounts Receivable
Changes in the allowance consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$4,508	$5,114	$4,060	$5,256
Add: amounts recognized as a reduction of revenue	2,099	1,884	6,292	4,911
Add: bad debt expense recognized in general and administrative expense	2	146	142	177
Less: write-offs, net of recoveries	(2,190)	(2,415)	(6,075)	(5,615)
Ending balance	$4,419	$4,729	$4,419	$4,729
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
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid expenses	$11,377	$10,968
Deferred cost of revenue	2,029	1,819
Capitalized cloud computing development costs	1,016	867
Other current assets	2,202	2,935
Total prepaid expenses and other current assets	$16,624	$16,589
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued payroll and related expenses	$21,574	$21,858
Accrued vendor payables	16,557	18,239
Accrued advertising	8,543	426
Sales allowances	4,287	4,862
Accrued sales, use and business taxes	3,745	2,678
Other	5,210	2,754
Total accrued expenses and other current liabilities	$59,916	$50,817

Depreciation and Amortization
Depreciation and amortization expense of our property and equipment, including capitalized internal-use software, and intangible assets consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$1,966	$1,403	$6,220	$4,479
Sales and marketing	1,754	1,401	5,508	4,199
Technology and development	694	538	2,112	1,709
General and administrative	840	433	2,347	1,217
Total depreciation and amortization expense	$5,254	$3,775	$16,187	$11,604
Deferred revenue
Deferred revenue as of September 30, 2022 and December 31, 2021 was $169.7 million and $147.9 million, respectively. Revenue recognized in the three months ended September 30, 2022 and 2021 that was included in deferred revenue as of June 30, 2022 and 2021 was $81.7 million and $79.4 million, respectively. Revenue recognized in the nine months ended September 30, 2022 and 2021, that was included in deferred revenue as of December 31, 2021 and 2020 was $146.5 million and $121.9 million, respectively.
We have omitted disclosure on the transaction price allocated to remaining performance obligations and estimated timing of revenue recognition as our contracts with customers that have a duration of more than one year are immaterial.
Note 4. Assets Held for Sale
During the three months ended September 30, 2022, following an evaluation of our office space and business requirements, we commenced a plan to sell our operational headquarters in Austin, Texas, consisting of land, a building and building improvements, and determined that these assets met the held for sale criteria. We ceased recording depreciation on these assets upon meeting the held for sale criteria. At September 30, 2022, the total carrying value of the assets held for sale were $22.7 million. The estimated fair value less costs to sell the assets held for sale exceed their carrying values and hence no impairment was necessary during the quarter ended September 30, 2022.
Note 5. Acquisitions
United Agent Services Corp
In August 2022, we acquired certain assets and liabilities of United Agency Services Corp, or UA Services, a company providing registered agent services and corporate compliance solutions for $3.5 million, of which $2.6 million was paid in cash on the acquisition date and up to $1.0 million will be paid in cash within twelve months, based upon the achievement of certain earnout metrics. Furthermore, up to $0.4 million is contingent on certain service conditions being met. This amount has been excluded from the purchase consideration and will be recorded as future compensation expense.
The acquisition was completed in order to build a more durable registered agency platform and has been accounted for as a business combination. The preliminary purchase price was allocated to the assets acquired and liabilities assumed. Goodwill of $3.3 million arising from the acquisition consisted largely of the assembled workforce and synergies expected from combining our operations. The acquired goodwill is expected to be deductible for tax purposes. There were no intangible assets acquired in connection with this acquisition. Acquisition costs related to this transaction of approximately $0.4 million were expensed as incurred and are included in general and administrative expenses on the accompanying unaudited condensed consolidated statements of operations.
The revenue and earnings of the acquired business have been included in our results of operations since the acquisition date and are not material to the consolidated financial results. Pro forma revenues and results of operations for this acquisition have not been presented as the impact on our unaudited condensed consolidated financial statements is immaterial.
The purchase accounting for this acquisition remains incomplete with respect to acquired contingent liabilities as management continues to gather and evaluate information about circumstances that existed as of the acquisition date. Measurement period adjustments will be recognized in the reporting period in which the adjustment amounts are determined within 12 months from the acquisition date.
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
There were no material measurement period adjustments recorded to the fair values of assets acquired and liabilities assumed during the period and the purchase price is considered final.
Note 6. Long-term Debt
On July 2, 2021, we entered into an amended and restated credit and guaranty agreement, or 2021 Revolving Facility, providing for revolving borrowings of up to $150.0 million with an availability period of five years. Under the 2021 Revolving Facility, we can use up to $20.0 million in letters of credit and up to $10.0 million in borrowings on same-day notice, referred to as swingline loans. Additional debt issuance costs of $0.8 million were allocated to the 2021 Revolving Facility.
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
At September 30, 2022, and December 31, 2021, we had no amounts outstanding under our 2021 Revolving Facility or any outstanding letters of credit and were in compliance with all financial covenants.
Note 7. Derivative Financial Instruments
Interest Rate Swaps
At June 30, 2021, we held interest rate swap contracts with an aggregate notional amount of $395.0 million, which were designated as cash flow hedges. In July 2021, upon the full repayment of our 2018 Term Loan, our interest rate swaps were discontinued as cash flow hedges and were subsequently extinguished.
Financial Guarantee
In June 2021, our financial guarantee of the personal loan of a former executive officer was waived prior to our IPO. The associated restricted cash equivalent of $25.0 million became unrestricted and was reclassified to cash and cash equivalents. The change in fair value of our financial guarantee was not material to our unaudited condensed consolidated financial statements for the nine months ended September 30, 2021.

Note 8. Commitments and Contingencies
Operating Leases
We conduct operations from certain leased facilities in various locations. At September 30, 2022, we had various non-cancelable operating leases for office space and equipment, which expire between November 30, 2022 and November 30, 2029, and which represent the non-cancelable periods of the leases and include extension options that we determined are reasonably certain to be exercised. We exclude extension options that are not reasonably certain to be exercised from our lease terms. Our lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms. We often receive customary incentives from our landlords, such as reimbursements for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for these leases.
Operating lease ROU assets and liabilities on our unaudited condensed consolidated balance sheets represent the present value of our remaining lease payments over the remaining lease terms. We do not allocate lease payments to non-lease components. We use our incremental borrowing rate to calculate the present value of our lease payments, as the implicit rates in our leases are not readily determinable.
At September 30, 2022, the maturities of our remaining operating lease liabilities were as follows (in thousands, except years and percentages):

September 30, 2022

2022 (remaining three months)	$500
2023	2,743
2024	2,364
2025	1,813
2026	1,729
Thereafter	4,117
Total minimum lease payments	13,266
Less: Effects of discounting	1,644
Present value of lease liabilities under ASC 842	11,622
Less: current portion	2,054
Long-term lease liabilities	$9,568
Weighted-average remaining lease term	5.8 years
Weighted-average incremental borrowing rate	4.35%
The component of our lease costs included in our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2022, were as follows (in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Lease cost
Operating lease cost	$650	$1,589
Other variable cost	27	203
Net lease cost	$677	$1,792

Total future aggregate minimum lease payments calculated under ASC 840 as of December 31, 2021 were as follows (in thousands):

Operating Leases
2022	$2,372
2023	1,101
2024	867
2025	550
2026	505
Thereafter	1,033
Total minimum lease payments under ASC 840	$6,428
Advertising, Media and Other Commitments
We use a variety of media to advertise our services, including search engine marketing, television and radio. At September 30, 2022, we had non-cancelable minimum advertising and media commitments for future advertising spots of $8.8 million, substantially all of which will be paid over a two-year period. We also have non-cancelable agreements with various vendors, which require us to pay $54.5 million over a 5-year period, of which $41.1 million remains to be paid as of September 30, 2022.
Legal Proceedings
We received a demand letter dated April 20, 2020 from service partner Dun & Bradstreet alleging that Dun & Bradstreet had overpaid us for services. The letter alleges these overpayments occurred between 2015 and 2019, amounted to $5.6 million, and were caused by overreporting by us. The parties have continued to negotiate, and no claim has been filed. We deny and will continue to deny all of the allegations and claims asserted by Dun & Bradstreet, including, but not limited to, any allegation that Dun & Bradstreet has suffered any harm or damages. We believe we have meritorious defenses to the claims and will vigorously defend any action. While there is at least a reasonable possibility that a loss may be incurred, we have not recorded any loss or accrual in the accompanying unaudited condensed consolidated financial statements at September 30, 2022 for this matter as a loss is not probable.
In July 2021, Legalinc Corporate Services Inc., our wholly owned subsidiary, or Legalinc, received a citation from the Wyoming Secretary of State of Wyoming regarding Legalinc’s registered agent services in Wyoming. The citation alleges that Legalinc failed to comply with Wyoming’s Registered Offices and Agents Act when carrying out its registered agent business in the state, and assessed an initial $4.1 million penalty and revoked Legalinc’s status as a commercial registered agent in Wyoming. Legalinc has requested a hearing to review the matter and is engaging in negotiations with the State. We are unable to predict the ultimate outcome of this matter. While there is at least a reasonable possibility that a loss may be incurred, we have not recorded any loss or accrual in the accompanying unaudited condensed consolidated financial statements at September 30, 2022 for this matter as a loss is not probable. If this matter is not resolved in our favor, the losses arising from the result of a final ruling, hearing or settlements may have a material adverse effect on our results of operations, cash flows and financial condition.
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

Note 9. Stockholders’ Equity
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
During the nine months ended September 30, 2022, using the Rule 10b5-1 plans, we repurchased a total of 5,664,151 shares of our common stock through open market purchases at an average per share price of $11.30 for a total repurchase of $64.0 million including broker commission. The repurchases were recorded as a reduction to stockholders' equity. We have made additional repurchases under the share repurchase program subsequent to September 30, 2022 of 1,204,387 shares of our common stock through open market purchases, amounting to $10.3 million, as of the date of filing.
Note 10. Stock-based Compensation
Stock-based Compensation Expense
We recorded stock-based compensation expense in the following categories in the accompanying unaudited condensed consolidated statements of operations and balance sheets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$597	$764	$2,205	$1,585
Sales and marketing	2,972	6,356	9,633	11,706
Technology and development	3,857	14,446	12,303	32,591
General and administrative	12,352	16,499	40,349	41,079
Total stock-based compensation expense	19,778	38,065	64,490	86,961
Amount capitalized to internal-use software	549	9	1,779	35
Total stock-based compensation expense	$20,327	$38,074	$66,269	$86,996
The change in compensation expense is due to certain award modifications in connection with our IPO in 2021 as described in “Modification of Stock-Based Compensation Awards” below.
Stock Options
Stock option activity for the nine months ended September 30, 2022 is as follows (in thousands, except weighted-average exercise price and remaining contract life):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	15,274	$10.47	8.0	$97,094
Granted	2,766	14.15
Exercised	(305)	1.61
Cancelled/forfeited	(33)	6.36
Outstanding at September 30, 2022	17,702	$11.21	7.6	$4,377
Vested and expected to vest at September 30, 2022	17,698	$11.21	7.6	$4,375
Exercisable at September 30, 2022	9,553	$9.76	7.1	$4,311

There was a realized tax benefit of $2.4 million for tax deductions from stock options exercised during the nine months ended September 30, 2022, and $2.3 million and $7.7 million for tax deductions from stock options exercised during the three and nine months ended September 30, 2021, respectively. At September 30, 2022, total unrecognized stock-based compensation expense is $40.9 million, which is expected to be recognized over a weighted-average period of 2.4 years.
The weighted-average assumptions that were used to calculate the grant-date fair value of our stock option grants using the Black-Scholes option pricing model were as follows:

Nine Months Ended September 30,
2021
Expected life (years)	5.4
Risk-free interest rate	1.0%
Expected volatility	45.6%
Expected dividend yield	—
In June 2021, we granted 970,970 options to our executive officers that were contingent on the effectiveness of the registration statement of our IPO, which occurred on June 29, 2021, or IPO Options. Because the number of options and exercise price of the IPO Options were based on the IPO price to the public, the grant date for accounting purposes was not established until the effective date of our IPO. As the IPO was a performance condition, no stock-based compensation expense was recognized until our IPO registration statement was declared effective. The related stock-based compensation expense for the three and nine months ended September 30, 2022 was $1.2 million and $4.1 million, respectively, and the remaining stock-based compensation of $4.2 million will be recognized over a weighted-average requisite service period of approximately 2.9 years.
Restricted Stock Units
Restricted stock unit, or RSU, activity for the nine months ended September 30, 2022 is as follows (in thousands, except weighted-average grant-date fair value):

	Number of Units	Weighted- Average Grant- Date Fair Value
Unvested at December 31, 2021	3,577	$21.52
Granted	6,982	13.39
Vested	(1,010)	21.05
Cancelled/forfeited	(900)	14.50
Unvested at September 30, 2022	8,649	$15.75
RSUs are measured based on the fair market value of the underlying stock on the date of grant and recognized as expense over the employee’s requisite service period. At September 30, 2022, total remaining stock-based compensation expense for unvested RSU awards is $103.6 million, which is expected to be recognized over a weighted-average period of 3.2 years.
In June 2021, we granted 388,389 RSUs with a value of $10.9 million to our executive officers that were contingent on the effectiveness of the registration statement filed in connection with our IPO, or IPO RSUs. As the IPO was a performance condition, no stock-based compensation expense was recognized until our IPO registration statement was declared effective by the SEC. Stock-based compensation expense for the three and nine months ended September 30, 2022 was $1.1 million and $3.9 million, respectively, and the remaining stock-based compensation of $3.9 million is expected to be recognized over a weighted-average period of 2.9 years.
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

Upon the effective date of our IPO registration statement on June 29, 2021, we commenced recognition of stock-based compensation for all LERSUs as the CIC performance event and service conditions for vested RSUs were satisfied. Stock-based compensation expense for these LERSUs of $3.6 million and $14.0 million was recognized on a graded vesting basis during the three and nine months ended September 30, 2022, respectively.
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
We modified the vesting conditions of 4,477,218 outstanding performance options of certain executive officers and employees so that the performance options do not fully vest immediately upon an IPO. Instead, subject to and contingent upon the effective date of an IPO, the modified performance options for executive officers will vest monthly over a four-year period from their original vesting commencement dates and the modified performance options of certain employees will vest 25% on the first anniversary from the vesting commencement date, and then vest monthly over the remaining service period, subject to continued employment through the applicable vesting dates. As the modified awards contain a performance condition that is satisfied upon an IPO, we remeasured the fair value of the performance options on the date of modification. This new fair value of $76.6 million will be recognized as stock-based compensation expense using the graded vesting method, with an immediate stock-based compensation expense recognized on the effective date of our IPO registration statement for the modified performance options for which the service vesting condition was satisfied on or prior to the effective date of the IPO registration statement, and all remaining compensation expense will be recognized thereafter over the remaining service period. We recognized stock-based compensation of $4.3 million and $17.0 million during the three and nine months ended September 30, 2022, respectively.
We modified the vesting conditions of 3,627,936 outstanding 2019 performance options of an executive officer so that in the event of an IPO, the modified 2019 performance options will vest monthly over a four-year period from the original vesting commencement date in 2019, subject to continued employment of the executive officer, rather than vesting upon the fourth anniversary of the original date of grant based on achieving certain stock price thresholds. Incremental stock-based compensation expense as a result of this modification was $11.4 million. Upon our IPO, we recognized stock-based compensation expense for the modified 2019 performance options for which the service vesting condition was satisfied on or prior to the effective date of the IPO registration statement, and all remaining compensation will be recognized thereafter over the remaining service period using the graded vesting method. We recognized stock-based compensation of $1.0 million and $4.3 million during the three and nine months ended September 30, 2022, respectively.
We modified the vesting conditions of 111,902 outstanding performance RSUs of certain employees so that the modified performance RSUs do not vest immediately upon an IPO. Instead, subject to and contingent upon the effective date of an IPO registration statement, the modified performance RSUs vest 25% on the first anniversary from their respective vesting commencement dates, then monthly over the remaining service period, subject to the continued employment through the applicable vesting dates. As the modified RSUs contain a performance condition that is satisfied upon an IPO, we remeasured the fair value of the performance RSUs on the date of modification. This new fair value of approximately $2.9 million will be recognized as stock-based compensation expense using the graded vesting method, with an immediate stock-based compensation expense recognized on the effective date of our IPO registration statement for the performance RSUs for which the service vesting condition was satisfied on or prior to the effective date of the IPO registration statement, and all remaining compensation will be recognized thereafter over the remaining service period. We recognized stock-based compensation expense of $0.1 million and $0.5 million during the three and nine months ended September 30, 2022, respectively.
We modified the vesting conditions of 1,725,942 outstanding LERSUs and 1,706,888 outstanding time-based options of certain executive officers to amend the severance vesting acceleration benefit applicable for the LERSUs and to remove the CIC event vesting acceleration benefit for the time-based options. There was no incremental stock-based compensation associated with the modification of the time-based options. We remeasured the fair value of the LERSUs on the date of modification and this new fair value of approximately $43.3 million will be recognized using the graded vesting method, with an immediate stock-based compensation expense recognized on the effective date of our IPO registration statement for the modified LERSUs that have satisfied the service-vesting condition on or prior to the effective date of our IPO registration statement, and all remaining compensation will be recognized thereafter over the remaining service period. We recognized stock-based compensation expense of $2.9 million and $11.0 million during the three and nine months ended September 30, 2022, respectively.
Note 11. Income Taxes
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
We recorded a benefit from income taxes of $1.5 million and $5.9 million for the three months ended September 30, 2022 and 2021, respectively and provision for income taxes of $1.0 million and benefit from income taxes of $6.8 million for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate for the three months ended September 30, 2022 and 2021 was 12.7% and 13.0%, respectively. For the nine months ended September 30, 2022 and 2021, the effective tax rate was (2.0)% and 7.2%, respectively. The difference from the federal statutory rate of 21% is primarily due to the recognition of significant non-deductible stock-based compensation and other discrete adjustments.
Gross unrecognized tax benefits were $8.4 million and $7.9 million as of September 30, 2022 and December 31, 2021, respectively. The gross unrecognized tax benefits, if recognized by us, will result in a reduction of approximately $8.4 million, excluding interest and penalties, to the provision for income taxes thereby favorably impacting our effective tax rate. Our policy is to recognize interest and penalties related to income tax matters in income tax expense. For the periods presented, interest and penalties related to income tax positions were not material to our unaudited condensed consolidated financial statements.
We are subject to taxation and file income tax returns in the U.S. federal, state, and foreign jurisdictions. The federal income tax return for the years 2018 and forward and state income tax returns for the tax years 2008 and forward remain open to examination. We are under examination in two states which are not expected to have an impact on our results of operations, cash flows and financial condition.
In August 2022, the U.S. President signed into law the Inflation Reduction Act of 2022, or IRA, which revised U.S. tax law by, among other things, including a new corporate alternative minimum tax, or CAMT, of 15% on certain large corporations, imposing a 1% excise tax on stock buybacks, and providing incentives to address climate change, including the introduction of advanced manufacturing production tax credits. The provisions of the IRA are generally effective for tax years beginning after 2022. Given the complexities of the IRA, which is pending technical guidance and regulations from the Internal Revenue Service and U.S. Treasury Department, we will continue to monitor these developments and evaluate the potential future impact to our results of operations.
Note 12. Net Loss Per Share Attributable to Common Stockholders
The following table shows the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(10,108)	$(39,675)	$(53,896)	$(87,893)
Net loss attributable to common stockholders—basic and diluted	$(10,108)	$(39,675)	$(53,896)	$(87,893)
Denominator:
Weighted-average common stock used in computing net loss per share attributable to common stockholders—basic and diluted	194,906	196,351	196,984	149,207
Net loss per share attributable to common stockholders—basic and diluted	$(0.05)	$(0.20)	$(0.27)	$(0.59)

The following table presents the number of options, RSUs and restricted stock excluded from the calculation of diluted net loss per share attributable to common stockholders because they are anti-dilutive (in thousands):

	Nine Months Ended September 30,
	2022	2021
Options to purchase common stock	17,703	15,572
RSUs	8,649	3,614
Employee stock purchase plan	79	53
Restricted stock	—	50
Total	26,431	19,289
Note 13. Fair Value Measurements
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
At September 30, 2022 and December 31, 2021, our financial assets and liabilities recorded at fair value on a recurring basis consisted of cash equivalents and available-for-sale debt securities. Cash equivalents consisted of a money market fund valued using quoted prices in active markets, which represent Level 1 inputs in the fair value hierarchy. The available-for-sale debt securities were valued using a Monte Carlo simulation, which include inputs that represent Level 3 inputs in the fair value hierarchy. Contingent consideration payable was determined based upon the net amount we expect to pay upon the achievement of certain earnout metrics for our acquisitions.
The carrying amounts of accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair values because of the short-term nature of these items.
The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	As of September 30, 2022
	Level 1	Level 2	Level 3
Available-for-sale debt securities	$—	$—	$1,183
Money market fund	130,457	—	—
Total assets	$130,457	$—	$1,183
Contingent consideration	—	—	850
Total liabilities	$—	$—	$850

	As of December 31, 2021
	Level 1	Level 2	Level 3
Available-for-sale debt securities	$—	$—	$1,122
Money market fund	30,215	—	—
Total assets	$30,215	$—	$1,122
Contingent consideration	—	—	750
Total liabilities	$—	$—	$750

Note 14. Accumulated Other Comprehensive (Loss) Income
Changes in accumulated other comprehensive (loss) income consisted of the following:

	As of September 30, 2022
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance at December 31, 2021	$(2,078)	$—	$(2,078)
Change during period	1,402	—	1,402
Ending balance at March 31, 2022	(676)	—	(676)
Change during period	2,209	—	2,209
Ending balance at June 30, 2022	1,533	—	1,533
Change during period	2,644	—	2,644
Ending balance at September 30, 2022	$4,177	$—	$4,177
Available-for-sale debt securities:
Beginning balance at December 31, 2021	$331	$(48)	$283
Unrealized gains	51	(13)	38
Ending balance at March 31, 2022, June 30, 2022 and September 30, 2022	$382	$(61)	$321
Accumulated other comprehensive (loss) income:
Beginning balance at December 31, 2021	$(1,747)	$(48)	$(1,795)
Other comprehensive income	1,453	(13)	1,440
Ending balance at March 31, 2022	(294)	(61)	(355)
Other comprehensive income	2,209	—	2,209
Ending balance at June 30, 2022	1,915	(61)	1,854
Other comprehensive income	2,644	—	2,644
Ending balance at September 30, 2022	$4,559	$(61)	$4,498

	As of September 30, 2021
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance at December 31, 2020	$(3,014)	$—	$(3,014)
Change during period	(147)	—	(147)
Ending balance at March 31, 2021	(3,161)	—	(3,161)
Change during period	(204)	—	(204)
Ending balance at June 30, 2021	(3,365)	—	(3,365)
Change during period	1,452	—	1,452
Ending balance at September 30, 2021	$(1,913)	$—	$(1,913)
Available-for-sale debt securities:
Beginning balance at December 31, 2020	$281	$(36)	$245
Unrealized gains	17	(4)	13
Ending balance at March 31, 2021	298	(40)	258
Unrealized losses	(56)	15	(41)
Ending balance at June 30, 2021	242	(25)	217
Unrealized gains	96	(24)	72
Ending balance at September 30, 2021	$338	$(49)	$289
Cash flow hedges:
Beginning balance at December 31, 2020	$(14,708)	$3,650	$(11,058)
Unrealized gain on interest rate swaps and cap	2,772	(691)	2,081
Reclassification of losses from interest rate cap to net loss	28	(8)	20
Reclassification of prior hedge effectiveness to net loss	1,328	(331)	997
Ending balance at March 31, 2021	(10,580)	2,620	(7,960)
Unrealized gain on interest rate swaps	360	(90)	270
Reclassification of prior hedge effectiveness to net loss	1,748	(450)	1,298
Ending balance at June 30, 2021	(8,472)	2,080	(6,392)
Unrealized loss on interest rate swaps	(235)	(668)	(903)
Reclassification to net loss upon extinguishment of interest rate swaps	8,707	(1,412)	7,295
Ending balance at September 30, 2021	$—	$—	$—
Accumulated other comprehensive loss:
Beginning balance at December 31, 2020	$(17,441)	$3,614	$(13,827)
Other comprehensive income	3,998	(1,034)	2,964
Ending balance at March 31, 2021	(13,443)	2,580	(10,863)
Other comprehensive income	1,848	(525)	1,323
Ending balance at June 30, 2021	(11,595)	2,055	(9,540)
Other comprehensive income	10,020	(2,104)	7,916
Ending balance at September 30, 2021	$(1,575)	$(49)	$(1,624)
Note 15. Subsequent Events
On October 14, 2022, we acquired all of the outstanding equity interests in Revvsales, Inc., or Revv, a company that provides a self-service document automation and electronic signature platform. Revv’s proprietary technology will enhance our forms library and legal template offerings and will be used to develop modern product experiences and services for small businesses. The total purchase price of $8.5 million, which is subject to customary adjustments, was paid at closing and funded by our available cash on hand. We are currently evaluating the purchase price allocation and related acquisition expenses for this transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Part II, Item 8, “Financial Statements and Supplementary Data” included in our 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 24, 2022. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the "Risk Factors" section of this Quarterly Report on Form 10-Q. See “Forward-Looking Statements” preceding Part I of this Quarterly Report on Form 10-Q.
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
Initial Public Offering
The registration statement related to our initial public offering, or IPO, was declared effective on June 29, 2021, and our common stock began trading on the Nasdaq Global Select Market on June 30, 2021. On July 2, 2021, we completed our IPO for the sale of 19,121,000 shares of our common stock at an offering price of $28.00 per share, for proceeds of $505.9 million, net of underwriting discounts and commissions. In addition, we sold 2,868,150 shares of our common stock for net proceeds of $75.9 million pursuant to the full exercise of the underwriters’ option to purchase additional shares in connection with the IPO. In addition, on July 2, 2021, we sold 3,214,285 shares of our common stock in a private placement with an existing related party stockholder for proceeds of $85.0 million, net of underwriting discounts and commissions. We raised aggregate proceeds of $666.9 million from our IPO and private placement after deducting underwriting discounts and commissions. We incurred stock issuance costs of $5.6 million. Proceeds raised from our IPO were used to repay the full outstanding balance of $521.6 million on our 2018 term loan.
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
Number of business formations
We define the number of business formations in a given period as the number of limited liability company, or LLC, incorporation, not-for-profit and doing business as, or DBA orders placed on our platform in such period, excluding such orders from our operations in the U.K. We consider the number of business formations to be an important metric considering that it is typically the first product or service small business customers purchase on our platform, creating the foundation for additional products and subsequent subscription and partner revenue as customers adopt additional products and services throughout the lifecycle of their business.
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
The below table sets forth the number of business formations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Number of business formations	117,000	114,000	359,000	380,000
We experienced a 3% increase in business formation transactions during the three months ended September 30, 2022 compared to the three months ended September 30, 2021, and a 6% decrease for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Our business formations increased during the three months ended September 30, 2022 despite a year-over-year decline in overall U.S. business formations during this period based on a review of US Census data revealing new applications for EINs. The decrease in the number of business formations on our platform during the nine months ended September 30, 2022 primarily resulted from a year-over-year decline in overall U.S. business formations during the period.
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
The below table sets forth the number of transactions for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Number of transactions	226,000	229,000	718,000	765,000
We experienced a 1% decrease in the number of transactions during the three months ended September 30, 2022 compared to the three months ended September 30, 2021, and an 6% decrease for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease in the number of transactions during the three months ended September 30, 2022 resulted from lower volumes in our intellectual property business largely due to the discontinuation of our do-it-yourself trademark product in favor of our attorney-assisted solution and a reduction in estate planning and other consumer transactions, partially offset by the increase in business formations during this same period. The decrease in the number of transactions during the nine months ended September 30, 2022 was driven by these same factors in addition to the year-over-year decline in business formations on our platform during the period.
Our estate planning and other consumer transactions declined as a percentage of total transactions in the three and nine months ended September 30, 2022. We expect the proportion of estate planning and other consumer transactions to continue to decrease over time as we focus more of our investment in small business formations, which have a significantly higher average order value. Over the long-term, we expect to continue to grow transactions; however, the growth may fluctuate period-over-period based on the variability of overall business formations and estate planning transactions.
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
The below table sets forth the average order value for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Average order value	$255	$291	$262	$263
Average order value decreased by 12% during the three months ended September 30, 2022 compared to the three months ended September 30, 2021, and was unchanged for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The reduction in average order value for the three months ended September 30, 2022 was primarily driven by an increase in transactions from our partner integration channel as a percentage of total transactions, the timing of revenue recognition and testing of lower-priced business formation services. Transactions offered through our partner integration channel are generally at lower price points than our other small business products and services. Our fulfillment rates began to normalize during the three months ended September 30, 2022, resulting in lower recognized revenue for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Finally, during the three months ended September 30, 2022, we made certain of our business formation services available at a low cost or without charge in certain geographies on a test-basis as we continued to innovate our product lineup to target more price-sensitive customer segments.

Growth in our average order value may fluctuate period-over-period based on the mix of business formations relative to estate planning and other consumer transactions, the timing of transaction revenue recognition, and our ability to introduce and sell new products. We expect year-over-year growth in average order value to be negative throughout the remainder of 2022 as we introduce lower-priced priced products and services. We expect to continue to test new products and price points going forward as we optimize our product offerings across our lineup.
Number of subscription units
We define the number of subscription units in a given period as the paid subscriptions at the end of such period, including those that are not yet 60 days past their subscription order dates. Refunds, or partial refunds, may be issued under certain circumstances pursuant to the terms of our customer satisfaction guarantee.
We consider the number of subscription units to be an important metric since subscriptions enable us to increase the lifetime value of a customer through deeper, longer-term relationships. Subscriptions typically range from 30 days to one year in duration and the vast majority of our new subscriptions originate from business formation orders and have an annual term. Our customers can have multiple subscriptions at the end of a period. For example, a popular combination for a new small business owner is attorney advice and registered agent subscriptions.
The below table sets forth the number of subscription units as of September 30, 2022 and 2021:

	As of September 30,
	2022	2021
Number of subscription units	1,415,000	1,264,000
We achieved 12% growth in our number of subscription units from September 30, 2021 to September 30, 2022, reflecting strong growth in subscriptions acquired through our partner integration channel, our registered agent, compliance, and tax advisory products, as well as from our purchase of Earth Class Mail, during the fourth quarter of 2021. The number of subscription units as of September 30, 2022 increased 6% from 1,329,000 as of December 31, 2021. We aim to continue to grow subscription units by increasing the proportion of our small business customers that purchase a subscription service at the time of their initial formation purchase and by improving retention rates.
Average revenue per subscription unit
We define average revenue per subscription unit, or ARPU as of a given date as subscription revenue for the twelve-month period ended on such date, or LTM, divided by the average of the number of subscription units at the beginning and end of the LTM period. We consider ARPU to be an important metric because it helps to illustrate our ability to deepen our relationship with our existing customers as they purchase incremental and higher-value services. We have expanded ARPU in recent periods, and ARPU increased 12% as of September 30, 2022 as compared to September 30, 2021.
The below table sets forth ARPU as of September 30, 2022 and 2021:

	As of September 30,
	2022	2021
Average revenue per subscription unit	$259	$231
The increase in ARPU as of September 30, 2022 primarily resulted from subscriptions acquired through our purchase of Earth Class Mail, growth of our tax advisory, registered agent and compliance services and a price increase to our small business legal advisory plan that was implemented in the fourth quarter of 2021. We expect ARPU to increase over time as these products, which carry higher average price points than our other subscription products, comprise a greater share of total subscription units.
Key Factors Affecting Our Performance
We believe that our future performance will depend on many factors, including the following:
•Our share of business formations. The majority of our transaction revenue is generated by providing formation services to guide our customers through the transition from being aspiring business owners to actually launching their entities. We offer entity formation services for LLCs, corporations and non-profits as well as DBA filings. In the three and nine months ended September 30, 2022 and 2021, business formations represented the largest share of our total transaction orders. In addition, business formations act as an entrance point for many customers to the LegalZoom ecosystem, where they then often purchase additional products and services. Our business depends on the continuation of new business formations in the U.S., which may be seasonal in nature and dependent on macroeconomic factors, and even more so, on our ability to increase our share of these formations.
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
•Investment in tax offerings. Tax represents a natural adjacency in our mission to make legal and compliance services accessible to small businesses. Based on customer surveys, we estimate that approximately 70% of small business owners that sought a tax accountant did not have one at the time of their entity formation but face tax implications as a result of the entity they choose. To address this customer need, we have invested in launching our Tax Advisory offering. We anticipate incurring additional costs related to our tax offerings as we continue to invest in these offerings throughout the remainder of 2022 and 2023. We believe that our tax offerings represent an attractive opportunity for incremental revenue growth.
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
•Macroeconomic factors. Fluctuations in general macroeconomic, political, regulatory and market conditions, such as recessionary fears, the current inflationary environment, rising interest rates and lingering effects of the COVID-19 pandemic can adversely impact consumer spending patterns, the success of existing small businesses and the formation of new small businesses. For example, overall U.S. business formations declined in the nine months ended September 30, 2022 compared to the same period in 2021 based on a review of U.S. Census data and we believe this decline is due, in part, to the current challenging macroeconomic environment. While we believe that secular trends toward greater adoption of online services continue to exist, future negative or decelerating impact from sustained inflation, higher interest rates or other macroeconomic fluctuations remains uncertain.
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
Partner revenue. Partner revenue consists primarily of one-time or recurring fees earned from third-party providers from leads generated to such providers through our online legal platform. Revenue is recognized when the related performance-based criteria have been met. We assess whether performance criteria have been met on a cost-per-click or cost-per-action basis. In the near term, we expect a decrease in partner revenue as we transition away from legacy partners that do not align with our new strategic direction and focus more on long-term opportunities to have strategic partnerships that build on recurring revenue models.
See the section titled “—Critical Accounting Policies and Estimates—Revenue Recognition” for a description of the accounting policies related to revenue recognition, including arrangements that contain multiple deliverables.
Cost of revenue
Cost of revenue includes all costs of providing and fulfilling our services. Cost of revenue primarily includes government filing fees; costs of fulfillment, customer care and credentialed professionals, and related benefits, including stock-based compensation; costs of independent contractors for document preparation; telecommunications and data center costs; amortization of acquired developed technology; depreciation and amortization of network computers, equipment and internal-use software; printing, shipping and handling charges; credit and debit card fees; allocated overhead; legal document kit expenses; and sales and use taxes. We defer direct and incremental costs primarily related to government filing fees incurred prior to the associated service meeting the criteria for revenue recognition. These contract assets are recognized as cost of revenue in the same period the related revenue is recognized.
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
Interest income (expense), net
Interest income (expense), net, consists primarily of interest income generated from our money market fund offset by amortization of debt issuance costs related to our Amended and Restated Credit and Guaranty Agreement, or 2021 Revolving Facility. Prior year interest income (expense), net, consisted of interest expense on our prior credit facility, hedging instruments and amortization of debt issuance costs, which were extinguished after our IPO in July 2021.
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
Results of Operations
The following table sets forth our consolidated statement of operations data for each of the periods indicated. The period-to-period comparison of financial results should not be considered as a prediction or indicative of our future results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Revenue	$154,416	$147,879	$472,492	$432,943
Cost of revenue(1)(2)	50,050	47,267	163,383	141,086
Gross profit	104,366	100,612	309,109	291,857
Operating expenses:
Sales and marketing(1)(2)	66,145	72,572	215,964	209,364
Technology and development(1)(2)	17,457	26,865	51,613	65,790
General and administrative(1)(2)	30,103	28,192	88,560	75,202
Impairment of long-lived and other assets	237	493	237	872
Total operating expenses	113,942	128,122	356,374	351,228
Loss from operations	(9,576)	(27,510)	(47,265)	(59,371)
Interest income (expense), net	535	(9,957)	511	(27,923)
Other (expense) income, net	(2,536)	(368)	(6,102)	300
Loss on debt extinguishment	—	(7,748)	—	(7,748)
Loss before income taxes	(11,577)	(45,583)	(52,856)	(94,742)
(Benefit from) provision for income taxes	(1,469)	(5,908)	1,040	(6,849)
Net loss	$(10,108)	$(39,675)	$(53,896)	$(87,893)

(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$597	$764	$2,205	$1,585
Sales and marketing	2,972	6,356	9,633	11,706
Technology and development	3,857	14,446	12,303	32,591
General and administrative	12,352	16,499	40,349	41,079
Total stock-based compensation expense	$19,778	$38,065	$64,490	$86,961
Stock-based compensation expense decreased significantly for the three and nine months ended September 30, 2022 compared to the same periods of 2021 due to the modification of certain equity awards in connection with our IPO. Refer to Note 10 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
(2)Includes depreciation and amortization expense for our property and equipment, including capitalized internal-use software and intangible assets as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$1,966	$1,403	$6,220	$4,479
Sales and marketing	1,754	1,401	5,508	4,199
Technology and development	694	538	2,112	1,709
General and administrative	840	433	2,347	1,217
Total depreciation and amortization expense	$5,254	$3,775	$16,187	$11,604
Comparison of the Three Months Ended September 30, 2022 and 2021
Revenue

	Three Months Ended September 30,
	2022	2021	$ change	% change
	(in thousands, except percentages)
Revenue by type
Transaction	$57,550	$66,873	$(9,323)	(14)%
Subscription	91,397	73,317	18,080	25%
Partner	5,469	7,689	(2,220)	(29)%
Total revenue	$154,416	$147,879	$6,537	4%
The increase in total revenue was primarily driven by an increase in subscription revenue. Subscription revenue was 59% and 50% of total revenue for the three months ended September 30, 2022 and 2021, respectively, and transaction revenue was 37% and 45% of total revenue for the three months ended September 30, 2022 and 2021, respectively.
Subscription revenue for the three months ended September 30, 2022 increased primarily due to a 12% increase in the number of subscription units and a 12% improvement in ARPU compared to the three months ended September 30, 2021. The increase in subscription units was primarily driven by strong growth in subscriptions acquired through our partner integration channel, our registered agent, compliance, and tax advisory products, as well as from our purchase of Earth Class Mail. The increase in ARPU was primarily due to a change in mix, as subscriptions from Earth Class Mail, our tax advisory services, compliance and registered agent products, which carry higher average price points than our other subscription products, increased as a percentage of total subscription units.

Transaction revenue for the three months ended September 30, 2022 decreased due to a 1% decrease in the number of transaction units and a 12% decrease in the average order value compared to the three months ended September 30, 2021. The decrease in the number of transactions during the three months ended September 30, 2022 resulted from lower volumes in our intellectual property business largely due to the discontinuation of our do-it-yourself trademark product in favor of our attorney-assisted solution and a reduction in estate planning and other consumer transactions, partially offset by an increase in the number of business formations. The reduction in average order value for the three months ended September 30, 2022 was primarily driven by an increase in transactions from our partner integration channel as a percentage of total transactions, the timing of revenue recognition and testing of lower-priced business formation services. Transactions offered through our partner integration channel are generally at lower price points than our other small business products and services.
Partner revenue for the three months ended September 30, 2022 decreased in spite of higher formation volumes during the period and as we transitioned away from certain legacy partner relationships that no longer align with our strategic direction.
Cost of revenue

	Three Months Ended September 30,
	2022	2021	$ change	% change
	(in thousands, except percentages)
Cost of revenue	$50,050	$47,267	$2,783	6%
Cost of revenue for the three months ended September 30, 2022 increased mainly due to higher fulfillment costs, partially offset by a reduction in filing fees and other variable costs related to the decline in transaction revenue. Fulfillment costs increased by $5.9 million compared to the three months ended September 30, 2021 due to our acquisition of Earth Class Mail and expanded headcount to support growth of our tax advisory business.
Gross profit

	Three Months Ended September 30,
	2022	2021	$ change	% change
	(in thousands, except percentages)
Gross profit	$104,366	$100,612	$3,754	4%
The increase in gross profit was driven by a $6.5 million increase in revenue partially offset by a $2.8 million increase in cost of revenue.
Sales and marketing

	Three Months Ended September 30,
	2022	2021	$ change	% change
	(in thousands, except percentages)
Sales and marketing	$66,145	$72,572	$(6,427)	(9%)
Sales and marketing expenses for the three months ended September 30, 2022 decreased primarily due to a $6.2 million reduction in customer acquisition marketing spend. Customer acquisition marketing spend was $43.5 million and $49.7 million for the three months ended September 30, 2022 and 2021, respectively, as we reduced our marketing spend in response to the year-over-year decline in overall U.S. business formations and the uncertain macroeconomic environment.

Technology and development

	Three Months Ended September 30,
	2022	2021	$ change	% change
	(in thousands, except percentages)
Technology and development	$17,457	$26,865	$(9,408)	(35)%
Technology and development expenses for the three months ended September 30, 2022 decreased primarily due to a decrease in stock-based compensation of $10.6 million, mainly in connection with award modifications from our IPO in July 2021, partially offset by a $0.9 million increase in professional services expense, including contingent staff costs related to our purchase of Earth Class Mail.
General and administrative

	Three Months Ended September 30,
	2022	2021	$ change	% change
	(in thousands, except percentages)
General and administrative	$30,103	$28,192	$1,911	7%
General and administrative expenses for the three months ended September 30, 2022 increased primarily due to a $2.9 million increase in payroll and related benefits largely due to increased headcount. General and administrative expenses also increased as a result of a $1.2 million increase in professional fees related to accounting and compliance services and our acquisition of UA Services in August 2022, and $0.8 million of restructuring costs. These increases were partially offset by a $4.1 million decrease in stock-based compensation, mainly in connection with award modifications from our IPO in July 2021.
Interest income (expense), net

	Three Months Ended September 30,
	2022	2021	$ change	% change
	(in thousands, except percentages)
Interest income (expense), net	$535	$(9,957)	$10,492	(105)%
The change in interest income (expense), net, was primarily due to the repayment of the 2018 Term Loan in July 2021.
Other expense, net

	Three Months Ended September 30,
	2022	2021	$ change	% change
	(in thousands, except percentages)
Other expense, net	$(2,536)	$(368)	$(2,168)	589%
The change in other expense, net, between 2022 and 2021 was primarily due to changes in foreign currency movements related to our intercompany loans which were denominated in British Pound Sterling, or GBP.
Benefit from for income taxes

	Three Months Ended September 30,
	2022	2021	$ change	% change
	(in thousands, except percentages)
Benefit from income taxes	$(1,469)	$(5,908)	$4,439	(75%)
Effective tax rate	12.7%	13.0%
The benefit from income taxes for the three months ended September 30, 2022 resulted from a $4.4 million unfavorable change in our income taxes as compared to the three months ended September 30, 2021. The change was primarily due to nondeductible stock compensation for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.
Comparison of the Nine Months Ended September 30, 2022 and 2021
Revenue

	Nine Months Ended September 30,
	2022	2021	$ change	% change
	(in thousands, except percentages)
Revenue by type
Transaction	$188,166	$201,621	$(13,455)	(7%)
Subscription	267,069	208,194	58,875	28%
Partner	17,257	23,128	(5,871)	(25%)
Total revenue	$472,492	$432,943	$39,549	9%
The increase in total revenue was primarily driven by an increase in subscription revenue. Subscription revenue was 57% and 48% of total revenue for the nine months ended September 30, 2022 and 2021, respectively, and transaction revenue was 40% and 47% of total revenue for the nine months ended September 30, 2022 and 2021, respectively.
Subscription revenue for the nine months ended September 30, 2022 increased primarily due to a 12% increase in the number of subscription units and a 12% improvement in ARPU compared to the nine months ended September 30, 2021. The increase in subscription units was primarily driven by strong growth in subscriptions acquired through our partner integration channel, our registered agent, compliance, and tax advisory products, as well as from our purchase of Earth Class Mail. The increase in ARPU was primarily due to a change in mix, as subscriptions from Earth Class Mail, our tax advisory services, compliance and registered agent products, which carry higher average price points than our other subscription products, increased as a percentage of total subscription units. ARPU also increased as a result of a price increase to our small business legal advisory plan that was implemented in the fourth quarter of 2021.
Transaction revenue for the nine months ended September 30, 2022 decreased due to an 6% decrease in the number of transaction units compared to the nine months ended September 30, 2021. The decrease in the number of transactions resulted from a reduction in estate planning and other consumer transactions, lower volumes in our intellectual property business largely due to the discontinuation of our do-it-yourself trademark product in favor of our attorney-assisted solution and the year-over-year decline in business formations on our platform.
Partner revenue for the nine months ended September 30, 2022 decreased due to lower formation volumes and our transition away from certain legacy partner relationships that no longer align with our strategic direction.
Cost of revenue

	Nine Months Ended September 30,
	2022	2021	$ change	% change
	(in thousands, except percentages)
Cost of revenue	$163,383	$141,086	$22,297	16%
Cost of revenue for the nine months ended September 30, 2022 increased mainly due to higher fulfillment and customer care costs. Fulfillment costs increased $21.0 million compared to the nine months ended September 30, 2021 due to our acquisition of Earth Class Mail, expanded headcount in our tax advisory business for the 2022 tax filing season and to support future growth as well as the investment in additional production capacity to enhance our customer experience. Customer care costs increased $1.6 million as we invested in additional capacity to enhance our customer experience.

Gross profit

	Nine Months Ended September 30,
	2022	2021	$ change	% change
	(in thousands, except percentages)
Gross profit	$309,109	$291,857	$17,252	6%
The increase in gross profit was driven by a $39.5 million increase in revenue partially offset by a $22.3 million increase in cost of revenue.
Sales and marketing

	Nine Months Ended September 30,
	2022	2021	$ change	% change
	(in thousands, except percentages)
Sales and marketing	$215,964	$209,364	$6,600	3%
Sales and marketing expenses for the nine months ended September 30, 2022 increased primarily due to a $7.3 million increase in payroll and related costs due to higher headcount and a $4.9 million increase in media production and other non-programmatic spend, partially offset by a $5.2 million reduction in customer acquisition marketing spend and a $2.1 million decrease in stock-based compensation, mainly in connection with award modifications from our IPO in July 2021. Customer acquisition marketing spend was $142.7 million and $147.9 million for the nine months ended September 30, 2022 and 2021, respectively, as we reduced our marketing spend in response to the year-over-year decline in overall U.S. business formations and the uncertain macroeconomic environment.
Technology and development

	Nine Months Ended September 30,
	2022	2021	$ change	% change
	(in thousands, except percentages)
Technology and development	$51,613	$65,790	$(14,177)	(22)%
Technology and development expenses for the nine months ended September 30, 2022 decreased primarily due to a decrease in stock-based compensation of $20.3 million, mainly in connection with award modifications from our IPO in July 2021. This decrease was partially offset by a $3.5 million increase in professional services expense, including contingent staff costs related to our purchase of Earth Class Mail, an increase in other payroll and related benefits of $1.4 million resulting from higher headcount as we added staff to support our investment in new products and services, and a $1.4 million increase in software licensing costs.
General and administrative

	Nine Months Ended September 30,
	2022	2021	$ change	% change
	(in thousands, except percentages)
General and administrative	$88,560	$75,202	$13,358	18%
General and administrative expenses for the nine months ended September 30, 2022 increased primarily due to an $8.9 million increase in payroll and related benefits, largely due to increased headcount, $1.8 million of additional insurance expense as a public company and $1.7 million of restructuring costs, partially offset by a $1.2 million reduction in professional services expense and a $0.7 million decrease in stock-based compensation, mainly in connection with award modifications from our IPO in July 2021.

Impairment of long-lived and other assets

	Nine Months Ended September 30,
	2022	2021	$ change	% change
	(in thousands, except percentages)
Impairment of long-lived and other assets	$237	$872	$(635)	(73%)
In 2022, we recorded non-cash charges related to the impairment of certain customer relationships and in 2021 we recorded non-cash charges related to the impairment of internal-use software projects that were no longer aligned with our go-forward strategy.
Interest income (expense), net

	Nine Months Ended September 30,
	2022	2021	$ change	% change
	(in thousands, except percentages)
Interest income (expense), net	$511	$(27,923)	$28,434	(102)%
The change in interest income (expense), net, was primarily due to the repayment of the 2018 Term Loan in July 2021.
Other (expense) income, net

	Nine Months Ended September 30,
	2022	2021	$ change	% change
	(in thousands, except percentages)
Other (expense) income, net	$(6,102)	$300	$(6,402)	(2134%)
The change in other (expense) income, net, between 2022 and 2021 was primarily due to changes in foreign currency movements related to our intercompany loans which were denominated in British Pound Sterling, or GBP.
Provision for (benefit from) income taxes

	Nine Months Ended September 30,
	2022	2021	$ change	% change
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$1,040	$(6,849)	$7,889	(115%)
Effective tax rate	(2.0)%	7.2%
The provision for income taxes for the nine months ended September 30, 2022 resulted from a $7.9 million unfavorable change in our income taxes as compared to the nine months ended September 30, 2021. The change was primarily due to nondeductible stock compensation for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
Liquidity and Capital Resources
Overview
Since inception, we have funded our operations and capital expenditures primarily from public and private sales of equity securities, cash flows provided by operating activities and equity and debt financing arrangements, including the proceeds of our IPO. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes. At September 30, 2022, our principal sources of liquidity were cash and cash equivalents of $211.8 million, which consisted of cash on deposit with banks and a money market fund, of which approximately $1.0 million related to our foreign subsidiaries. Our cash and cash equivalents decreased by $27.5 million from December 31, 2021 to September 30, 2022, primarily from the stock repurchases during the period.
We currently anticipate that our available cash, cash equivalents and cash provided by operating activities will be sufficient to meet our operational cash needs for at least the next twelve months. We have the ability to supplement our liquidity needs over the longer term with borrowings under our 2021 Revolving Facility.

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
Furthermore, our board of directors has authorized our management to repurchase up to $150.0 million of shares of our common stock from time to time. As of the date of this filing, we have repurchased $74.3 million of our common stock under our share repurchase program. For additional information regarding our share repurchase program, refer to Note 9 to our unaudited condensed consolidated financial statements.
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

Cash flows
The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$52,015	$60,156
Net cash used in investing activities	(18,666)	(11,783)
Net cash (used in) provided by financing activities	(60,695)	122,838
Effect of exchange rate changes on cash and cash equivalents	(139)	23
Net (decrease) increase in cash, cash equivalents and restricted cash equivalent	$(27,485)	$171,234
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
In the nine months ended September 30, 2022, cash provided by operating activities was $52.0 million resulting from a net loss of $53.9 million, adjusted for stock-based compensation and other non-cash expenses of $88.5 million and net cash flows provided by changes in operating assets and liabilities of $17.4 million. The $17.4 million of net cash flows provided from changes in our operating assets and liabilities included a $22.1 million increase in deferred revenue largely due to growth of our subscription units, which are predominantly billed in advance of our revenue recognition, partially offset by a $0.4 million reduction in accounts payable, accrued expenses, operating lease liability and other liabilities due to the timing of our payments and a $4.3 million increase in accounts receivable, prepaid expenses and other current assets.
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
In the nine months ended September 30, 2022, net cash used in investing activities was $18.7 million, resulting primarily from $16.4 million paid for property and equipment, including capitalized internal-use software and payments for the acquisition of UA Services of $2.5 million and a working capital adjustment from the acquisition of Earth Class Mail in November 2021 for $0.3 million.
Net cash used in financing activities
Our primary uses of cash in financing activities are for repurchases of common stock and settlements of stock options and RSUs. Net cash provided by financing activities is primarily impacted by exercises of stock options by our employees and issuance of common stock.
In the nine months ended September 30, 2022, net cash used in financing activities was $60.7 million, primarily for the repurchase of common stock under our share repurchase program.
Material Cash Requirements
Refer to Note 8 of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of our material obligations and commitments.
We believe our current cash and cash equivalents, as well as cash expected to be generated by future operating activities, will be sufficient to meet our material cash requirements for the next twelve months.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except percentages)
Reconciliation of net loss to Adjusted EBITDA
Net loss	$(10,108)	$(39,675)	$(53,896)	$(87,893)
Interest (income) expense, net	(535)	9,957	(511)	27,923
(Benefit from) provision for income taxes	(1,469)	(5,908)	1,040	(6,849)
Depreciation and amortization	5,254	3,775	16,187	11,604
Other expense (income), net	2,536	368	6,102	(300)
Stock-based compensation	19,778	38,141	64,490	86,725
Loss on debt extinguishment	—	7,748	—	7,748
Impairment of long-lived and other assets	237	493	237	872
IPO-related costs and other transaction related expenses(1)	636	217	758	852
Restructuring costs(2)	804	—	1,795	—
Legal expenses	—	—	40	—
Certain other non-recurring expenses(3)	400	5	400	5
Adjusted EBITDA	$17,533	$15,121	$36,642	$40,687
Net loss margin	(7%)	(27%)	(11%)	(20%)
Adjusted EBITDA margin	11%	10%	8%	9%
(1)     IPO-related costs and other transaction related expenses includes certain non-recurring expenses, which occurred in connection with our acquisition in 2022 and IPO in 2021 .
(2)     Restructuring expenses related to a phased severance event to reduce the U.S. headcount in June and August 2022. Restructuring expenses include salary and benefits for the impacted employees and are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.
(3)    For 2022, certain other non-recurring expenses includes costs incurred related to the departure of a member of management.
Adjusted EBITDA increased from $15.1 million for the three months ended September 30, 2021 to $17.5 million for the three months ended September 30, 2022. The increase of $2.3 million reflects an increase in revenue of $6.5 million offset by increases in cost of revenue of $2.4 million and other operating expenses of $1.7 million, excluding non-cash and non-recurring items. We expect our Adjusted EBITDA to increase in absolute dollars in the longer term, although the rate at which our Adjusted EBITDA may grow could vary based upon the interplay of the foregoing factors.
Adjusted EBITDA decreased from $40.7 million for the nine months ended September 30, 2021 to $36.6 million for the nine months ended September 30, 2022. The decrease of $4.1 million reflects an increase in revenue of $39.5 million offset by increases in cost of revenue of $19.9 million and other operating expenses of $23.8 million, excluding non-cash and non-recurring items. We expect our Adjusted EBITDA to increase in absolute dollars in the longer term, although the rate at which our Adjusted EBITDA may grow could vary based upon the interplay of the foregoing factors.
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

The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable GAAP measure, to free cash flow:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow
Net cash provided by operating activities	$52,015	$60,156
Purchase of property and equipment	(16,441)	(8,500)
Free cash flow	$35,574	$51,656
We experienced a decrease in our free cash flow from $51.7 million for the nine months ended September 30, 2021 to $35.6 million for the nine months ended September 30, 2022, primarily due to a $8.1 million reduction in net cash provided by operating activities. The decline in net cash provided by operating activities resulted from a $9.2 million increase in net income after adjusting for stock-based compensation and other non-cash items, offset by a $17.4 million unfavorable change in our operating assets and liabilities primarily due to the timing of our accounts payable payments and lower growth in deferred revenue, partially offset by a favorable change in prepaid expenses and other current assets. Free cash flow was also impacted by higher capital expenditures for the purchase of property and equipment, including capitalization of internal-use software. We expect our free cash flow to increase in absolute dollars over the longer term, although the rate at which our free cash flow may grow could vary based upon the interplay of the factors discussed above.
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
Critical Accounting Policies and Estimates
During the nine months ended September 30, 2022, there have been no significant changes to our critical accounting policies and estimates compared with those disclosed described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and the notes to the audited consolidated financial statements appearing in our 2021 Annual Report on Form 10-K, except the accounting policy changes detailed in Note 2 of our condensed consolidated financial statements as a result of the adoption of the new leasing standard.
Recent Accounting Pronouncements
Refer to Note 2 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further information on certain accounting standards adopted in the period ended September 30, 2022 and recent accounting announcements that have not yet been required to be implemented and may be applicable to our future operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have operations both within the U.S. and, to a lesser extent, in the U.K., and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate fluctuations and foreign currency exchange risks, and to a lesser extent, inflation risk.
Interest rate fluctuation risk
At September 30, 2022 and December 31, 2021, we had cash and cash equivalents of $211.8 million and $239.3 million, respectively, which consisted of cash on deposit with banks and a short-term highly-liquid money market fund. Interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We had no outstanding debt subject to interest rate risk as of September 30, 2022 and December 31, 2021. Given the repayment of our 2018 Term Loan and settlement of our interest rate swaps in July 2021, we are not expected to be exposed to further fluctuations in interest rates for the foreseeable future. We would be subject to fluctuation in interest rates if we draw down under our 2021 Revolving Facility, including issuance of any letters of credit.
Foreign currency exchange risk
We have foreign currency risks related to our revenue and expenses denominated in currencies other than our functional currency, the U.S. Dollar, principally GBP. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net (loss) income as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany loans that are denominated in currencies other than the U.S. Dollar. We recognized foreign currency losses of $2.6 million and $6.0 million in the three and nine months ended September 30, 2022, respectively. A 10% adverse change in foreign exchange rates on foreign-denominated accounts for the nine months ended September 30, 2022, including intercompany balances, would have resulted in a $0.7 million increase in our reported foreign currency loss for the three and nine months ended September 30, 2022. In the event our non-U.S. Dollar-denominated sales and expenses increase, our results of operations may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities could have on our results of operations.
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
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, because of the material weaknesses in our internal control over financial reporting described below, our principal executive officer and principal financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level.
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
Remediation plan
Management is committed to taking the necessary steps to remediate the above identified material weaknesses. We are implementing a plan to remediate the material weaknesses as follows:
• We have hired additional experienced accounting, financial reporting and internal control personnel and refined our key control roles and responsibilities;
• We provided internal controls training programs to all accounting personnel;
• We continue to design and implement controls to address the identification, accounting for, and review of non-routine, unusual or complex and initial applications of complex accounting standards, including the continued engagement of external consultants to provide support and to assist us in our evaluation of such transactions;
•We continue to design and implement the relevant controls to enable effective and timely review of account analyses and account reconciliations, including the identification of relevant supporting documentation, assessment of the reliability of reports and spreadsheets used, and retention of sufficient detailed evidence of review procedures performed.
We have made progress to remediate the material weaknesses and we believe our remediation plan to be sufficient to remediate the identified material weaknesses. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine that additional measures or modifications to the remediation plan are necessary. However, the material weaknesses will not be considered remediated until a sustained period of time has passed to allow management to test the design and operational effectiveness of the corrective actions. The implementation of these remediation measures will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting prior to reaching a determination that the material weaknesses have been remediated. Accordingly, we may not remediate these material weaknesses during 2022. If the steps we take do not remediate the material weaknesses in a timely manner, there could continue to be a reasonable possibility that these control deficiencies or others would result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis. This, in turn, could jeopardize our ability to comply with our reporting obligations, limit our ability to access the capital markets or adversely impact our stock price.
Changes in internal control over financial reporting
In the third quarter we continued to design and implement procedures related to certain account analyses and account reconciliations. These third quarter remediation activities are changes in our internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II
Item 1. Legal Proceedings
We are a party to various currently pending legal proceedings and government inquiries, and we anticipate that legal proceedings, government investigations, government inquiries or claims could be brought against us in the future. For information on our material pending legal proceedings and governmental inquiries, refer to Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
•adverse global macroeconomic and market conditions, such as those related to the recessionary fears, current inflationary and rising interest rate environment, the COVID-19 pandemic, currency fluctuations and adverse global events; and
•general geopolitical events and conditions, both domestically and internationally (such as the conflict in Ukraine), as well as economic conditions specifically affecting industries in which our customers operate.
Fluctuations in our quarterly operating results and the price of our common stock may be particularly pronounced in the current global macroeconomic environment, including due to uncertainty caused by recessionary fear, inflation, rising interest rates and lingering effects of the COVID-19 pandemic and their impact on consumer spending patterns, the success of existing small businesses and the formation of new small businesses. In addition, fluctuations in our quarterly operating results may cause those results to fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the price of our common stock to decline. Fluctuations in our results could also cause a number of other problems. For example, analysts or investors may change their models for valuing our common stock, particularly post-pandemic, we could experience short-term liquidity issues, our ability to retain or attract key personnel may diminish, and other unanticipated issues may arise.
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
We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to maintain profitability
Since inception, we have incurred an accumulated deficit and may incur net losses in the foreseeable future. At September 30, 2022, we had an accumulated deficit of $865.9 million.
We will need to generate and sustain increased revenue levels in future periods in order to maintain or increase our level of profitability. We expect our cost of revenue and operating expenses to increase as we invest in scaling our tax advisory business and accelerating growth of our newly acquired virtual mail offering; invest in marketing and sales to grow our customer base and build on our digital brand leadership and awareness; introduce free and lower cost offerings in our product lineup; invest in new products and services and production automation technologies; and increase our headcount to support these initiatives. Furthermore, as a public company, we are incurring legal, accounting and other expenses that we did not incur as a private company. If our revenue and gross profit do not grow at a greater rate than our operating expenses, we will not be able to maintain or increase profitability and our business may be harmed. We may incur significant losses in the future for a number of reasons, including without limitation the other risks and uncertainties described herein. Additionally, we may encounter unforeseen operating or legal expenses, difficulties, complications, delays and other factors that may result in losses in future periods. In addition, to attract customers, launch new products, or for other reasons, we may determine to make certain of our service offerings available to customers at a low cost or without charge, which will negatively impact our profitability in the short term and, if the strategy is unsuccessful, in the long-term.
If we fail to provide high-quality services, customer care and customer experience and add new services that meet our customers’ expectations, we may not be able to attract and retain customers
In order to increase revenue and maintain profitability, we must attract new customers and retain existing customers. The rate at which new and existing customers purchase and renew subscriptions to our services depends on a number of factors, many of which are outside of our control. The quality and value of our services, customer care and customer experience, as well as the quality and accuracy of the services provided by our accountants and the independent attorneys who participate in our and our partner’s networks, are critical to our ability to attract and retain customers.
We have made substantial investments in developing our websites, mobile platform, legal documents, educational content, customer relationship management, automated supply chain and fulfillment, integrated digital workflow management and other dynamic online processes that comprise our online legal platform to improve the quality of our services, customer care and customer experience and there is no assurance that those investments will provide us with the benefits we expect. We also intend to add new services and enhance our existing product and services, which will require us to devote significant resources before we know whether such products or services will be successful. We may fail to attract new customers or lose existing customers if current or future development efforts or services fail to meet customer preferences on a timely basis if at all. For example, in October 2020, we introduced LZ Tax, a LegalZoom fulfilled tax advisory service, and in 2022, we began our first cycle of preparing tax filings at scale and we could fail to attract or retain existing customers if our tax professionals or service offerings are not able to keep up with customer volume, demand or customers’ expectations. In addition, if the independent attorneys who participate in our legal services plan, or legal plan, or the tax experts who complete the tax preparation services fail to provide accurate, high-quality services, customer care and customer experience. Larger enterprises may demand more support services and features, which puts additional pressure on us to satisfy the increased support required for these customers. If we are unable to attract new customers or if we lose existing customers, our business, results of operations, financial condition and future prospects would be adversely affected.
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
Our business primarily depends on business formations
Our success significantly depends on business formations. The majority of our transaction revenue is generated by providing formation services to guide our customers through the transition from being aspiring business owners to launching their entities. In 2021 and the first nine months of 2022, business formations represented the largest share of our total transaction orders. The number of business formations on our platform is subject to unpredictable declines or fluctuations as a result of a number of factors, including an overall decline in the number of U.S. business formations, an economic slowing or downturn, increased competition, compliance or operating costs (including wage and benefit pressures), regulatory obstacles, changes in law (including changes in tax laws and regulations), changes in the business environment from inflation, interest rates, government assistance or other risks, and dissatisfaction with our services. For example, we experienced slower growth in transactions in the second quarter of 2022 than in the second quarter of 2021 as a result of slower business formations growth. Declines in the overall number of business formations or the number of business formations on our platform have adversely affected, and may continue to adversely affect our business, results of operations, financial condition or future prospects. If growth rates continue to decline, these impacts can be expected to intensify.
Our subscription services are highly dependent upon our transaction products
For the past few years, a significant amount of our revenue has been derived from our subscription services. In 2021 and the first nine months of 2022, approximately 50% of our revenue came from subscriptions. Subscriptions have primarily originated from transactional customers who opted to become subscribers. However, subscriptions may be terminated at any time, and the willingness of transactional customers to subscribe is impacted by numerous factors, including cost, the helpfulness of our services over time and our ability to continue to evolve with the growing business needs of our subscribers. As a result, we are not be able to predict whether a sufficient number of our existing or new customers will continue to subscribe to our registered agent services, legal plans or other subscription services, or if they will continue to subscribe at the same rate as they have historically. If we are unable to continue to convert our transactional customers to subscribers, our business, results of operations, financial condition and future prospects would be adversely affected.
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
•if we incur debt to fund any acquisitions, such debt may subject us to material restrictions on our ability to conduct our business due to new financial maintenance and other covenants; and
•if we issue a significant amount of equity securities in connection with any future acquisitions, existing stockholders may be diluted and earnings per share may decrease.
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
Our operations and online services also rely on the continued functioning and accessibility of certain physical locations, including product fulfillment locations and data centers operated by LegalZoom or our service providers. These physical locations are vulnerable to damage or interruption from natural disasters, adverse weather conditions, power losses, telecommunication failures, terrorist attacks, human errors, break-ins and similar events. The occurrence of any of the foregoing events or other unanticipated problems at our facilities could result in lengthy interruptions in our services. We may not be able to efficiently relocate our fulfillment and delivery operations due to disruptions in service if one of these events occurs, and our insurance coverage may be insufficient to compensate us for such losses. Because the Los Angeles area, where our corporate and executive headquarters is located, is in an earthquake fault zone and because both the Los Angeles area and Austin, Texas, where our operational headquarters is located, are subject to the increased risk of wildfires, tornadoes and power outages, we are particularly sensitive to the risk of damage to, or total destruction of, our primary offices and two key fulfillment and delivery centers. Our insurance limits against any certain losses or expenses that may result from a disruption to our business due to earthquakes or wildfires may not be sufficient to cover all such losses or expenses, and the occurrence of either of these events could adversely affect our business, results of operations, financial condition and future prospects.

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
We also may encounter future claims. For example, our U.K. subsidiary operates as an alternative business structure, or ABS, which allows corporate entities to become licensed providers of reserved legal activities in that jurisdiction. As a result, our U.K. subsidiary may be susceptible to potential claims from clients, such as breach of contract, product liability, negligence or other claims. Any such claims could result in reputational damage or an adverse effect on our results of operations. In addition, this structure is generally untested in U.S. courts and we cannot assure you that it will insulate us from claims of the corporate practice of law, or CPL or unauthorized practice of law, or UPL. The professional liability insurance, held by our U.K. subsidiary and limiting its liability in accordance with its engagement letters with clients, may not insure or protect against all potential claims or sufficiently indemnify us or our U.K. subsidiary for all liability that may be incurred. Any such liability, inclusive of the costs and expenses that may be incurred in defending any such claims, that exceeds the insurance coverage could have a material adverse effect on our business, results of operations, financial condition, or future prospects. These same risks may emerge with respect to our U.S. subsidiary, LZ Legal Services, LLC, which was licensed in September 2021 as an Arizona ABS, and became operational in July 2022.
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
We have designed and are implementing a plan to remediate the material weaknesses identified. See Part I, Item 4, “Controls and Procedures” in this Quarterly Report on Form 10-Q for additional information regarding our remediation plan. We cannot assure you that these measures will significantly improve or remediate the material weaknesses described above on a timely basis, if at all. The implementation of these remediation measures will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. As a result, remediation of these material weaknesses during 2022 is uncertain. If the steps we have taken do not remediate the material weaknesses in a timely manner, there could continue to be a reasonable possibility that these control deficiencies or others would result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis. This, in turn, could jeopardize our ability to comply with our reporting obligations, limit our ability to access the capital markets and adversely impact our stock price.
We and our independent registered public accounting firm were not required to perform an evaluation of our internal control over financial reporting as of December 31, 2021 in accordance with the provisions of the Sarbanes-Oxley Act of 2002. Accordingly, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. Material weaknesses may still exist when we furnish a report by management on the effectiveness of our internal control over financial reporting as required by reporting requirements under Section 404 in our Annual Report on Form 10-K for the year ended December 31, 2022. If we are unable to successfully remediate the existing material weakness in our internal control over financial reporting, the accuracy and timing of our financial reporting, and our stock price, may be adversely affected and we may be unable to maintain compliance with the applicable stock exchange listing requirements.
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
If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may decline
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in our internal controls. In addition, beginning with our 2022 Annual Report on Form 10-K, which we expect to file with the SEC in the first quarter of 2023, we will be required to furnish a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, including but not limited to those previously identified and not fully remediated at the time of such assessment. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting beginning with our first Annual Report on Form 10-K following the date on which we are no longer an “emerging growth company,” which we expect will be our 2022 Annual Report on Form 10-K
We have commenced the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, and we may not be able to complete our evaluation, testing and any required remediation in a timely fashion. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.
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
When the London Interbank Offered Rate, or LIBOR is discontinued, borrowing costs under the 2021 Revolving Facility or agreements governing any of our future indebtedness will be calculated using another reference rate, which may cause substantial uncertainty as to the effect of such replacement on our borrowing costs
On March 5, 2021, the ICE Benchmark Administration, or IBA, the administrator of the London Interbank Offered Rate, or LIBOR, the U.K. Financial Conduct Authority, or FCA, the regulatory supervisor of the IBA, announced in public statements, or Announcements, that the final publication or representativeness date for one-week and two-month USD LIBOR would be December 31, 2021 and all other USD LIBOR tenors (overnight, one-month, three-month, nine-month and 12-month) will be June 30, 2023. As a result, USD LIBOR will not be available for use in agreement and other instruments after the relevant cessation date and may ultimately cease to be utilized in advance of such relevant cessation date. In April 2018, the Federal Reserve Bank of New York commenced publishing the Secured Overnight Financing Rate, or SOFR, an alternative reference rate to USD LIBOR identified by the Alternative Reference Rates Committee, a group convened by the Board of Directors of the Federal Reserve System and the Federal Reserve Bank of New York and comprised of certain private sector entities, with the participation of the staffs of various U.S. federal agencies. At this time, it is uncertain whether SOFR or other alternative reference rates may become widely accepted alternatives for USD LIBOR. USD LIBOR is used as a benchmark reference throughout the 2021 Revolving Facility. While the 2021 Revolving Facility provides fallback language in the event USD LIBOR ceases to be published, including the possibility of designation of a replacement rate by the administrative agent under the 2021 Revolving Facility, there is uncertainty as to the effect of such replacement on our borrowing costs. If future rates based upon SOFR or any other successor reference rate are higher or more volatile than USD LIBOR rates as currently determined or if our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on any variable rate debt, which could adversely impact our interest expense, results of operations and cash flows. In addition, we may need to renegotiate the 2021 Revolving Facility in order to determine an alternative reference rate to replace USD LIBOR with the new market standard that is established. As such, the full effect of any such event on our borrowing costs or the effectiveness of certain related transactions such as hedges cannot yet be determined.
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
Our ability to use our NOL carryforwards may be limited
We have incurred substantial losses during our history and may not be able to maintain profitability. Unused U.S. federal net operating losses, or NOLs, for taxable years beginning before January 1, 2018, may be carried forward to offset future taxable income, if any, until such unused NOLs expire. Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, U.S. federal NOLs incurred in taxable years beginning after December 31, 2017, can be carried forward indefinitely and are limited to 80% of taxable income. For U.S. federal NOLs incurred in taxable years 2018, 2019, and 2020 may be carried back 5 years and carried forward indefinitely and are limited to 80% of taxable income if utilized after December 31, 2020. It is uncertain if and to what extent various states will change their tax laws to conform to the Tax Act or the CARES Act.
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
The global data protection landscape is also rapidly evolving outside the United States. For example, in May 2018, the General Data Protection Regulation, or GDPR, went into effect in the EU. The GDPR imposes stringent data protection requirements and to date, has increased compliance burdens on us, including by mandating burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and process information about them. The GDPR also provides for more robust regulatory enforcement and greater penalties for noncompliance than previous data protection laws, including fines of up to €20 million or 4% of global annual revenue of any noncompliant company for the preceding financial year, whichever is greater. Further, individuals and consumer protection organizations authorized at law to represent individual interests may initiate litigation relating to the processing of personal data. Other jurisdictions have adopted laws similar in construction to the GDPR or regulatory frameworks of equivalent complexity. For example, the United Kingdom adopted the GDPR into its national law, Brazil enacted the General Data Protection Law, New Zealand enacted the New Zealand Privacy Act, and China adopted the Personal Information Protection Law.
Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which may make it more difficult for us to transfer personal data across jurisdictions (such as transferring or receiving personal data that originates in the EU or in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, absent appropriate safeguards or other circumstances, the GDPR generally prohibits the transfer of personal information to countries outside of the European Economic Area, or the EEA, that the European Commission does not consider to provide an adequate level of privacy and data security, such as the United States. The European Commission released a set of Standard Contractual Clauses, or SCCs, that are designed to be a valid transfer mechanism to facilitate personal data transfers out of the EEA to these jurisdictions. Currently, these SCCs are a valid mechanism to transfer personal data outside of the EEA. Additionally, the SCCs impose additional compliance burdens, such as conducting transfer and impact assessments to determine whether additional security measures are necessary to protect the at-issue data. In addition, Switzerland and the UK similarly restrict personal data transfers outside of those jurisdictions to countries such as the United States that do not provide an adequate level of personal data protection, and certain countries outside Europe (e.g., Russia, China, Brazil) have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing personal data from Europe or other foreign jurisdictions. The inability to import personal data to the United States could significantly and negatively impact our business operations, limit our ability to collaborate with parties that are subject to cross-border data transfer or localization laws, or require us to increase our data processing capabilities and infrastructure in foreign jurisdictions at significant expense.
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
Risks Relating to Ownership of Our Common Stock
An active market may not be sustainable, and you may not be able to resell your shares at or above the price at which you purchased your shares, if at all
It is possible that an active or liquid trading market in our common stock may not be sustainable. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them, if it all. The fair value of your shares may also be reduced due to an inactive market, making it difficult to sell at a price that you consider reasonable. We cannot predict the prices at which our common stock will trade.
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

•technical factors in the public trading market for our common stock that may produce price movements that may or may not comport with macro, industry or company-specific fundamentals, including, without limitation, the sentiment of retail investors (including as may be expressed on financial trading and other social media sites), the amount and status of short interest in our common stock, access to margin debt, and trading in options and other derivatives on our common stock;

•additional shares of our common stock or other securities being sold into the market by us or our existing stockholders or the anticipation of such sales;
•price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•other events or factors, including those resulting from war or incidents of terrorism, or responses to these events; and
•general macroeconomic, political, regulatory and market conditions, such as those related to the recessionary fear, current inflationary and rising interest rate environment and the COVID-19 pandemic
Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could adversely affect our business, results of operations, financial condition and future prospects.
A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is performing well
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. At September 30, 2022, we had approximately 194 million outstanding shares of common stock, of which more than 87 million shares are currently restricted as a result of securities laws that restrict transfers, subject to certain exceptions.
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
Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions
Based upon our shares of our common stock outstanding as of September 30, 2022, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 57.7% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.
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
The provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the U.S. will be the exclusive forum for resolving any complaint asserting a cause or causes of action arising under the Securities Act, including all causes of action asserted against any defendant to such complaint. For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint, and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering.
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
As a result of disclosure of information in our periodic reports and in other filings required of a public company, our business and financial condition has become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, results of operations, financial condition and future prospects could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our brand and reputation, business, results of operations, financial condition and future prospects.
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
Our business is subject to risks arising from epidemic diseases or pandemics, such as the ongoing COVID-19 pandemic
The COVID-19 pandemic has caused economic instability and uncertainty globally, which has had an ongoing impact on consumer spending patterns, the success of small businesses and the formation of new small businesses. Since the onset of the pandemic, these factors have contributed to variation in our operating results relative to historical and seasonal trends. For example, during its initial phase in the first quarter of 2020, the pandemic had a temporary negative impact on our business as demand for our products and services decreased with the onset of government shelter-in-place directives. By the second quarter of 2020, we began to experience tailwinds from the pandemic as individuals and small businesses turned to online services given the relative inaccessibility of offline alternatives as well as due to the availability of government stimulus checks. These tailwinds then subsided in the back half of 2021 due to the easing of government stimulus supporting individuals and small businesses impacted by the pandemic.
In the future, the COVID-19 pandemic or any future public health pandemic or epidemic may have a material adverse impact on our business and financial performance, the severity and duration of which will depend on many factors beyond our control, including the severity of any new virus or the emergence of new variants of the COVID-19 virus, the actions of governments, businesses and other enterprises in response to the COVID-19 pandemic or any future pandemic or epidemic and the effectiveness of those actions, and the effectiveness and rate of public acceptance of vaccines. To the extent new or additional prevention and mitigation measures are implemented in the future, or there is uncertainty about the effectiveness of these or any other measures to contain or treat COVID-19 or any future pandemic or epidemic, global economic conditions and consumer confidence and spending could be adversely impacted. For instance, to the extent our customers’ operations are negatively impacted, our customers may reduce demand for or spending on our products, or customers may delay payments to us or request payment or other concessions. There may also be significant reductions or volatility in demand for our services, as well as the temporary inability of customers to purchase our products due to illness, quarantine or financial hardship, shifts in demand away from one or more of our products, or decreased consumer confidence and spending, any of which may negatively impact our results, including as a result of an increased difficulty in planning for operations. The fluid nature of epidemic diseases or pandemics, including the COVID-19 pandemic, and uncertainties regarding the related economic impact may result in market turmoil, which could also have an adverse effect on our business, financial condition, results of operations and future prospects.
The full extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments, including the duration and intensity of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. If the pandemic continues to persist as a severe worldwide health crisis, the disease could have an adverse effect on our business, financial condition, results of operations and future prospects, and may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
We are currently an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to “emerging growth companies” make our common stock less attractive to investors
We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
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
Stock repurchase activity during the three months ended September 30, 2022 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be purchased Under the Plans
July 1, 2022 through July 31, 2022	1,524,124	$9.85	1,524,124	$95,830,540
August 1, 2022 through August 31, 2022	13,034	$10.00	13,034	$95,700,213
September 1, 2022 through September 30, 2022	1,087,550	$8.95	1,087,550	$85,970,025
Total	2,624,708	$9.48	2,624,708
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.
Item 6. Exhibits
The exhibits listed below are filed or furnished as part of this Quarterly Report.

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of LegalZoom.com, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 2, 2021).
3.2	Amended and Restated Bylaws of LegalZoom.com, Inc. (incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on June 21, 2021).
10.1*+	Non-Employee Director Compensation Policy.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from our Quarterly Report on Form 10-Q for the nine months ended September 30, 2022 were formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statement of Stockholders’ Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows.

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

LegalZoom.Com, Inc.

Date: November 10, 2022	By:	/s/ Dan Wernikoff
Dan Wernikoff
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 10, 2022		/s/ Noel Watson
Noel Watson
Chief Financial Officer
(Principal Financial and Accounting Officer)