Form 10-K
period 2022-12-31
LEGALZOOM.COM, INC.
filed 2023-03-01
CIK 1286139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   ☐  No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐   No  ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2022, based on the closing price of $10.99 for shares of the Registrant’s common stock as reported by the Nasdaq Global Select Market, was approximately $1.3 billion. The determination of affiliate status for purposes of calculating the aggregate market value of our voting stock held by non-affiliates is not necessarily a conclusive determination for other purposes.
The registrant had outstanding 190,826,824 shares of common stock as of February 23, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. The Definitive Proxy Statement will be filed with the SEC within 120 days of the Registrant’s fiscal year ended December 31, 2022.

i

EXPLANATORY NOTE
Restatement Background
As described in our Current Report on Form 8-K filed with the Securities and Exchange Commission, or SEC, on February 17, 2023 and Amendment No. 1 to such Current Report on Form 8-K filed with the SEC on February 27, 2023, we identified an error within our income tax provision relating to the identification of named executive officers subject to limitation on the deductibility of executive compensation under Internal Revenue Code Section 162(m). As a result of this error, management and the Audit Committee of our board of directors concluded that our previously issued unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2022, three and six months ended June 30, 2022 and three and nine months ended September 30, 2022 were materially misstated. Accordingly, our unaudited condensed consolidated financial statements for the foregoing periods require restatement and should no longer be relied upon.
This Annual Report on Form 10-K provides restated unaudited financial information as of and for the three months ended March 31, 2022, three and six months ended June 30, 2022 and three and nine months ended September 30, 2022. See Note 24 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We will effect the restatements to our 2022 unaudited condensed consolidated quarterly financial statements in our future filings of Quarterly Reports on Form 10-Q in 2023.
The financial information that has been previously filed or otherwise reported as of and for the three months ended March 31, 2022, three and six months ended June 30, 2022 and three and nine months ended September 30, 2022 is superseded by the information in this Annual Report on Form 10-K. See Note 24 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on the restatement and the related financial information impacts.
Internal Control Considerations
Management has determined that the restatement described above resulted from a material weakness in internal control over financial reporting. For a discussion of management’s considerations of our disclosure controls and procedures, internal control over financial reporting, and material weaknesses identified, refer to Part II, Item 9A included elsewhere in this Annual Report on Form 10-K.
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, stock compensation, business strategy, plans, market growth and our objectives for future operations.
The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, those factors discussed below under “Summary of Risk Factors” and in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as such risk factors may be amended, updated or superseded from time to time by our subsequent filings with the SEC. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
You should read this Annual Report on Form 10-K and the documents that we reference herein and have filed as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly
ii

update or revise any forward-looking statements contained in this Annual Report on Form 10-K, whether as a result of any new information, future events or otherwise.
Summary of Risk Factors
Our business involves significant risks and you are urged to carefully consider the risks discussed under Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K prior to making an investment in us. These risks include, but are not limited to, the following:
•Our recent growth may not be indicative of our future growth and, if we continue to grow, we may not be able to manage our growth effectively.
•Our business primarily depends on business formations and fluctuations or declines in the number of business formations may adversely affect our business.
•Our business depends substantially on converting our transactional customers to subscribers and our subscribers renewing their subscriptions with us and expanding their use of our platform.
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
•Our business and success depends in part on our strategic relationships with third-parties, including our partner ecosystem, and our business would be harmed if we fail to maintain or expand these relationships.
•We have identified material weaknesses in our internal control over financial reporting and, if we fail to remediate these material weaknesses, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence and the price of our common stock.
•The restatement may affect investor confidence and raise reputational issues and may subject us to additional risks and uncertainties, including increased professional costs and the increased possibility of legal proceedings and regulatory inquiries.
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

Note Regarding Third-Party Information
This Annual Report on Form 10-K includes market data and certain other statistical information and estimates that are based on reports and other publications from independent third-party sources, as well as management's own good faith estimates and analyses. We believe these third-party reports to be reputable, but have not independently verified the underlying data sources, methodologies, or assumptions. The reports and other publications referenced are generally available to the public and were not commissioned by LegalZoom. Information that is based on estimates, forecasts, projections, market research, or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances reflected in this information.
iii

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
Our Business
LegalZoom is a leading online platform for legal and compliance solutions in the United States, or U.S. Our unique position at business inception allows us to become a trusted business advisor, supporting the evolving needs of a new business across its lifecycle. Along with formation, LegalZoom offerings include ongoing compliance and tax advice and filings, virtual mailbox solutions, trademark filings, and estate plans. We operate across all 50 states and over 3,000 counties in the U.S., and have more than 20 years of experience navigating complex regulation and simplifying the legal and compliance process for our customers.
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
Our platform combines the power of technology and people to demystify and simplify complicated processes, creating user-friendly experiences for our customers. Our proprietary technology enables us to automate many complex legal and compliance processes, allowing us to offer solutions at transparent, flat-fee prices that are at a significant discount to traditional offline alternatives. While the majority of our customers complete these transactions without human assistance, many prefer to have some guidance through the process. The combination of technology and people is at the heart of our unique customer experience. For our customers looking for general help, our customer care and sales organization is available for real-time guidance on how to use our services. For customers preferring credentialed assistance, we embed the option for them to retain attorneys and certified public accountants, or CPAs, from the beginning of the customer journey. In addition, our unique and trusted position at business formation gives us unparalleled knowledge of our customers’ needs prior to the business being operational or discoverable by other service providers. We leverage this valuable knowledge and our position as a small business’ first advisor to introduce our customers to the most relevant business solutions within our partner ecosystem to help them run other aspects of their business.
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
Industry Trends
Millions of people start small businesses every year, a trend driven by digital enablement and the gig economy. Small business owners often do not know that they may face personal liability and tax consequences depending on their business formation decision and many try to figure out legal requirements on their own, often facing regulatory problems for noncompliance. It can be frustrating, time consuming and expensive to navigate multiple layers of legal and compliance requirements. There are structural impediments that make traditional offline attorneys unable to adapt to consumer behaviors and technology advancements. While service industries like accounting, tax, marketing and payments have rapidly transitioned online, legal offerings largely remain offline. Online adoption of legal services lags behind other comparable industries. The gap between a small business owner’s legal and compliance needs and available offline solutions is widening. The challenges associated with traditional offline “do it yourself” or “find an expert” options are becoming relatively worse as service level expectations increase as a result of small business enablement in other industries. Technological advances are transforming consumer expectations for professional services.
Our Competition
We operate in a very competitive industry. We face intense competition from offline law firms and attorneys, online legal document services, legal plans, secretaries of state, tax preparation companies and other service providers. Law firms and solo attorneys, who provide in-person consultations and are able to provide direct legal advice that we generally cannot offer due to laws and regulations regarding the unauthorized practice of law, or UPL, compete with us offline and have and may develop competing online legal services. However, we previously applied for and received a license to operate as an alternative business structure, or ABS, in Arizona, which allows corporate entities to become licensed providers of reserved legal activities in that jurisdiction. As a result, our Arizona ABS is able to compete directly with more traditional offline law firms and solo attorneys. We also compete in the registered agent services business with several companies that target small businesses. In addition, certain U.S. states, including Nevada, California and Louisiana, offer online portals where consumers may file their articles of organization for free, other than filing fees.
Our direct and indirect competitors, whether they are online legal document providers, legal plan providers, law firms, accounting firms, solo attorneys or large internet providers, may also be developing innovative and cost-effective services that target our existing and potential customers. In recent years, we have seen certain online competitors target more price conscious customers by offering business formation transactions at little or no charge while cross-selling subscription compliance services. We expect to face increasing competition from offline and online legal services providers in our market, and our failure to effectively compete with these providers could result in revenue reductions, reduced margins, and loss of market share, any of which could materially and adversely affect our business, results of operations, financial condition and future prospects.
We believe competitive factors for our services include ease of use, breadth of offerings, brand name recognition, reputation, price, quality and customer service and that we compare favorably on all these bases.
Our Strategy
We are in the early stages of penetrating and growing the online market for small business legal and compliance services. We expect to continue to grow our customer base and retain and expand our customer relationships following formation with the following strategies:
Grow our customer base. We continue to grow the top of our funnel and improve our customer experience in order to grow our customer base. To accelerate growth, we intend to continue to invest in our brand to increase awareness of the protection that legal and compliance services offer small businesses, and the ease and affordability of our platform. We also intend to broaden our customer top of funnel through the introduction of lower-priced products and services targeting more price-sensitive customer segments. Finally, we continue to partner with leading brands that can help our small business customers and improve our partner ecosystem. As we attract more visitors to our website, we believe that we have a large opportunity to increase conversion of prospects into customers.
Retain and expand our customer relationships following formation. As we innovate for small businesses, we aim to become their trusted partner for life. In order to do this, we intend to:
•Launch adjacent services. Our strategy is to meaningfully expand our product line to offer a solution for the majority of small business legal and compliance needs.
•Partner to offer our customers broader ecosystem solutions. We plan to offer additional access to third-party solutions to further support small business needs in areas such as banking, payments, payroll, accounting, and website hosting.
•Increase customer lifetime value. We plan to continue to improve the lifetime value of our customers, particularly by increasing retention of our small business subscribers through maintaining engagement post-purchase, adding new solutions to serve additional needs, and improving lifecycle marketing to increase retention rates.
•Increase our market opportunity by introducing a new tier of higher-value assisted offerings. We aim to reduce peoples’ uncertainty and doubt about forming a business on their own by offering “assisted” solutions alongside our “do it yourself” offerings for their legal and compliance needs. We plan to provide more value to our customers from existing product lines by adding a tier of attorney assisted solutions and continuing to expand our professional-assisted offerings to complement our technology-enabled solutions.
Our Products and Services
We help customers form their businesses, protect their ideas, stay compliant and scale their operations. Our products and services include business formations, creating estate planning documents, protecting intellectual property, completing certain forms and agreements, providing access to independent attorney advice, and connecting customers with experts for tax preparation services. The primary driver of new customers is small business formation transactions, and at that moment we aim to start a deeper relationship reflected in bundled subscription services and partner offerings. This combination creates a suite of legal and compliance solutions that are relevant for our customers’ ongoing needs. We also have a partner ecosystem that enables us to offer third-party services to our customers and to offer our services to our partners’ customers.
Transaction products
Our transaction products are listed in the following table:

Transaction Products for Small Businesses	Transaction Products for Consumers

Business Formation
Limited Liability Company (LLC)
Incorporation of C and S Corporations
Nonprofit Formation
Doing-Business-As (DBA)
Corporate Changes and Filings
Business Licenses
Legal Forms
Intellectual Property
Trademark Application
Copyright Registration
Provisional Patent Application
Tax Services
Business and Personal Tax Preparation
Tax Advice

Consumer Estate Planning Last Will and Testament Living Will Living Trust Power of Attorney Other Legal Matters Name Change Real Estate Deed Transfer Real Estate Leases Legal Forms
Subscription services
Our primary subscription services are listed in the following table:

Small Business Subscriptions	Consumer Subscriptions

Registered Agent Compliance Attorney Advice through our Legal Plans Tax Advice and Preparation Accounting and Payroll Legal Forms Virtual Mail and Check Deposit Services	Attorney Advice through our Legal Plans Estate Planning Bundle Legal Forms Virtual Mail and Check Deposit Services
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
Tax subscriptions. We introduced our LegalZoom-fulfilled tax subscription, or LZ Tax, in October 2020. This subscription includes tax advice on essential tax matters at both state and federal levels with the option to add tax preparation, as well as advice from a tax expert, either a CPA or an enrolled agent. In addition, our customers receive a consultation included in their formation that includes guidance on their tax strategy, including how to maximize their deductions and income. Our tax services help small businesses get set up right from the beginning to minimize their tax bill.
Legal forms and other subscriptions. We offer other subscriptions, including unlimited access to our library of legal forms, electronic storage of applicable LegalZoom documents, and document revisions. Through our acquisition of Revvsales Inc. in October 2022, we plan to enhance our forms library and legal template offerings and integrate e-signature capabilities into our platform. Additionally, we offer subscriptions that enable customers to monitor trademark applications, create meeting minutes for their board of directors’ meetings and monitor compliance calendar deadlines.
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
Partner ecosystem
We have unique insights into our customers and leverage our product as a channel to introduce small businesses to our partner ecosystem, solving even more of their needs. Our partnering arrangements include reseller models, revenue share, and flat fees earned by introducing small businesses to leading providers of small business services such as banking, credit cards, business licenses, website design, and payment processing.
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
New product development
Our product development strategy is focused on reducing friction and increasing conversion across our existing core products and services, expanding our portfolio of new products and services, gaining market share, and strategically deepening customer relationships, including in ways that will make legal and compliance expertise available to our customers and increase our recurring revenue through subscription offerings.
Seasonality
Historically, our customers have tended to place a higher number of orders and entered into new or renewed subscriptions in the first quarter of the year, which is when we believe the demand for forming businesses is the highest. Further seasonality is reflected in the timing of our revenue recognition in the second quarter, when we have typically recognized a high amount of revenue from orders placed in the first quarter but fulfilled in the second quarter. Also, we have historically seen demand for our services decline around the beginning of the third quarter as a result of summer vacations and in the last two months of the fourth quarter as a result of the winter holidays. While the seasonality of our business was impacted by the COVID-19 pandemic throughout 2020 and into 2021, we have since seen a return to more typical historical trends.
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
Document automation
Our technology platform includes complex automation systems that transfer customer responses into many state or county-specific templates to generate customized legal documents. Our automation unifies the various methods used by states and counties to form businesses into a single easy-to-understand customer experience. We use straight through processing for several products, which has enabled us to deliver the documents to the customer in near real-time.

Compliance platform
We have built a system to notify our customers of upcoming compliance milestones and associated requirements. Additionally, for our registered agent subscribers, we have a system of receiving, scanning, sorting, and labeling documents from state agencies across the country that leverages technology to quickly deliver physical and electronic copies to our customer.
Robust CRM platform
Our account executives, customer care and sales organization, fulfillment specialists, and tax advisors leverage a multi-channel customer relationship management platform, powered by integrating a variety of tier one contact center technologies. The platform is integrated within our production and fulfillment systems and enables us to support customers through communications via multiple channels including our websites, email, text, phone, online chat, and our mobile applications.
Scalable and secure infrastructure
Our platform resides on a combination of on-premises infrastructure and best-in-class public cloud-based platforms. Our platform is highly scalable to accommodate an increasing volume of customer orders. We have designed our websites to be highly intuitive and secure using proprietary software and commercially supported tools.
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
We have various trademark registrations in the U.S. and in foreign jurisdictions, as well as pending trademark applications in the U.S. We have no issued patents. We also license intellectual property from third-parties, such as software used to support our technology and operations.
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
Our Attorney Advice Network
We offer attorney advice across all 50 states in the U.S. to our subscribers through a network of independent law firms that manage relationships with independent attorneys.
Our brand and marketing efforts allow the participating attorneys to focus more on the practice of law and less on business development. The initial consultation serves as a platform for business development, where the participating attorney can offer to provide billable legal services to our customers at discounted rates. In addition, participating law firms can leverage our brand awareness as well as the customer feedback and testimonials to market their own practice. Each firm receives a flat administrative fee from us for each legal plan participant in its area to cover the administrative costs associated with participating in our network.
Customer Care
Our customer care representatives provide assistance, support and account management to small businesses and individuals. Exceptional customer experience is central to our culture and we take pride in our customer care team.
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
Sales and Marketing
We invest significantly to create a highly recognizable legal brand, online and offline and we attract a meaningful percentage of unpaid website traffic, underscoring our brand strength and unique content offering. Our content marketing includes educational initiatives such as our Article Center on our website, where we create content to better inform our customers on how they can plan for and protect themselves, their families, and their businesses.
We use a strategic mix of online and offline marketing in combination with inbound sales. Our largest customer acquisition media spend is in search engine marketing to capture demand generated by our other paid and organic channels. We also advertise from time to time across television, radio, podcasts, digital video, and social media.
In taking customer calls, our sales team uses a conversational approach to introduce our services, explain features and recommend various partners. When our sales team becomes involved, the average order size frequently increases due to our team’s effectiveness in selling ancillary offerings. Our sales teams also proactively target qualified prospects, such as those who began a questionnaire in our customer experience journey but have yet to purchase.
Human Capital Management
At December 31, 2022, we, together with all our subsidiaries, had 1,383 employees worldwide. At December 31, 2022, we also engaged approximately 400 contractors and consultants in the U.S. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we believe that our employee relations are strong.
Our primary compensation strategy is to promote a pay-for-performance culture. Our guiding principles are anchored on the goals of being able to attract, incentivize, and retain talented employees who can develop, implement, and drive long-term value creation strategies. We’ve designed our compensation approach so that every U.S. based employee has a component of their compensation that is performance or incentive driven. We offer competitive compensation that we believe is aligned with the market and fair relative to our peers.
At LegalZoom, one of our core values is People First. By that, we not only mean caring for and protecting the millions of customers we have served since inception, but investing in, empowering and fostering trust and wellness among our employees. In order to better understand the needs of our employees, we launched a new employee feedback platform that allows us to survey our employees on a regular basis. We were able to establish baseline employee net promoter, or NPS, and employee satisfaction scores, along with other feedback that measures satisfaction in a variety of areas. We are now able to take very specific action based on the voice of the employee to better serve our organization.
We have remained agile to accommodate the ever-changing needs of our employees since the pandemic. In 2021, we announced the adoption of our remote first model, which required coordinated efforts across the organization to operationalize. Over the last year, our strategy has been focused on engaging employees virtually to support working from home by launching virtual productivity and collaboration tools, and driving engagement through virtual events. In addition, while they remain primarily remote, we engaged with corporate employees who are located near our existing offices to enable them to leverage offices for in-person meetings where live collaboration could help foster improved productivity and engagement. To facilitate this, in the summer of 2022, we re-opened our Glendale, California, and Austin, Texas, locations to our remote first teams, creating intentional collaboration spaces that would enable in-person working sessions and team engagement. We also opened a new location in Mountain View, California and Playa Vista, California, where we had a large cluster of employees residing, to have a space where our remote first teams could have the opportunity to engage with their co-workers in person. This approach has allowed us to build foundational infrastructure and establish a stronger culture both virtually and in-person.
We have also invested in employee engagement to help improve connectedness in our remote-first work environment. In 2022, we launched an employee recognition tool that rewards and provides visibility to our employees’ accomplishments. We also continue to fuel our organization’s passion for social good, and launched a new employee giving program and tool that provides dollar-for-dollar matching and paid time off or volunteering for causes our employees care about most. Finally, we continue to engage our employees in in-person and remote social impact events, like our second annual Impact Week, where we come together to volunteer and raise funds for various causes.
In 2022, we remained committed to our principles of taking care of our employees holistically while continuously looking for ways to improve our overall benefits offering. We offer competitive benefits including: 100% employer-paid medical, travel reimbursement for out-of-state procedures, dental and vision plans, fertility coverage, mental health coverage, physical wellness, and paid-time off, including a continuous week off, called Wellness Break for all employees. In addition, we made a number of meaningful enhancements in 2022’s November Open Enrollment for 2023, including increasing our offerings on mental health and parental leave for non-birthing parents, additional gender equality benefits, additional sick-time off and paid company holidays, and new lifestyle benefits for our employees to use in a way that represents them and expanding coverage on our dental and vision plans.
We believe we are thriving when every voice is nurtured and heard. We have six employee resource groups today, including Pride Zoomer Alliance Network, Lift Every Voice Black Network, RiseUp Women’s Network, Women in Tech Network, and Nos Unimos LatinX Network, each with dedicated internal funding, executive sponsorship and a focus on supporting diversity, equity, and inclusion within and outside of LegalZoom. These networks have built internal mentorship and development programs, and contributed to their broader communities outside of LegalZoom through their initiatives.

Government Regulation
We operate in a particularly complex legal and regulatory environment. We are subject to a variety of U.S. and foreign laws, rules and regulations, including those related to internet activities, UPL, the corporate practice of law, or CPL, privacy, data protection, cybersecurity, data retention, consumer protection, content regulation, the processing of legal documents, legal plans, the provision of online payment services and other matters, which are continuously evolving and developing.
Our business model includes the provision of services that represent an alternative to traditional legal services, which has subjected us to allegations of UPL in the U.S. UPL generally refers to an entity or person giving or offering legal advice who is not licensed to practice law. However, laws and regulations defining UPL, and the governing bodies that enforce UPL rules, differ among the various jurisdictions in which we operate. The regulatory environment in the U.S. is evolving slowly with two states so far, Arizona and Utah, approving regulatory reform that permits non-lawyers to co-own law firms and other legal service operations. We applied for and received a license to operate as an Arizona ABS on September 30, 2021, through our U.S. subsidiary, LZ Legal Services, LLC. This Arizona ABS employs and contracts with licensed attorneys to provide limited scope legal services to U.S.-based consumers who purchase such services on our websites. While we believe this ABS structure is legally permissible, it is generally untested in U.S. courts and we cannot assure you that it will insulate us from claims of CPL or UPL. These laws and regulations are regularly evolving and tested in courts, and may be interpreted, applied, created, or amended, in a manner that could harm our business.
In addition, we are subject to numerous foreign and domestic laws, regulations, and standards regarding privacy and data security governing the personal information and other data that we may collect, store, use, or process. Such privacy and data security laws and regulations, including with respect to the European Union's General Data Protection Regulation and the California Consumer Privacy Act of 2018, and the interpretation and enforcement of such laws and regulations, are continuously developing and evolving and there is significant uncertainty with respect to how compliance with these laws and regulations may evolve and the costs and complexity of future compliance.
Our compliance with applicable government laws and regulations is not expected to materially affect our earnings or competitive position or result in material capital expenditures. However, we cannot predict what laws will be enacted in the future, or how existing or future laws will be administered, interpreted or enforced. We also cannot predict the amount of future expenditures that we may need to make to comply with, or to satisfy claims and lawsuits relating to, these various laws and regulations. See Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K for additional information.
Available Information
Our Investor Relations website is https://investors.legalzoom.com/ and we encourage investors to use it as a way of easily finding information about us. We make available on this website, free of charge, the reports that we file or furnish with the SEC including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and our Proxy Statements, and any amendments to these reports, as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. We also make available certain corporate governance information, including our Code of Business Conduct and Ethics, and select press releases.

Item 1A. Risk Factors
Our business involves significant risks, and the material factors that make an investment in us risky or speculative, are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects, as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment.
Risks Relating to Our Business and Industry
Our recent growth may not be indicative of our future growth and, if we continue to grow, we may not be able to manage our growth effectively
We have experienced growth in operations and headcount, which has placed, and will continue to place, significant demands on our management team and our administrative, operational and financial infrastructure. We have also significantly increased the size of our customer base over the last several years. Our success will depend in part on our ability to manage this growth effectively. To manage the growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. As we grow, we must also effectively integrate, develop and motivate our employees, and maintain the beneficial aspects of our corporate culture. Failure to effectively manage our growth could result in difficulty or delays in providing services to customers, declines in service quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any of these difficulties could adversely impact our brand and reputation, business, results of operations, financial condition or future prospects.
Our growth also makes it difficult to evaluate future prospects. Our ability to forecast our future operating results is subject to a number of uncertainties, including our ability to plan for and model future growth. If the assumptions regarding these uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in our markets, our results of operations and financial condition could differ materially from our expectations, our business could suffer and the trading price of our stock may decline.
Our business primarily depends on business formations
Our success significantly depends on business formations. The majority of our transaction revenue is generated by providing formation services to guide our customers through the transition from being aspiring business owners to launching their entities. In 2022 and 2021, business formations represented the largest share of our total transaction orders. The number of business formations on our platform is subject to unpredictable declines or fluctuations as a result of a number of factors, many of which are out of our control, including an overall decline in the number of U.S. business formations, an economic slowing or downturn, increased competition, compliance or operating costs (including wage and benefit pressures), regulatory obstacles, changes in law (including changes in tax laws and regulations), changes in the business environment from inflation, interest rates, government assistance or other risks, and dissatisfaction with our services. Declines in the overall number of business formations or the number of business formations on our platform have adversely affected, and may continue to adversely affect, our business, results of operations, financial condition or future prospects. If growth rates continue to decline, these impacts can be expected to intensify.
Our business depends substantially on converting our transactional customer to subscribers and our subscribers renewing their subscriptions with us and expanding their use of our platform
For the past few years, a significant amount of our revenue has been derived from our subscriptions for small businesses and individuals. In 2022, approximately 58% of our revenue came from subscriptions. Subscriptions have primarily originated from transactional customers who opted to become subscribers. For us to maintain or improve our operating results, it is important that we convert transactional customers into subscribers, we retain our existing customers and that our subscribers renew their subscriptions with us when the existing subscription term expires. However, subscriptions may be terminated at any time, and the willingness of transactional customers to subscribe is impacted by numerous factors, including cost, the helpfulness of our services over time, and our ability to continue to evolve with the growing business needs of our subscribers. As a result, we cannot accurately predict subscription renewal rates, whether a sufficient number of our existing or new customers will subscribe to our registered agent services, legal plans or other subscription services, or whether they will continue to subscribe at the same rate as they have historically. Our retention rate may decline or fluctuate as a result of a number of factors, including subscribers’ satisfaction or dissatisfaction with our platform, the effectiveness of our customer support services, the quality and perceived quality of the services provided by our tax professionals and the independent attorneys who participate in our legal plan network, the attorneys who fulfill our attorney assisted legal offering, our pricing, the prices of competing products or services, the effects of global economic conditions, regulatory changes and reductions in subscribers’ discretionary income and spending levels. If we are unable to continue to convert our transactional customers to subscribers, retain our existing subscribers or our existing subscribers do not expand the use of our platform, our business, results of operations, financial condition and future prospects would be adversely affected. If our subscription renewal rates fall below the expectations of the public market, securities analysts or investors, the price of our common stock could also be harmed.
Our future quarterly results of operations may fluctuate significantly due to a wide range of factors, which makes our future results difficult to predict
Our revenue and results of operations have historically varied from period to period, and we expect that they will continue to do so as a result of a number of factors, many of which are outside of our control, including, but not limited to the risks and uncertainties discussed herein and the following:
•the number of business formations and the rate of failure of small businesses;
•the level of demand for our services;
•the rate of renewal of subscriptions by, and extent of sales of additional subscriptions to, existing customers;
•the size, timing and terms of our subscription agreements with existing and new customers;
•changes to our product offerings, including pricing changes such as the offering of free or even lower cost products;
•the mix of subscriptions and services sold during a period;
•changes in stock-based compensation expense;
•the introduction of new products and product enhancements by existing competitors or new entrants into our markets, and changes in pricing for solutions offered by us or our competitors;
•customers delaying purchasing decisions in anticipation of new developments or enhancements by us or our competitors or otherwise;
•seasonal variations, including those related to orders placed, sales and marketing and other activities or other seasonal fluctuations in our results of operations that are out of our control;
•our ability to attract new customers or retain existing customers;
•our ability to increase, retain and incentivize the strategic partners that market and sell our platform;
•our ability to control costs, including our operating expenses;
•changes in governmental or other regulations affecting our business;
•changes to government agency practices, staffing and their websites, which may cause delay or disruptions in our business, including the processing of business formations or Employer Identification Numbers, or EIN, numbers;
•adverse global macroeconomic and market conditions, as well as economic conditions specifically affecting industries in which our customers operate; and
•general geopolitical events and conditions, both domestically and internationally (such as the conflict in Ukraine).
Fluctuations in our quarterly operating results and the price of our common stock may be particularly pronounced in the current global macroeconomic environment, including due to uncertainty caused by recessionary fears, inflation, rising interest rates and lingering effects of the COVID-19 pandemic and their respective impacts on consumer spending patterns, the success of existing small businesses and the formation of new small businesses. In addition, fluctuations in our quarterly operating results may cause those results to fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the price of our common stock to decline. Fluctuations in our results could also cause a number of other problems. For example, analysts or investors may change their models for valuing our common stock, we could experience short-term liquidity issues, our ability to retain or attract key personnel may diminish, and other unanticipated issues may arise.
Our quarterly operating results may vary in the future and that period-to-period comparisons of our operating results may not be meaningful. In addition, the seasonality of our business may change or become more pronounced over time, which could also cause our operating results to fluctuate. You should not rely on the results of any given quarter as an indication of future performance.
We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to maintain profitability
Since inception, we have incurred an accumulated deficit and may incur net losses in the foreseeable future. At December 31, 2022, we had an accumulated deficit of $891.9 million.

We will need to generate and sustain increased revenue levels in future periods in order to maintain or increase our level of profitability. We expect our cost of revenue and operating expenses to increase as we continue to invest in enhancing our customer experience and in new product development, including expert-assisted offerings for our tax and attorney-assisted legal offerings. Furthermore, as a public company, we are incurring legal, accounting and other expenses that we did not incur as a private company. If our revenue and gross profit do not grow at a greater rate than our operating expenses, we will not be able to maintain or increase profitability and our business may be harmed. We may incur significant losses in the future for a number of reasons, including due to, among other things, the other risks and uncertainties described herein. Even if we are profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to achieve sustained profitability would depress the value of our company and could impair our ability to raise capital, expand our business, diversify our product offerings, market our current and planned products, or continue our operations.
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
We intend to add new services and enhance our existing product and services, which will require us to devote significant resources before we know whether such products or services will be successful. We have in the past invested resources and introduced new services that have failed to produce the customer interest that we expected. We may fail to attract new customers or lose existing customers if current or future development efforts or services fail to meet customer expectations on a timely basis if at all. For example, in October 2020, we introduced LZ Tax, a LegalZoom fulfilled tax advisory and preparation service, and in 2022, we began our first cycle of preparing tax filings at scale. We could fail to attract or retain existing customers if the independent attorneys who participate in our legal services plan or the tax experts who complete the tax preparation services fail to provide accurate, high-quality services, customer care and customer experience. In addition, larger enterprises may demand more support services and features, which puts additional pressure on us to satisfy the increased support required for these customers. If we are unable to continue offering innovative solutions or if new or enhanced solutions fail to engage our customers, we may be unable to attract additional customers or retain our current customers, which may adversely affect our business, results of operations, financial condition or future prospects.
If we do not continue to innovate and provide a platform that is useful to our customers, we may not remain competitive, and our results of operations could suffer
Our success depends on continued innovation to provide features that make our platform useful for existing and prospective customers. We have invested and intend to continue to invest resources in technology and development in order to continue improving the simplicity and effectiveness of our platform, and there is no assurance that our past or future investments will provide us with the benefits we expect. In addition, we have and may continue to introduce significant changes to our product offerings, including the offering of free or even lower cost products, or changes to our platform or develop and introduce new and unproven services, including using technologies with which we have little or no prior development or operating experience.
We also offer many forms of documents on our platform, such as business formations and wills, which must comply with the latest local jurisdiction requirements. If there is a defect in any of our forms, or if we fail to timely update our forms to comply with new or modified jurisdiction requirements, this could result in negative consequences to our customers, legal liability, and harm our brand, which could adversely affect our business, results of operations, financial condition and future prospects.
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
The legal solutions market is highly competitive

We operate in a very competitive industry. We face intense competition from law firms and solo attorneys, online legal document services, legal plans, secretaries of state, tax preparation companies and other service providers. The online legal solutions market is evolving rapidly and is becoming increasingly competitive. Other companies that focus on the online legal document services market or business formations and law firms that may elect to pursue the online legal document services market, can and do directly compete with us. Law firms and solo attorneys, who provide in-person consultations and are able to provide direct legal advice that we generally cannot offer due to laws and regulations regarding the unauthorized practice of law, or UPL, compete with us offline and have developed and may continue to develop competing online legal services. We compete in the registered agent services business with several companies that target small businesses, and these competitors have extensive experience in this market. In addition, if U.S. state agencies increase their offerings of free and easy-to-use business formation services, such as LLC formations and other document filings, or filing portals to the public, it could have a significant adverse effect on our business, financial condition or results of operations. For example, certain U.S. states, including Nevada, California and Louisiana, offer online portals where consumers may file their articles of organization for free, other than filing fees. We also compete in the tax advisory and preparation services business with several companies. To the extent we are unable to compete, our business, results of operations, financial condition or future prospects may be harmed.
Any of our existing competitors, or other potential competitors that have not yet entered the market, may also develop innovative and cost-effective services, including automated corporate formation document processing, that target our existing and potential customers. We expect to face increasing competition from offline and online legal services providers in our market, and our failure to effectively compete with these providers could result in revenue reductions, reduced margins, or loss of market share, any of which could materially and adversely affect our business, results of operations, financial condition and future prospects.
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
In addition, our services, as well as those of our competitors, are regularly reviewed and commented upon by online and social media sources. Negative reviews, or reviews in which our competitors’ services are rated more highly than ours, irrespective of their accuracy, could negatively affect our brand and reputation. We have in the past received negative reviews wherein our customers expressed dissatisfaction with our services, including dissatisfaction with our customer support, our billing policies and the way our subscriptions operate, and we may receive similar reviews in the future. If we do not handle customer complaints effectively, our brand and reputation may suffer. We may lose our customers’ confidence, they may choose not to renew their subscriptions or purchase additional services from us, and we may fail to attract new customers. In addition, maintaining and enhancing our brand and reputation may require us to incur significant expenses and make substantial investments, which may not be successful. If we fail to successfully promote and maintain our brand and reputation, or if we incur excessive expenses in doing so, our business, results of operations, financial condition and future prospects may be adversely affected.
Furthermore, our brand and reputation are in part reliant on third-parties, including the independent attorneys and accountants who participate in our and our partners’ networks. The failure or perceived failure of these attorneys and accountants to satisfy customer expectations could negatively impact our brand and reputation.
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
We rely on both algorithmic and paid listing internet search results to drive customer traffic to our websites. Algorithmic listings are determined and displayed solely by a set of formulas designed by internet search engine companies. Paid listings can be purchased and then are displayed if particular words or terms are included in a customer’s internet search. Our ability to maintain or increase customer traffic to our websites from internet search engines is not entirely within our control. For example, internet search engines sometimes revise their algorithms to optimize their search result listings or maintain their internal standards and strategies, which could cause our websites to receive less favorable placement and reduce traffic to our websites. In addition, we bid for paid listings against our competitors and third-parties that may outbid us for preferred placement, which could adversely impact advertising efficiency and customer acquisition efforts. If competition for paid listings increases, we may be required to increase our marketing expenses or reduce the number or prominence of these paid listings. If we reduce our internet search engine advertising, the number of customers who visit our websites could decline significantly.

Additionally, changes in regulations or the business practices of third-parties could limit our ability and the ability of search engines and social media platforms, including but not limited to Google and Meta Platforms, to collect data from users and engage in targeted advertising, making them less effective in disseminating our advertisements to our target customers. The regulation of the use of cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such practices could adversely affect our business.
A reduction or loss of any of our advertising channels may adversely affect our ability to attract new customers, which could adversely affect our business, results of operations, financial condition and future prospects.
We depend on top talent, including our senior management team, to grow and operate our business, and if we are unable to hire, retain or motivate our employees, we may not be able to grow or operate effectively, which may adversely affect our business and future prospects
Our future success will depend upon our continued ability to identify, hire, develop, motivate and retain top talent. Competition for such talent is intense, particularly within the technology industry. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation and benefit packages before we can validate the productivity of those employees, a practice which may not be sustainable and, even if sustainable, can be costly. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications which may, among other things, impede our ability to execute our growth strategies or continue to operate our business in a satisfactory manner. In addition, our Remote-First work policy, which results in a predominantly remote workforce, has made it difficult to orient, train, develop, motivate, and engage with our employees and embed them into the LegalZoom culture. If we are not able to effectively attract or retain quality employees and manage our workforce, including, for example, if employee relations deteriorate or a portion of our employees were to become unionized, disruptions to the business will occur, our costs will increase, our ability to achieve our strategic objectives will be adversely impacted, our brand or reputation could suffer, and our business may be adversely affected. In addition, we have in the past, and may in the future, conduct reduction in workforce actions, which can lead to the elimination of roles causing unexpected adverse impacts on the growth and operation of our business.
In addition, if we cannot attract additional, qualified independent attorneys to participate in our legal plan network to service the needs of our legal plan subscribers, attorneys to support our attorney assisted legal offerings, and qualified certified public accountants, enrolled agents, and tax professionals to service the needs of our subscribers, or if these attorneys, accountants and tax professionals encounter regulatory issues that prevent them from being able to service the needs of our customers, we may not be able grow and maintain our legal plan subscription business, other assisted legal solutions or tax offerings effectively and our business, revenue, results of operations and future prospects may be adversely affected.
Our business and success depend in part on our strategic relationships with third-parties, including our partner ecosystem, and our business would be harmed if we fail to maintain or expand these relationships
We depend on, and anticipate we will continue to depend on, various third-party relationships to sustain and grow our business. For example, we partner with a variety of third-parties to provide business license services, website development, credit card and banking services, productivity tools and business insurance, among others. Our sales and our customers’ user experience are dependent on our ability to connect and integrate easily to such third-party solutions. We may fail to retain and expand relationships for many reasons, including third-parties’ failure to maintain, support, or secure their technology platforms in general, restrictions imposed by regulatory compliance, and our integrations in particular. Any such failure could harm our relationship with our customers, our reputation and brand, our business and results of operations, and our future prospects.
As we seek to add different types of partners to our partner ecosystem, it is uncertain whether these third-parties will be successful in building integrations, co-marketing our solutions to provide a significant volume and quality of lead referrals and orders, or continuing to work with us as their own products evolve. Identifying and negotiating new and expanded partner relationships requires significant resources and we cannot guarantee that the parties with which we have relationships can and will continue to devote the resources necessary to operate and expand our platform. In addition, integrating third-party technology can be complex, costly and time-consuming. Third-parties may be unwilling to build integrations, and we may be required to devote additional resources to develop integrations for business applications on our own. The contracts applicable to third-parties’ development tools may be unfavorable and add costs or risks to our business or may require us to push additional contract terms to our customers that affect our relationship with our customers. Third-parties we partner with, including providers of business applications with which we have integrations, may decide to compete with us or enter into arrangements with our competitors, resulting in such providers withdrawing support for our integrations. If we are unsuccessful in establishing or maintaining our relationships with third-parties, our ability to compete or our revenue, results of operations and future prospects may be adversely affected. Even if we are successful in establishing and maintaining these relationships with third-parties, we cannot ensure that these relationships will result in increased usage of our platform or increased revenue. In addition, any failure of our solutions to operate effectively with these business applications could reduce the demand for our solutions and harm to our business and we may also be held responsible for obligations that arise from the actions or omissions of third-parties. If we are unable to respond to these failures in a cost-effective manner, our solutions may become less marketable, less competitive or obsolete, and our results of operations may be negatively impacted.

If we are unable to effectively manage and minimize errors, failures, interruptions or delays caused by third-parties, or if our third-party service providers cease to do business with us, our ability to deliver services to our customers and our business, brand, reputation and results of operations may be adversely affected
We rely on third-parties to fulfill portions of the services we offer and to support our operations. For example, we rely on government agencies, including secretary of state offices, the U.S. Internal Revenue Service and the U.S. Patent and Trademark Office, to process business formation documents, tax filings and intellectual property applications. These agencies have in the past and may in the future be unable or refuse to process submissions in a timely manner, including as a result of any government shutdowns, slowdowns or staffing shortages. To the extent we are unable to process submissions or filings in a timely manner, our brand and reputation may be adversely affected, or customers may seek other avenues for their business formation, tax or intellectual property needs. We also utilize other third-parties in connection with the fulfillment and distribution of our services, including the independent attorneys in our legal plan network, as well as accountants and tax professionals through our subscription plans, and a third-party to support our registered agent subscription services. Our platform also interoperates with certain third-party sites. As a result, our results may be affected by the performance of those parties and the interoperability of our platform with other sites. If certain third-parties limit certain integration functionality, change their treatment of our services at any time, or experience quality issues, such as bugs and defects, our revenue, results of operations and future prospects may be adversely affected.
We also utilize various types of data, technology, intellectual property and services licensed or otherwise obtained from unaffiliated third-parties in order to provide certain elements of our solutions. We exercise limited control over these third-parties, which increases our vulnerability to problems with the services they provide for us and to security incidents or breaches affecting the data and information they hold or process on our behalf. Any errors or defects in any third-party data or other technology could result in errors in our solutions that could harm our business, damage our reputation and result in losses in revenue, and we could be required to undertake substantial additional research and expend significant development resources to fix any problems that arise. In addition, such licensed data, technology, intellectual property and services may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of these services on commercially reasonable terms, or at all, could result in delays in producing or delivering our solutions until equivalent data, technology, intellectual property or services are identified and integrated, which delays could harm our business. In this situation we would be required to either redesign our solutions to function with such equivalent data, technology, intellectual property or services available from other parties or to develop these components or services ourselves, which would result in increased costs and potential delays in service. Furthermore, we might be forced to limit the features available in our current or future solutions. If we fail to maintain or renegotiate any of these data, technology or intellectual property licenses or services, we could face significant delays and diversion of resources in attempting to develop similar or replacement technology, or to license and integrate a functional equivalent of the relevant data, technology, intellectual property or service. The occurrence of any of these events may have an adverse effect on our business, financial condition, results of operations and future prospects.
Our failure to successfully address the evolving market for transactions on mobile devices and to build mobile products could harm our business
The number of people who access our platform through mobile devices, including smartphones and handheld tablets or computers, has increased significantly in the past few years and is expected to continue to increase. If we are not able to provide customers with the experience, solutions and functionality they want on mobile devices, we may not be able to attract or retain customers or convert our website traffic into customers and our business may be harmed. In addition, we face different fraud risks and regulatory risks from transactions sent from mobile devices than we do from personal computers. If we are unable to effectively anticipate and manage these risks, our business, results of operations, financial condition and future prospects may be harmed.
We may acquire or invest in companies, which may divert our management’s attention and result in additional dilution to our stockholders
We have in the past acquired or invested in businesses, products or technologies that we believed could complement or expand our current platform, enhance our technical capabilities or otherwise offer growth opportunities. As part of our business strategy, we may in the future continue to seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our services, enhance our technical capabilities or otherwise offer growth opportunities. The risks we face in connection with such acquisitions or investments, whether or not they are consummated, include, but are not limited to:
•an acquisition may negatively affect our results of operations because it may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences, may expose us to claims and disputes by stockholders and third-parties, including intellectual property claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition;
•we may encounter difficulties or unforeseen expenditures in integrating the business, technologies, products, personnel or operations of any company that we acquire, particularly if key personnel of the acquired company decide not to work for us;

•we may not be able to realize anticipated synergies on a timely basis, if at all;
•an acquisition or investment may disrupt our ongoing business, divert resources, increase our expenses and distract our management;
•an acquisition or investment may result in a delay or reduction of customer purchases for both us and the company acquired due to customer uncertainty about continuity and effectiveness of service from either company;
•we may encounter challenges integrating the employees of the acquired company into our company culture;
•our use of cash to pay for acquisitions or other investments would limit other potential uses for our cash;
•if we incur debt to fund any acquisitions, such debt may subject us to material restrictions on our ability to conduct our business due to new financial maintenance and other covenants; and
•if we issue a significant amount of equity securities in connection with any future acquisitions, existing stockholders may be diluted and earnings per share may decrease.
We have in the past faced difficulties in connection with integrating some of our acquisitions and expect to face similar difficulties in the future. These difficulties can range from lost productivity to legal proceedings, and we cannot know in advance the extent of the issues that may be involved with a particular acquisition or investment. We may also decide to restructure, divest or sell businesses, products or technologies that we have acquired or invested in previously. The occurrence of any of the foregoing risks could have an adverse effect on our business, results of operations, financial condition and future prospects and could adversely affect the market price of our common stock.
If we are unable to sustain our revenue growth rate, we may not maintain profitability in the future
Our revenue growth rate may decline despite our increased revenue growth rate in certain recent periods, even if our revenue increases in the future to higher levels on an absolute basis. As we grow our business, our revenue growth rate may slow in future periods due to a number of reasons. Any success that we may experience in the future will depend in large part on our ability to, among other things:
•maintain and expand our customer base;
•increase revenue from existing customers through increased or broader use of our services; provide high-quality services to customers;
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
Our focus on the long-term best interests of our company and our consideration of our stakeholders, more broadly, including our stockholders, customers, employees, and other stakeholders that we may identify from time to time, may conflict with short- or medium-term financial interests and business performance, which may negatively impact the value of our common stock
We believe that focusing on the long-term best interests of our company and our consideration of our stakeholders more broadly, including our stockholders, customers, employees, partners, the communities in which we operate, and other stakeholders we may identify from time to time, is essential to the long-term success of our company and to long-term stockholder value. Therefore, we have made decisions, and may in the future make decisions, that we believe are in the long-term best interests of our company and our stockholders, even if such decisions may negatively impact the short- or medium-term performance of our business, results of operations, and financial condition or the short- or medium-term performance of our common stock. Our commitment to pursuing long-term value for our company and our stockholders, potentially at the expense of short- or medium-term performance, may materially adversely affect the trading price of our common stock, including by making owning our common stock less appealing to investors who are focused on returns over a shorter time horizon. Our decisions and actions in pursuit of long-term success and long-term stockholder value, which may include changes to our platform to enhance the experience of our customers, partners and the communities in which we operate, including by improving the trust and safety of our platform, enabling equitable access to legal and compliance services, investing in our relationships with our customers, partners, and employees, investing in and introducing new services, or changing our approach to working with local or national jurisdictions on laws and regulations governing our business, may not result in the long-term benefits that we expect, in which case our business, results of operations, and financial condition, as well as the trading price of our common stock, could be materially adversely affected.
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
We may not effectively ensure that online services and physical locations are protected from significant outages, denial or degradation of service attacks, natural disasters, including adverse weather conditions, and other disruptions, any of which could adversely affect our brand and reputation, business, results of operations, financial condition and future prospects
A key element of our business operations and continued growth is the ability of our customers to access our websites and mobile applications and our ability to fulfill orders placed through such platforms. Our systems may not be adequately designed with the necessary reliability to avoid performance delays, disruptions or outages that could be harmful to our business. We have experienced, and may in the future experience, website disruptions, outages and other performance problems due to a variety of factors, including infrastructure maintenance, human or software errors, ransomware attacks, capacity constraints, denial or degradation of service, fraud or security attacks. In some instances, the steps we have taken to try to prevent these attacks and disruptions and mitigate their potential impact on our systems and operations may be expensive and may not be successful in preventing system failures. In addition, dependence upon automated systems may further increase the risk that operational system flaws, employee error or tampering, or manipulation of those systems will result in defects or efforts that are difficult to detect. We may not be able to identify the cause or causes of any website or mobile application performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our website or mobile application performance, especially during peak usage times, if the number of online services we offer increases, our services become more complex, or our customer traffic grows. If our websites or mobile applications are unavailable when customers attempt to access them, our customers may seek other solutions to address their needs and may not return to our websites or mobile applications in the future. In addition, if our customers are unable to access the information they store on our platform for even limited periods of time, data protection laws may require us to notify regulators and affected individuals, which may increase the likelihood of regulatory investigations into our data protection practices. Any failure to maintain performance, reliability, security or availability of our legal document services and online technology platform to the satisfaction of our customers may harm our brand and reputation, as well as our ability to retain existing customers and attract new customers, which could adversely affect our business, results of operations, financial condition and future prospects. In addition, to the extent that we do not effectively address future capacity constraints, upgrade and protect our systems, and continually develop our online legal platform to accommodate actual and anticipated technology changes, our brand and reputation, business, results of operations, financial condition and future prospects could be adversely affected.
Our operations and online services also rely on the continued functioning and accessibility of certain physical locations, including product fulfillment locations and data centers operated by LegalZoom or our service providers. These physical locations are vulnerable to damage or interruption from natural disasters, adverse weather conditions, power losses, telecommunication failures, terrorist attacks, human errors, break-ins and similar events. The occurrence of any of the foregoing events or other unanticipated problems at our facilities could result in lengthy interruptions in our services. We may not be able to efficiently relocate our fulfillment and delivery operations due to disruptions in service if one of these events occurs, and our insurance coverage may be insufficient to compensate us for such losses. Because the Los Angeles area, where our corporate and executive headquarters is located, is in an earthquake fault zone and because both the Los Angeles area and Austin, Texas, where our operational headquarters is currently located, are subject to the increased risk of wildfires, tornadoes and power outages, we are particularly sensitive to the risk of damage to, or total destruction of, our primary offices and two key fulfillment and delivery centers. Our insurance limits against any certain losses or expenses that may result from a disruption to our business due to earthquakes or wildfires may not be sufficient to cover all such losses or expenses, and the occurrence of either of these events could adversely affect our business, results of operations, financial condition and future prospects.
We may from time to time become involved in litigation, arbitration or government investigation matters that are expensive and time consuming and, if resolved adversely, could harm our brand and reputation, business, results of operations, financial condition or future prospects
We have been or could become involved in lawsuits and other actions brought by customers, purported competitors, regulators, and other parties alleging that we engage in the unauthorized practice of law, unfairly compete or otherwise violate the law. We could also be subject to claims, lawsuits, arbitrations, regulatory actions, or other legal proceedings involving a litany of issues, including patent, trademark, trade secret and other intellectual property matters, taxes, labor and employment, competition and antitrust, privacy, data use, data protection, data security, network security, consumer protection, unfair business practices, breach of contract and other matters. We anticipate that we will continue to be a target for such lawsuits in the future.
The plaintiffs in these actions generally seek monetary damages, penalties, and/or injunctive relief. We cannot predict the outcome of such proceedings or the amount of time and expense that will be required to resolve such proceedings. If such claims are made against us, there can be no assurances that favorable final outcomes will be obtained; if such claims were to be determined adversely to our interests, or if we were forced to settle such matters for a significant amount, such resolutions or settlements may result in changes to or discontinuance of some of our services, potential liabilities or additional costs. Defending these claims is also costly and can impose a significant burden on management and employees, and we may receive unfavorable preliminary or interim rulings in the course of litigation. Any litigation to which we are currently or may in the future be a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal, or we may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial monetary damages or fines, injunctive relief, adverse effects on the market price of our common stock or changes to our products or business practices, and accordingly, our brand and reputation, business, results of operations, financial condition or future prospects could be materially and adversely affected.
We also may encounter future claims. For example, our U.K. subsidiary previously operated as an alternative business structure, or ABS, which allows corporate entities to become licensed providers of reserved legal activities in that jurisdiction. Similarly, our U.S. subsidiary, LZ Legal Services, LLC, was licensed in September 2021 as an Arizona ABS and became operational in July 2022. As a result, these subsidiaries may be susceptible to potential claims from clients, such as breach of contract, product liability, negligence or other claims. Any such claims could result in reputational damage or an adverse effect on our results of operations. The professional liability insurance held by these subsidiaries and limiting their respective liability in accordance with engagement letters with clients may not insure or protect against all potential claims or sufficiently indemnify us or either subsidiary for all liability that may be incurred. Any such liability, inclusive of the costs and expenses that may be incurred in defending any such claims, that exceeds the insurance coverage could have a material adverse effect on our business, results of operations, financial condition, or future prospects.
We are subject to risks related to accepting credit and debit card payments that may harm our business or expose us to additional costs and liabilities
We accept payments from our customers primarily through credit and debit card transactions. Our customers generally pay for transactions in advance by credit or debit card except for certain services provided under installment plans where we allow customers to pay for their order in two or three equal payments. Acceptance and processing of credit and debit cards requires that we pay interchange and other fees. In addition, we rely on third-parties to provide payment processing services, including the processing of our credit and debit card transactions, and to provide payment collection services. To the extent there are increases in payment processing fees, material changes in the payment ecosystem, such as large re-issuances of payment cards, delays in receiving payments from payment processors, loss of payment partners and/or disruptions or failures in our payment processing systems, including products we use to update payment information, our revenue, operating expenses and results of operation could be adversely impacted. For example, if our processing vendors have problems with our billing software or the billing software malfunctions, we could lose customers who subscribe to our legal plans, registered agent services and other subscription services, which could decrease our revenue. In addition, if our billing software fails to work properly and, as a result, we do not automatically charge our subscribers’ credit cards on a timely basis or at all, our revenue could be adversely affected.
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
We track certain financial and operating metrics with internal systems and tools and do not independently verify such metrics. Certain of our financial and operating metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business
We track certain financial and operating metrics, including key business metrics such as number of transactions, number of subscription units and average revenue per customer, with internal company data, systems and tools that are not independently verified by any third-party. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. If the internal systems and tools we use to track these metrics undercount or over count performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our services are used across large populations globally. For example, there are customers who have multiple subscriptions, which we treat as multiple subscription units for purposes of calculating our subscription units.
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
The restatement of our prior quarterly financial statements may affect investor confidence and raise reputational issues and may subject us to additional risks and uncertainties, including increased professional costs and the increased possibility of legal proceedings and regulatory inquiries
As discussed in the Explanatory Note preceding Part I, Item I above and in Note 24 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we determined to restate our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2022, three and six months ended June 30, 2022 and three and nine months ended September 30, 2022 after we identified an error within our income tax provision relating to the identification of named executive officers subject to limitation on the deductibility of executive compensation under Internal Revenue Code Section 162(m). As a result of this error and the resulting restatement of our unaudited condensed consolidated financial statements for the impacted periods, we have incurred, and may continue to incur, unanticipated costs for accounting and legal fees in connection with or related to the restatement, and have become subject to a number of additional risks and uncertainties, including the increased possibility of litigation and regulatory inquiries. Any of the foregoing may affect investor confidence in the accuracy of our financial disclosures and may raise reputational risks for our business, both of which could harm our business and financial results.
We have identified material weaknesses in our internal control over financial reporting and, if we fail to remediate these material weaknesses, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence and the price of our common stock
As disclosed in Part II, Item 9A, “Controls and Procedures” in this Annual Report on Form 10-K, we identified the following material weaknesses as of December 31, 2022:
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

•We did not design and maintain effective controls over our financial statement close process. Specifically, we did not design and maintain effective controls over the income tax provision and certain account analyses and account reconciliations.
The material weakness related to the income tax provision resulted in the restatement of our unaudited condensed consolidated financial statements for the quarters and year-to-date periods ended March 31, 2022, June 30, 2022 and September 30, 2022. The material weaknesses related to the control environment, the initial application of complex accounting standards and accounting of non-routine, unusual or complex events or transactions and certain account reconciliations and certain account analyses resulted in adjustments to our 2018 financial statements primarily related to debt extinguishment costs, goodwill, revenue, accounts receivable, foreign exchange expense and deferred revenue. Additionally, these material weaknesses could result in a misstatement of any account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
As a result of the foregoing material weaknesses, management concluded that our internal control over financial reporting was not effective as of December 31, 2022. We have designed and implemented a plan to remediate the material weaknesses identified. See Part II, Item 9A, “Controls and Procedures” in this Annual Report on Form 10-K for additional information regarding our remediation plan. We cannot assure you that these measures will significantly improve or remediate the material weaknesses described above on a timely basis, if at all. The implementation of these remediation measures will require validation and testing of the design and operating effectiveness of internal control over a sustained period of financial reporting cycles. If the steps we have taken do not remediate the material weaknesses in a timely manner, there could continue to be a reasonable possibility that these control deficiencies or others would result in an additional material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis. If this occurs, it could adversely impact the accuracy and timing of our financial reporting and our stock price which, in turn, could jeopardize our ability to comply with our reporting obligations, limit our ability to access the capital markets and adversely impact our stock price. In addition, investors’ perceptions that our internal control over financial reporting is inadequate or that we are unable to produce accurate financial statements on a timely basis may make it more difficult for us to effectively market and sell our services to new and existing customers.
If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may decline
We are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Beginning with this Annual Report on Form 10-K, we are required to furnish a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404 and our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting.
Compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 is costly and challenging. Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management efforts. We have hired and may need to continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to maintain effective internal control over financial reporting.
During the evaluation and testing process of our internal control over financial reporting, we identified material weaknesses in our internal control over financial reporting and, as a result, we are unable to assert that our internal control over financial reporting is effective as of December 31, 2022. We cannot assure you that there will not be additional material weaknesses in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. As a result of our material weaknesses in internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be negatively affected, and we could be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which would also require additional financial and management resources. Failure to remedy the material weaknesses in our internal control over financial reporting on a timely basis, if at all, or to implement or maintain other effective control systems required of public companies could also restrict our future access to the capital markets.
The agreement governing our 2021 Revolving Facility requires us to meet certain operating and financial covenants and places restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business
The revolving facility that we entered into in July 2021, or the 2021 Revolving Facility, contains affirmative and negative covenants, indemnification provisions and events of default. The affirmative covenants include, among others, administrative, reporting and legal covenants, in each case subject to certain exceptions. The negative covenants include, among others, limitations on our and certain of our subsidiaries’ abilities to carry out the following, in each case subject to certain exceptions:

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
The 2021 Revolving Facility also contains a financial covenant that requires us to maintain a total net first lien leverage ratio of 4.50:1.00 on the last day of any fiscal quarter during which our 2021 Revolving Facility usage exceeds 35% of the 2021 Revolving Facility capacity. As a result of the restrictions described above, we will be limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders or amend the covenants.
Our ability to comply with the covenants and restrictions contained in the 2021 Revolving Facility may be affected by economic, financial and industry conditions beyond our control. The restrictions in the 2021 Revolving Facility may prevent us from taking actions that we believe would be in the best interests of our business and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. Our failure to comply with the restrictive covenants and other terms of our indebtedness could result in an event of default, which, if not cured or waived, could result in the lenders declaring all obligations, together with accrued and unpaid interest, immediately due and payable and take control of the collateral, potentially requiring us to renegotiate the 2021 Revolving Facility on terms less favorable to us and could also trigger cross-default provisions in other contracts, potentially resulting in serious consequences to our business, results of operations, financial condition and future prospects, including bankruptcy or insolvency. Even if the 2021 Revolving Facility is terminated, any additional debt that we incur in the future could subject us to similar or additional covenants.
In addition, the 2021 Revolving Facility also permits borrowings denominated in Euros, British pound sterling and other alternative currencies that may be approved by the administrative agent and revolving lenders. Such non-U.S. dollar-denominated debt may not necessarily correspond to the cash flow we generate in such currencies.
When the London Interbank Offered Rate, or LIBOR is discontinued, borrowing costs under the 2021 Revolving Facility or agreements governing any of our future indebtedness will be calculated using another reference rate, which may cause substantial uncertainty as to the effect of such replacement on our borrowing costs
On March 5, 2021, the ICE Benchmark Administration, or IBA, the administrator of the London Interbank Offered Rate, or LIBOR, the U.K. Financial Conduct Authority, or FCA, the regulatory supervisor of the IBA, announced in public statements, or Announcements, that the final publication or representativeness date for one-week and two-month USD LIBOR would be December 31, 2021 and all other USD LIBOR tenors (overnight, one-month, three-month, nine-month and 12-month) will be June 30, 2023. As a result, USD LIBOR will not be available for use in agreement and other instruments after the relevant cessation date and may ultimately cease to be utilized in advance of such relevant cessation date. In April 2018, the Federal Reserve Bank of New York commenced publishing the Secured Overnight Financing Rate, or SOFR, an alternative reference rate to USD LIBOR. USD LIBOR is used as a benchmark reference throughout the 2021 Revolving Facility. While the 2021 Revolving Facility provides fallback language in the event USD LIBOR ceases to be published, including the possibility of designation of a replacement rate by the administrative agent under the 2021 Revolving Facility, there is uncertainty as to the effect of such replacement on our borrowing costs. If future rates based upon SOFR are higher or more volatile than USD LIBOR rates as currently determined or if our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on any variable rate debt, which could adversely impact our interest expense, results of operations and cash flows. In addition, we will need to renegotiate the 2021 Revolving Facility in order to replace USD LIBOR with SOFR. As such, the full effect of any such event on our borrowing costs or the effectiveness of certain related transactions such as hedges cannot yet be determined.
We are subject to fluctuations in interest rates
Any borrowings under the 2021 Revolving Facility will be subject to variable rates of interest and expose us to interest rate risk. Sharp changes in interest rates, such as the current rising interest rate environment, including the U.S. Federal Reserve’s recent increases in interest rates, could adversely affect us if amounts are outstanding under the 2021 Revolving Facility. In the future, we may enter into contractual arrangements designed to hedge our exposure to changes in interest rates. If we enter into derivative financial instruments to mitigate interest rate risk in the future, we may not maintain interest rate swaps, caps or other applicable financial instruments with respect to all of our indebtedness, and any financial instrument we enter into may not fully mitigate our interest rate risk, may prove disadvantageous or may create additional risks. If these hedging arrangements are unsuccessful, we may experience an adverse effect on our business, results of operations, financial condition and future prospects.
Changes in tax laws or tax rulings could affect our financial condition, results of operations, and cash flows
The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations or rulings, or changes in interpretations of existing laws and regulations, could affect our financial condition, results of operations and cash flows. For example, the 2017 Tax Cuts and Jobs Act, or Tax Act, made broad and complex changes to the U.S. tax code, including changes to U.S. federal tax rates, additional limitations on the deductibility of interest, both positive and negative changes to the utilization of net operating loss, or NOL carryforwards, allowing for the expensing of certain capital expenditures, and putting into effect the migration from a “worldwide” system of taxation to a largely territorial system. Under the Tax Cuts and Jobs Act of 2017, research and development costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective January 1, 2022. The mandatory capitalization requirement could have an impact on our deferred tax assets and cash tax liabilities.
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
In addition, the Inflation Reduction Act of 2022, enacted in August 2022, imposes a 1% excise tax on net repurchases of shares by domestic corporations whose stock is traded on an established securities market. The excise tax will be imposed on repurchases that occur after December 31, 2022. The imposition of the excise tax on repurchases of our shares will increase the cost to us of making repurchases and could cause management to reduce the number of shares repurchased pursuant to our stock repurchase program.
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
At December 31, 2022, we had federal NOL carryforwards of $16.8 million, which will begin to expire in 2032. At December 31, 2022, we had state NOL carryforwards of $59.9 million, which will begin to expire in 2027 and we had foreign NOL carryforwards of $33.6 million, which can be carried forward indefinitely and are not subject to expiration.
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
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations
New income, sales, use, or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified, or applied adversely to us. For example, the Tax Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. Changes in our business operations, acquisitions, investments, new geographies and intercompany transactions may affect our tax expense and liabilities as well as the realization of net deferred tax assets. All of the items above as well as future reform legislation could potentially have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.
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
The scope of these laws and regulations are often vague and broad, and their applications and interpretations are often uncertain and conflicting. Compliance with these disparate laws and regulations requires us to structure our business and services differently in certain jurisdictions. Additionally, these laws and regulations are evolving, and changes in such laws could require us to significantly change the ways we structure our business and services. These laws and regulations could also make it more difficult for us to convert our transactional customers to subscribers or attract new subscribers to grow our subscription services. We dedicate significant management time and expense to dealing with these issues and expect that these issues will continue to be a significant focus as we expand into other services and jurisdictions.
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
Our Arizona subsidiary, which is licensed as an ABS, may not insulate us from claims of the unauthorized practice of law and is subject to restrictions under Arizona Code of Judicial Administration
Arizona currently permits non-lawyers to co-own law firms and other legal service operations. In September 2021, we applied for and received our license to operate our Arizona ABS, which employs and contracts with licensed attorneys to provide limited scope legal services to U.S.-based consumers who purchase such services on our websites. Our U.S. subsidiary, LZ Legal Services, LLC, which holds the license to operate the Arizona ABS, may be susceptible to potential claims from clients, such as breach of contract, product liability, negligence or other claims. Any such claims could result in reputational damage or an adverse effect on our results of operations. In addition, this structure is generally untested in U.S. courts and we cannot assure you that it will insulate us from claims of CPL or UPL. The professional liability insurance held by our U.S. subsidiary and limiting its liability in accordance with its engagement letters with clients, may not insure or protect against all potential claims or sufficiently indemnify us or our U.S. subsidiary for all liability that may be incurred. Any such liability, inclusive of the costs and expenses that may be incurred in defending any such claims, that exceeds the insurance coverage could have a material adverse effect on our business, results of operations, financial condition, or future prospects.
In addition, under Section 7-209 of the Arizona Code of Judicial Administration, or ACJA, there are restrictions on the holding of an interest of 10% or more in the issued share capital of a licensed ABS or the parent company of such licensed ABS. As our wholly owned Arizona subsidiary is a licensed ABS for the purposes of the ACJA, these restrictions apply to any holder(s) of 10% or more of our common stock. Each “authorized person”, as defined in ACJA 702-9, including the members of our Board could be required to file an ABS Authorized Person application with the Arizona Supreme Court when determined to be seeking a restricted interest. The Arizona Supreme Court may attach conditions to any authorization granted in respect to holding of a restricted interest.
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
If the independent professionals who participate in our or our partners' networks, or otherwise work with LegalZoom as a consultant or contractor, are characterized as employees, we would be subject to employment and withholding liabilities and regulatory risks
We structure our relationships with the independent attorneys and independent accountants who participate in our and our partners' networks in a manner that we believe results in an independent contractor relationship, not an employee relationship. On the other hand, some of our LZ Tax offerings as well as our intellectual property offerings are fulfilled by our or subsidiary’s own employee accountants, tax professionals, lawyers and fulfillment staff. We also use contractors, temporary employees and/or consultants as part of our operations. An independent contractor is generally distinguished from an employee by his or her degree of autonomy and independence in providing services. A high degree of autonomy and independence is generally indicative of a contractor relationship, while a high degree of control is generally indicative of an employment relationship. Tax or other regulatory authorities may in the future challenge our characterization of the independent attorneys who participate in our and our partners' networks of these relationships, or the other contractors and consultants used by us. If such regulatory authorities or state, federal or foreign courts were to determine that these attorneys, accountants or other contractors and consultants are employees, and not independent contractors, we would be required to withhold income taxes, to withhold and pay social security, Medicare and similar taxes, to pay unemployment and other related payroll taxes and could face allegations of UPL or CPL. We would also be liable for unpaid past taxes and subject to penalties. As a result, any determination that these individuals are our employees could have a material adverse effect on our business, results of operations, financial condition and future prospects. It is also possible that we could face claims of joint employment from the independent professionals who participate in our partner networks or from individuals working as a consultant, temporary employee, or contractor, if they were to pursue employment claims against LegalZoom. If a joint employment relationship is found to exist, joint liability for any successful claims would also likely exist.
Compliance with U.S. and global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and store data, and the failure to comply with such requirements could subject us to significant fines and penalties, which could adversely affect our business, financial condition and reputation
In the ordinary course of business, we collect and process information supplied by our customers, which may include personal information and other data. As a result, aspects of our business are subject to laws, rules and regulations in the U.S. and in other countries relating to privacy and the collection, use and security of personal information, including but not limited to the General Data Protection Regulation, or GDPR, the California Consumer Privacy Act of 2018, or CCPA, and the California Privacy Rights Act, or CRPA. We are also subject to the terms of our privacy policies and obligations to third-parties related to privacy, data protection and information security. Any actual or perceived failure by us or third-parties working on our behalf to comply with applicable privacy and data security laws, rules and regulations, including the GDPR and the CCPA/CPRA or related contractual or other obligations, or any perceived privacy rights violation, could lead to investigations, claims, and proceedings by governmental entities and private parties, damages for contract breach, additional reporting obligations and other significant costs, penalties, and other liabilities, as well as harm to our reputation and market position. In addition, the global regulatory framework for privacy and data security issues is rapidly evolving and privacy and data security laws have been and may in the future be enacted by other U.S. states and countries in which we do business. As a result, interpretation of applicable privacy and data security laws, rules and regulations is ongoing, may not be fully determined at this time and may conflict across jurisdictions. In our efforts to meet the various data privacy regulations that apply to us, we have made and continue to make certain operational changes to our products and business practices. Preparing for and complying with these laws, rules and regulations requires significant time and resources and may necessitate further changes to our information technologies, systems, and practices and to those of our customers, and of any third-parties that process personal data on our behalf. In addition, these obligations may require us to change our business model.
In addition, a growing number of legislative and regulatory bodies have adopted consumer notification and other requirements in the event that consumer information is accessed by unauthorized persons, and additional regulations regarding the use, access, accuracy, and security of such data are possible. In the U.S., state laws provide for disparate notification regimes. If our practices are deemed to be an invasion of privacy, whether or not consistent with current or future regulations and industry practices, we may be subject to public criticism, private class actions, reputational harm, or claims by regulators, which could disrupt our business and expose us to increased liability. Our failure to comply with these laws, or any future laws or regulations of a similar nature, could result in substantial regulatory penalties, litigation expense, and loss of revenue.
Further, certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which may make it more difficult for us to transfer personal data across jurisdictions (such as transferring or receiving personal data that originates in the EU or in other foreign jurisdictions). Existing mechanisms that facilitate cross-border personal data transfers may change or be invalidated. For example, the GDPR generally prohibits the transfer of personal information to countries outside of the European Economic Area that the European Commission does not consider to provide an adequate level of privacy and data security, such as the U.S., absent appropriate safeguards. In addition, certain countries outside Europe have also passed or are considering laws requiring local data residency or otherwise impeding the transfer of personal data across borders, any of which could increase the cost and complexity of doing business. If we cannot implement a valid compliance mechanism for cross-border data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing personal data from Europe or other foreign jurisdictions. The inability to import personal data to the U.S. could significantly and negatively impact our business operations, limit our ability to collaborate with parties that are subject to cross-border data transfer or localization laws, or require us to increase our data processing capabilities and infrastructure in foreign jurisdictions at significant expense.
Breaches and other types of security incidents of our networks or systems, or those of our third-party service providers, could negatively impact our ability to conduct our business, our brand and reputation, our ability to retain existing customers and attract new customers, and may cause us to incur significant liabilities and adversely affect our business, results of operations, financial condition and future prospects
We collect, use, store, transmit and process data and information about our customers, employees and others, some of which may be sensitive, personal or confidential. Any actual or perceived breach of our security measures or those of our third-party service providers could adversely affect our business, operations and future prospects. A third-party that is able to circumvent our security measures or those of our third-party service providers may access, misappropriate, delete, alter, publish or modify this information, which could cause interruptions in our business and operations, fraud or loss to third-parties, regulatory enforcement actions, litigation, indemnity obligations and other possible liabilities, as well as negative publicity. Widespread negative publicity may also result from real, threatened or perceived security compromises affecting our industry, competitors and customers. Concerns regarding data privacy and security could cause some of our customers to stop using our services and fail to renew their subscriptions. This discontinuance in use and failure to renew could harm our business, results of operations, financial condition and future prospects.
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
We may expend significant resources or modify our business activities to try to protect against security breaches. In addition, certain data privacy and security obligations have required and may in the future require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information, including contractually. We cannot guarantee that our security measures to protect customer information and prevent data loss and other security breaches will be sufficient to protect against unauthorized access to, or other compromise of, personal information confidential or proprietary information. The techniques used to sabotage or to obtain unauthorized access to our platform, systems, networks and/or physical facilities in which data is stored or through which data is transmitted change frequently, and we have not always been able in the past and may be unable in the future to anticipate such techniques or implement adequate preventative measures or stop security breaches that may arise from such techniques. As a result, our safeguards and preventive measures may not be adequate to prevent past, current or future cyberattacks and security breaches, including security breaches that may remain undetected for extended periods of time, which can substantially increase the potential for a material adverse impact resulting from the breach. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.
Like many companies, we rely on third-party service providers to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, employee email, and other functions. We may share or receive sensitive information with or from third-parties. Our ability to monitor these third-parties’ information security practices is limited, and these third-parties may not have adequate information security measures in place.
If we, or third-parties upon which we rely, experience or are perceived to have experienced (in the past or future) a security breach, we may experience adverse consequences. Applicable data privacy and security obligations may require us to notify relevant stakeholders, which may include affected individuals, regulatory authorities, or customers of security breaches. We operate in an industry that is prone to cyberattacks. We have experienced security breaches for which we were legally required to notify individuals, customers, regulators, the media and others. Data breach notification disclosures are costly, and could lead adverse consequences. In addition, the costs to respond to a cybersecurity event or to mitigate any security vulnerabilities that may be identified could be significant, including costs for remediating the effects of such an event, paying a ransom, restoring data from backups and conducting data analysis to determine what data may have been affected by the breach. In addition, our efforts to contain or remediate a security breach or any vulnerability exploited to cause a breach may be unsuccessful, and efforts and any related failures to contain or remediate them could result in interruptions, delays, loss in customer trust, harm to our reputation and increases to our insurance coverage.
Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations, including under the recently expanded private right of action in the CPRA. We may not have adequate insurance coverage for security incidents or breaches, including fines, judgments, settlements, penalties, costs, attorney fees and other impacts that arise out of such breaches. We cannot assure you that our cyber liability insurance coverage will be adequate to cover liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. Our risks are likely to increase as we continue to expand, grow our customer base, and process, increasingly large amounts of sensitive information.
Increasing and changing government regulation of our business may harm our operating results
We are subject to federal, state, local and international laws and regulations that affect our and our customers' activities, including, without limitation, labor, advertising and marketing, tax, financial services, electronic funds transfer, consumer protection, real estate, e-commerce, promotions, intellectual property ownership and infringement, import and export requirements, anti-bribery and anti- corruption, insurance, foreign exchange controls and cash repatriation restrictions, anti-competition, environmental, health and safety, and other regulated activities. There have been significant new regulations and heightened focus by the government on many of these areas. As we expand our products and services and evolve our business models, we may become subject to additional government regulation or increased regulatory scrutiny. Further, regulators (both in the U.S. and in other jurisdictions in which we operate) may adopt new laws or regulations, change existing regulations, or their interpretation of existing laws or regulations may differ from ours.
In addition, new legislation, regulation, public policy considerations, litigation by the government or private entities, changes to or new interpretations of existing laws may restrict the types of products and services that we can offer or the prices we can charge, or otherwise cause us to change the way we operate our businesses or offer our products and services. We may not be able to respond quickly to such regulatory, legislative and other developments, and these changes may in turn increase our cost of doing business and limit our revenue opportunities. In addition, if our practices are not consistent with new interpretations of existing laws, we may become subject to lawsuits, penalties, and other liabilities that did not previously apply.
Changes in state-imposed requirements by one or more of the states, including the required use of specific technologies or technology standards, may also significantly increase the costs of providing those services to our customers and may prevent us from delivering a quality product to our customers in a timely manner.
Risks Relating to Intellectual Property
Our use of open source software could negatively affect our proprietary technologies and our ability to offer and sell subscriptions to our products and could subject us to possible litigation
Certain of the technologies we currently use incorporate open source software, or OSS, and we expect to continue to utilize OSS in the future. OSS is licensed by its authors under a variety of license types. Some of these licenses (often called “hereditary” or “viral” licenses) contain requirements that could cause us to make available the source code of the modifications or derivative works that we create based upon the licensed OSS, and that we license such modifications or derivative works under the terms of a particular open source license granting third-parties certain rights of further use. By the terms of such open source licenses, we also could be required to release the source code of our proprietary (closed-source) software, and to make our proprietary software available under open source licenses, if we combine and/or distribute our proprietary software with such open source software in a manner that triggers the obligation of the license. We cannot be sure that all OSS and their associated licenses are reviewed prior to use in our proprietary software, that our programmers have not incorporated open source software into our proprietary software in a manner triggering such adverse licensing obligations, or that they will not do so in the future. Additionally, the terms of many open source licenses have not been interpreted by U.S. or other courts, and these licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our products. We may face claims from others claiming ownership of open source software or patents reading on that software, rights to our intellectual property or breach of open source license terms, including a demand for release of material portions of our source code or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation, which could be costly to defend, require us to purchase a costly license (such as a commercial version of an open source license), require us to establish additional specific open source compliance procedures or require us to devote additional research and development resources to remove open source elements from or otherwise change our solutions, any of which would have a negative effect on our business, results of operations, financial condition and future prospects. Any of the foregoing could disrupt and harm our business, results of operations, financial condition and future prospects.
If we are unable to adequately protect our intellectual property to prevent unauthorized use or appropriation, the value of our brand and other intangible assets, as well as our business, results of operations, financial condition and future prospects may be adversely affected
We rely and expect to continue to rely on confidentiality and license agreements with our employees, consultants and third-parties, and on trademark, copyright, trade secret and domain name protection laws, to protect our proprietary rights. Third-parties may knowingly or unknowingly infringe on or challenge our proprietary rights, and pending and future trademark or other intellectual property applications may not be approved. In addition, effective intellectual property protection may not be available in every country in which we operate or intend to operate our business. In these cases, we may expend significant time and expense to prevent infringement and enforce our rights. We cannot assure you that others will not offer services or concepts that are substantially similar to ours and compete with our business. If the protection of our proprietary rights is inadequate to prevent unauthorized use or appropriation, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our services, business practices or operations, which may have an adverse effect on our business, results of operations, financial condition and future prospects.
Risks Relating to Ownership of Our Common Stock
The market price of our common stock may be volatile or may decline regardless of our operating performance, resulting in substantial losses for our investors
The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
•other events or factors, including those resulting from war or incidents of terrorism, or responses to these events; and
•general macroeconomic, political, regulatory and market conditions, such as those related to recessionary fears, the current inflationary and rising interest rate environment and the COVID-19 pandemic.
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
A significant portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is performing well
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. The holders of approximately 134 million shares of our common stock, are entitled to rights pursuant to an investors’ rights agreement and related agreements, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If these holders of our common stock sell a large number of shares by exercising their registration rights, they could adversely affect the market price for our common stock. In addition, if we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired.
Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions
Based upon our shares of our common stock outstanding as of December 31, 2022, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 58% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees
Our amended and restated certificate of incorporation, provides that unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) and any appellate court thereof shall be the exclusive forum for certain claims or causes of actions under Delaware statutory or common law.
The provisions would not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, or the Exchange Act. Furthermore, Section 22 of the Securities Act of 1933, as amended, or the Securities Act, creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the U.S. will be the exclusive forum for resolving any complaint asserting a cause or causes of action arising under the Securities Act, including all causes of action asserted against any defendant to such complaint.
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
General Risk Factors
Our business is subject to risks arising from epidemic diseases or pandemics, such as the ongoing COVID-19 pandemic
The COVID-19 pandemic caused economic instability and uncertainty globally, which impacted and, in some cases continues to impact, consumer spending patterns, the success of small businesses and the formation of new small businesses. Since the onset of the pandemic, these factors contributed to variation in our operating results relative to historical and seasonal trends. For example, during its initial phase in the first quarter of 2020, the pandemic had a temporary negative impact on our business as demand for our products and services decreased with the onset of government shelter-in-place directives. By the second quarter of 2020, we began to experience tailwinds from the pandemic as individuals and small businesses turned to online services given the relative inaccessibility of offline alternatives as well as due to the availability of government stimulus checks. These tailwinds subsided in the back half of 2021 due to the easing of government stimulus supporting individuals and small businesses impacted by the pandemic.
In the future, direct and indirect impacts of the COVID-19 pandemic or any future public health pandemic or epidemic may cause significant reductions or volatility in demand for our services, as well as the temporary inability of customers to purchase our products due to illness, quarantine or financial hardship, shifts in demand away from one or more of our products, or decreased consumer confidence and spending, any of which may negatively impact our results, including as a result of an increased difficulty in planning for operations. The fluid nature of epidemic diseases or pandemics, including the COVID-19 pandemic, and uncertainties regarding the related economic impact may result in market turmoil, which could also have an adverse effect on our business, financial condition, results of operations and future prospects.
Item 1B. Unresolved Staff Comments
None
Item 2. Properties
Our corporate headquarters are located in Glendale, California, under a lease expiring in 2024. We currently own approximately 209,000 square feet of space in Austin, Texas, which is our operating headquarters. We previously announced our intention to sell our operating headquarters in Austin, Texas, which is discussed in more detail in Note 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We also lease office spaces in other locations throughout the U.S. and internationally. We believe that these facilities are sufficient for our current needs and that additional facilities will be available to accommodate the expansion of our business should they be needed.
Item 3. Legal Proceedings
We are a party to various currently pending legal proceedings and government inquiries, and we anticipate that legal proceedings, government investigations, government inquiries or claims could be brought against us in the future. For more information on our material pending legal proceedings and governmental inquiries, see Note 14 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
None.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on the Nasdaq Global Select Market under the symbol “LZ.”
Holders of Record
As of February 23, 2023, there were 154 holders of record of our common stock.
Dividend Policy
We have not paid any dividends on our common stock and do not intend to pay dividends in the foreseeable future.
Purchases of Equity Securities
On March 1, 2022, our board of directors authorized the repurchase of up to an aggregate of $150.0 million of our common stock, with no fixed expiration. Stock repurchases under this program may be made through any manner, including open market transactions, accelerated stock repurchase agreements, or privately negotiated transactions with third-parties, and in such amounts as management deems appropriate. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our shares of common stock under this authorization. This program does not obligate us to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the discretion of our board of directors.
Stock repurchase activity during the three months ended December 31, 2022 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be purchased Under the Plans
October 1, 2022 through October 31, 2022	1,204,387	$8.53	1,204,387	$75,700,215
November 1, 2022 through November 30, 2022	745,963	8.92	745,963	69,044,491
December 1, 2022 through December 31, 2022	1,641,767	8.63	1,641,767	$54,873,781
Total	3,592,117	$8.66	3,592,117

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
The following graph depicts the total cumulative stockholder return on our common stock from June 29, 2021, the first day of trading of our common stock on the Nasdaq Global Select Market, through December 31, 2022, relative to the cumulative total returns of the Nasdaq Composite Index and Nasdaq Internet Index. The graph assumes an initial investment of $100.00 at the close of trading on June 29, 2021 and the reinvestment of all dividends. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

	June 30, 2021	December 31, 2021	December 31, 2022
LegalZoom.com, Inc.	$100.00	$42.46	$20.45
Nasdaq Composite	$100.00	$108.20	$73.00
Nasdaq CTA Internet	$100.00	$84.20	$44.15
Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the "Risk Factors" section of this Annual Report on Form 10-K. See “Forward-Looking Statements” preceding Part I of this Annual Report on Form 10-K.
Overview
LegalZoom is a leading online platform for legal and compliance solutions in the United States, or U.S. Our core offerings include business formations, intellectual property and estate planning services, and we have recently expanded our platform to include professional expertise and other products, both legal and non-legal, to better meet the needs of small businesses. Our unique position at business inception allows us to become a trusted business advisor, supporting the evolving needs of a new business throughout its lifecycle. Along with formations, our services include ongoing compliance and tax advice and filings, virtual mailbox solutions, trademark filings, and estate plans. Additionally, we have unique insights into our customers and leverage our product as a channel to introduce small businesses to leading brands in our partner ecosystem, solving even more of their business needs. We operate across all 50 states and over 3,000 counties in the U.S. and have more than 20 years of experience navigating complex regulation and simplifying the legal and compliance process for our customers.
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
Our Business Model and Growth Strategy
Our business model is to acquire customers at the time of business formation and then continue to serve their legal, compliance and tax solutions needs over the life of their businesses with our mix of transaction, subscription, and partner offerings. Transaction products include legal documents, business filings, and related services for small business owners and their families, such as business formations, annual compliance filings, intellectual property, estate planning documents, forms, and agreements. Subscription products include compliance solutions and credentialed professional subscription services, including legal and tax advisory and preparation services as well as additional owned services such as virtual mail. We also introduce our customers to a variety of third-party partners, giving them access to critical services they need to start and run their businesses, such as business license services, credit card and banking services, website development, productivity tools, and business insurance, among others.
Our strategy is to scale our existing business and gain market share by investing in core products and sales and marketing; integrating our independent attorney network and tax professionals into our core product set; expanding our addressable market; and attracting additional customers and increasing conversion through the introduction of lower-priced products and services. We are innovating our product lineup to target more price-sensitive customer segments and have made certain of our business formation services available at a low cost or without charge in certain geographies on a test-basis. We expect this new lineup, with a free formation product as a foundational element, will be rolled out to 100% of traffic by the end of the first quarter. We expect to continue to test new products and price points going forward as we seek to optimize our product offerings across our lineup. We also aim to grow average revenue per subscription unit, or ARPU, and partnership revenue through building in-house adjacencies and expanding our partner ecosystem to provide new recurring revenue streams.
For additional information regarding our business and strategy, see Part I, Item 1, Business of this Annual Report on Form 10-K.

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
The below table sets forth the number of business formations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	(in thousands)
Number of business formations	474	483
We experienced a 2% decrease in business formation transactions during the year ended December 31, 2022 compared to the year ended December 31, 2021. While year-over-year growth in the number of business formations on our platform accelerated in the second half of 2022 due to higher volumes in our partner integration channel and further testing of our lower-priced business formation offerings, the decline for the full year was primarily due to a decline in overall U.S. business formations during this period based on a review of U.S. Census data revealing new applications for EINs. We expect the decline in overall U.S. business formations to continue in 2023.
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
The below table sets forth the number of transactions for the years ended December 31, 2022 and 2021 :

	Year Ended December 31,
	2022	2021
	(in thousands)
Number of transactions	929	977
We experienced a 5% decrease in the number of transactions during the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease in the number of transactions during the year ended December 31, 2022 resulted from a reduction in estate planning and other consumer transactions, lower volumes in our intellectual property business largely due to the discontinuation of our do-it-yourself trademark product in favor of our attorney-assisted solution and, to a lesser extent, the decrease in business formations during this same period.
Our estate planning and other consumer transactions declined as a percentage of total transactions in the year ended December 31, 2022. We expect the proportion of estate planning and other consumer transactions to continue to decrease over time as we focus more of our investment in small business formations. Over the long-term, we expect to continue to grow transactions; however, the growth may fluctuate period-over-period based on the variability of overall business formations and estate planning transactions.

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
The below table sets forth the average order value for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Average order value	$258	$264
Average order value decreased by 2% during the year ended December 31, 2022 compared to the year ended December 31, 2021. The reduction in average order value for the year ended December 31, 2022 was primarily driven by an increase in transactions from our wholesale-priced partner integration channel as a percentage of total transactions and testing of lower-priced business formation services partially offset by the timing of revenue recognition. Transactions offered through our partner integration channel are generally at lower price points than our other small business products and services. During the year ended December 31, 2022, we also made certain of our business formation services available at a low cost or without charge in certain geographies on a test-basis as we continued to innovate our product lineup to target more price-sensitive customer segments. Finally, we were more efficient in our fulfillment in the year ended December 31, 2022, resulting in additional recognized revenue during the period.
Growth in our average order value may fluctuate period-over-period based on the mix of business formations relative to estate planning and other consumer transactions, the timing of transaction revenue recognition, and our ability to introduce and sell new products. We expect average order value to decline year-over-year in 2023 as we introduce lower-priced products and services. We expect to continue to test new products and price points going forward as we optimize our product offerings across our lineup.
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
The below table sets forth the number of subscription units as of December 31, 2022 and 2021:

	As of December 31,
	2022	2021
	(in thousands)
Number of subscription units	1,441	1,329
We achieved 8% growth in our number of subscription units from December 31, 2021 to December 31, 2022, reflecting strong growth in subscriptions acquired through our partner integration channel, our registered agent, compliance, and tax products, as well as from our purchase of Earth Class Mail during the fourth quarter of 2021. We aim to continue to grow subscription units by increasing the proportion of our small business customers that purchase a subscription service at the time of their initial formation purchase and by improving retention rates.
Average revenue per subscription unit
We define average revenue per subscription unit, or ARPU as of a given date as subscription revenue for the last twelve-month period ended on such date, or LTM, divided by the average of the number of subscription units at the beginning and end of the LTM period. We consider ARPU to be an important metric because it helps to illustrate our ability to deepen our relationship with our existing customers as they purchase incremental and higher-value services.
The below table sets forth ARPU as of December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Average revenue per subscription unit	$258	$236
ARPU increased 9% as of December 31, 2022 as compared to December 31, 2021. The increase in ARPU primarily resulted from growth of our tax service, subscriptions acquired through our purchase of Earth Class Mail and growth of our registered agent and compliance products, which carry higher average price points than our other subscription products. ARPU also increased as a result of a price increase to our small business legal advisory plan that was implemented in the fourth quarter of 2021. These increases were partially offset by an increase in wholesale-priced subscriptions from our partner integration channel. We expect year-over-year ARPU growth to moderate in 2023 as we anniversaried the acquisition of Earth Class Mail in the fourth quarter of 2022.
Key Factors Affecting Our Performance
We believe that our future performance will depend on many factors, including the following:
•Our share of business formations. The majority of our transaction revenue is generated by providing formation services to guide our customers through the transition from being aspiring business owners to actually launching their entities. We offer entity formation services for LLCs, corporations and non-profits. In the years ended December 31, 2022 and 2021, business formations represented the largest share of our total transaction orders. In addition, business formations act as an entrance point for many customers to the LegalZoom ecosystem, where they then often purchase additional products and services. Our business depends on the continuation of new business formations in the U.S., which may be seasonal in nature and dependent on macroeconomic factors, and even more so, on our ability to increase our share of these formations.
•Product leadership. We have invested significantly and expect to continue to invest in our user experience, which we believe is critical to attracting and converting customers and improving retention. These investments consist mainly of creating educational content, improving our website and application user interface, and creating and offering additional products and services, including the growing use of experts in the customer journey. The performance of our product is important to attracting new customers to our platform, maintaining a healthy subscriber base and retaining our customers.
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
•Investment in tax offerings. Tax represents a natural adjacency in our mission to make legal and compliance services accessible to small businesses. To address the customer need, we launched our Tax advisory and preparation offering. We anticipate incurring additional costs related to our tax offerings as we continue to invest in these offerings throughout 2023. We believe that our tax offerings represent an attractive opportunity for incremental revenue growth.
•Talent acquisition and retention. We are focused on providing a quality employee experience as we believe the future success of our business is heavily dependent on our ability to attract and retain talented and highly productive employees. We compete for talent within the technology industry and believe that our strong brand recognition and greater company purpose are important, positive considerations in our ability to recruit talent. We also are scaling an in-house team of certified public accountants or CPAs, and enrolled agents that are critical to our tax offerings.
•Macroeconomic factors. Fluctuations in general macroeconomic, political, regulatory and market conditions, such as recessionary fears, the current inflationary environment, rising interest rates and lingering effects of the COVID-19 pandemic can adversely impact consumer spending patterns, the success of existing small businesses and the formation of new small businesses. For example, overall U.S. business formations declined in the year ended December 31, 2022 compared to 2021 based on a review of U.S. Census data and we expect the this decline to continue in 2023 due, in part, to the current challenging macroeconomic environment. While we believe that secular trends toward greater adoption of online services continue to exist, future negative or decelerating impact from sustained inflation, higher interest rates or other macroeconomic fluctuations remains uncertain.
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
Subscription revenue. Subscription revenue is generated primarily from subscriptions to our registered agent services, compliance packages, attorney advice, legal forms services, tax advisory and preparation services, and virtual mail services in addition to software-as-a-service, or SaaS, subscriptions in the U.K. In the fourth quarter of 2020, we commenced providing tax and payroll subscription services. We generally recognize revenue from our subscriptions ratably over the subscription term. Subscription terms generally range from thirty days to one year. Subscription revenue includes the transaction price allocated to bundled free trials for our subscription services and is net of promotional discounts, cancellations, sales allowances and credit reserves and payments to third-party service providers such as legal plan law firms and tax service providers.
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
Partner revenue. Partner revenue consists primarily of one-time or recurring fees earned from third-party providers from leads generated to such providers through our online legal platform. Revenue is recognized when the related performance-based criteria have been met. We assess whether performance criteria have been met on a cost-per-click or cost-per-action basis. We expect partner revenue will continue to decline in 2023 as we transition away from legacy partners that do not align with our new strategic direction and focus more on long-term opportunities to have strategic partnerships that build on recurring revenue models.
See the section titled “—Critical Accounting Estimates—Revenue Recognition” for a description of the accounting policies related to revenue recognition, including arrangements that contain multiple deliverables.
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

In the short term, we expect our gross profit to increase in absolute dollars but our gross margin to be impacted by our continued investment in scaling our tax business, which has lower gross margins than other products in our portfolio. However, we expect our gross margin to increase modestly over the longer term as we continue to focus on growing higher-margin subscription revenue and invest in fulfillment automation technologies. In addition, our gross margin could fluctuate from period to period due to fulfillment rates and seasonality.
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
We intend to continue to invest in sales and marketing to drive additional revenue, further penetrate our expanding addressable market, and build on our digital brand leadership and awareness. While we anticipate that sales and marketing expenses will continue to be our largest operating expense category for the foreseeable future, we expect marketing expenses to decline in the near-term as we pivot our media spend toward search engine marketing and other performance-based channels to provide additional flexibility given the uncertain macroeconomic environment.
Technology and development
Technology and development expenses consist primarily of personnel costs and related benefits, including stock-based compensation, expenses for outside consultants, an allocation of depreciation and amortization and allocated overhead. These expenses include costs incurred in the development and implementation of our products, websites, mobile applications, online legal platform, research and development and related infrastructure. Technology and development expenses are expensed as incurred, except to the extent that such costs are associated with internal-use software costs that qualify for capitalization.
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
Excluding stock-based compensation, we expect our general and administrative expenses to increase in absolute dollars for the foreseeable future due to additional costs associated with accounting, compliance, insurance and investor relations as we have recently become a public company. Over the next year, we will continue to incur stock-based compensation expense as a result of certain modifications to equity awards that occurred in connection with our IPO; however, we expect our general and administrative expenses to decrease as a percentage of our revenue over the longer term. Our general and administrative expenses may fluctuate as a percentage of our revenue from period-to-period due to seasonality and the timing and extent of these expenses.
Interest expense, net
Interest income (expense), net, consists primarily of interest income generated from our investment in money market fund offset by amortization of debt issuance costs related to our Amended and Restated Credit and Guaranty Agreement, or 2021 Revolving Facility. Prior year interest income (expense), net, consisted of interest expense on our prior credit facility, hedging instruments and amortization of debt issuance costs, which were extinguished after our IPO in July 2021.
We expect interest income (expense), net, to remain insignificant in the near term as we have no outstanding indebtedness. However, we would incur interest expense in the longer term should we draw down on our 2021 Revolving Facility or incur other indebtedness.

Income taxes
Our provision for income taxes consists of current and deferred federal, state and foreign income taxes.
At December 31, 2022, we had federal net operating loss, or NOL, carryforwards of $16.8 million, which will begin to expire in 2032. At December 31, 2022, we had state NOL carryforwards of $59.9 million, which will begin to expire in 2027 and we had foreign NOL carryforwards of $33.6 million, which can be carried forward indefinitely and are not subject to expiration. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change, by value, in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its post-change income or taxes may be limited.
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

	Year Ended December 31,
	2022	2021
	(in thousands)
Revenue	$619,979	$575,080
Cost of revenue(1)(2)	211,095	189,364
Gross profit	408,884	385,716
Operating expenses:
Sales and marketing(1)(2)	263,884	279,281
Technology and development(1)(2)	70,434	84,003
General and administrative(1)(2)	116,057	106,584
Impairment of long-lived and other assets	248	924
Total operating expenses	450,623	470,792
Loss from operations	(41,739)	(85,076)
Interest income (expense), net	1,543	(27,984)
Other (expense) income, net	(4,477)	1,193
Impairment of other equity security	(3,000)	—
Loss on debt extinguishment	—	(7,748)
Loss before income taxes	(47,673)	(119,615)
Provision for (benefit from) income taxes	1,060	(10,951)
Net loss	$(48,733)	$(108,664)
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Cost of revenue	$2,931	$1,733
Sales and marketing	10,144	15,746
Technology and development	16,574	38,796
General and administrative	50,820	56,557
Total stock-based compensation expense	$80,469	$112,832
Stock-based compensation expense decreased significantly for the year ended December 31, 2022 compared to the year ended December 31, 2021 due to the modification of certain equity awards in connection with our IPO. Refer to Note 16 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)Includes depreciation and amortization expense for our property and equipment, including capitalized internal-use software and intangible assets as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Cost of revenue	$8,581	$6,430
Sales and marketing	7,014	6,017
Technology and development	2,834	2,361
General and administrative	3,316	1,878
Total depreciation and amortization expense	$21,745	$16,686
Comparison of the Year Ended December 31, 2022 and 2021
Revenue

	Year Ended December 31,
	2022	2021	$ change	% change
	(in thousands, except percentages)
Revenue by type
Transaction	$239,799	$258,122	$(18,323)	(7%)
Subscription	358,023	288,941	69,082	24%
Partner	22,157	28,017	(5,860)	(21%)
Total revenue	$619,979	$575,080	$44,899	8%
The increase in total revenue was primarily driven by an increase in subscription revenue. Subscription revenue was 58% and 50% of total revenue for the year ended December 31, 2022 and 2021, respectively, and transaction revenue was 39% and 45% of total revenue for the year ended December 31, 2022 and 2021, respectively.
Subscription revenue for the year ended December 31, 2022 increased primarily due to a 15% increase in the average number of subscription units and a 9% improvement in ARPU compared to the year ended December 31, 2021. The increase in average subscription units was primarily driven by strong growth in subscriptions acquired through our partner integration channel, our registered agent, compliance, and tax products, as well as from our purchase of Earth Class Mail during the fourth quarter of 2021. The increase in ARPU was primarily due to a change in mix, as our tax services, subscriptions from Earth Class Mail, compliance and registered agent products, which carry higher average price points than our other subscription services, increased as a percentage of total subscription units. ARPU also increased as a result of a price increase to our small business legal advisory plan that was implemented in the fourth quarter of 2021. These increases were partially offset by an increase in wholesale-priced subscriptions from our partner integration channel.
Transaction revenue for the year ended December 31, 2022 decreased due to a 5% decrease in the number of transactions and a 2% reduction in average order value compared to the year ended December 31, 2021. The decrease in the number of transactions resulted from a reduction in estate planning and other consumer transactions, lower volumes in our intellectual property business largely due to the discontinuation of our do-it-yourself trademark product in favor of our attorney-assisted solution and, to a lesser extent, the decrease in business formations during this same period. The reduction in average order value for the year ended December 31, 2022 was primarily driven by an increase in transactions from our wholesale-priced partner integration channel as a percentage of total transactions and testing of lower-priced business formation services partially offset by the timing of revenue recognition.
Partner revenue for the year ended December 31, 2022 decreased due to lower formation volumes and our transition away from certain legacy partner relationships that no longer align with our strategic direction.

Cost of revenue

	Year Ended December 31,
	2022	2021	$ change	% change
	(in thousands, except percentages)
Cost of revenue	$211,095	$189,364	$21,731	11%
Cost of revenue for the year ended December 31, 2022 increased mainly due to higher fulfillment costs, partially offset by a reduction in filing fees and other variable costs related to the decline in transaction revenue. Fulfillment costs increased by $23.4 million compared to the year ended December 31, 2021, including an $8.3 million increase resulting from our acquisition of Earth Class Mail, an $8.0 million increase related to expanded headcount in our tax business for the 2022 tax filing season and to support future growth as well as a $5.1 million increase in our core business due to higher depreciation expense and investment in additional production capacity to enhance our customer experience.
Gross profit

	Year Ended December 31,
	2022	2021	$ change	% change
	(in thousands, except percentages)
Gross profit	$408,884	$385,716	$23,168	6%
The increase in gross profit was driven by a $44.9 million increase in revenue partially offset by a $21.7 million increase in cost of revenue.
Sales and marketing

	Year Ended December 31,
	2022	2021	$ change	% change
	(in thousands, except percentages)
Sales and marketing	$263,884	$279,281	$(15,397)	(6%)
Sales and marketing expenses for the year ended December 31, 2022 decreased primarily due to a $20.7 million reduction in customer acquisition marketing spend and a $5.6 million decrease in stock-based compensation, mainly in connection with award modifications from our IPO in July 2021, partially offset by a $6.4 million increase in payroll and related costs due to higher average headcount and a $3.8 million increase in media production and other non-programmatic spend. Customer acquisition marketing spend was $174.6 million and $195.4 million for the year ended December 31, 2022 and 2021, respectively, as we reduced our marketing spend in response to the year-over-year decline in overall U.S. business formations and the uncertain macroeconomic environment.

Technology and development

	Year Ended December 31,
	2022	2021	$ change	% change
	(in thousands, except percentages)
Technology and development	$70,434	$84,003	$(13,569)	(16%)
Technology and development expenses for the year ended December 31, 2022 decreased primarily due to a decrease in stock-based compensation of $22.2 million, mainly in connection with award modifications from our IPO in July 2021. This decrease was partially offset by a $3.8 million increase in professional services expense, including contingent staff costs related to our purchase of Earth Class Mail, an increase in other payroll and related benefits of $2.7 million resulting from higher headcount as we added staff to support our investment in new products and services, and a $1.6 million increase in software licensing costs.

General and administrative

	Year Ended December 31,
	2022	2021	$ change	% change
	(in thousands, except percentages)
General and administrative	$116,057	$106,584	$9,473	9%
General and administrative expenses for the year ended December 31, 2022 increased primarily due to a $9.0 million increase in payroll and related benefits, largely due to increased headcount, $1.4 million of additional insurance expense as a public company and a $1.9 million increase in restructuring costs, partially offset by a $5.7 million reduction in stock-based compensation, mainly in connection with award modifications from our IPO in July 2021 and a $1.2 million decrease in professional services expense.
Impairment of long-lived and other assets

	Year Ended December 31,
	2022	2021	$ change	% change
	(in thousands, except percentages)
Impairment of long-lived and other assets	$248	$924	$(676)	(73%)
In 2022, we recorded non-cash charges related to the impairment of certain customer relationship assets and in 2021 we recorded non-cash charges related to the impairment of internal-use software projects that were no longer aligned with our go-forward strategy.
Interest (income) expense, net

	Year Ended December 31,
	2022	2021	$ change	% change
	(in thousands, except percentages)
Interest (income) expense, net	$(1,543)	$27,984	$(29,527)	(106%)
The change in interest (income) expense, net, was primarily due to the repayment of the 2018 term loan in July 2021 in connection with our IPO.
Other (expense) income, net

	Year Ended December 31,
	2022	2021	$ change	% change
	(in thousands, except percentages)
Other (expense) income, net	$(4,477)	$1,193	$(5,670)	(475%)
The change in other (expense) income, net, between 2022 and 2021 was primarily due to changes in foreign currency movements related to our intercompany loans which were denominated in British Pound Sterling, or GBP.
Loss on debt extinguishment

	Year Ended December 31,
	2022	2021	$ change	% change
	(in thousands, except percentages)
Loss on debt extinguishment	$—	$7,748	$(7,748)	(100%)
Loss on debt extinguishment for the year ended December 31, 2021 of $7.7 million was due to the write down of unamortized debt issuance costs associated with the full repayment of our 2018 term loan in July 2021.

Impairment of other equity security

	Year Ended December 31,
	2022	2021	$ change	% change
	(in thousands, except percentages)
Impairment of other equity security	$(3,000)	$—	$(3,000)	100%
Impairment of other equity security for the year ended December 31, 2022 was due to the impairment of our investment in Mylo, LLC.
Provision for (benefit from) income taxes

	Year Ended December 31,
	2022	2021	$ change	% change
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$1,060	$(10,951)	$12,011	(110%)
Effective tax rate	(2%)	9%
The provision for income taxes for the year ended December 31, 2022 resulted from a $12.0 million unfavorable change in our income taxes as compared to the year ended December 31, 2021. The change was primarily due to changes in pre-tax book income, utilization of net operating losses and capitalization of research expenditures for the year ended December 31, 2022 compared to the year ended December 31, 2021.
Comparison of the Years Ended December 31, 2021 and 2020
For a discussion related to the results of operations and changes in financial condition for the year ended December 31, 2021 compared to the year ended December 31, 2020, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission, or SEC, on March 24, 2022.
Liquidity and Capital Resources
Overview
Since inception, we have funded our operations and capital expenditures primarily from public and private sales of equity securities, cash flows provided by operating activities and equity and debt financing arrangements, including the proceeds of our IPO. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes. At December 31, 2022, our principal sources of liquidity were cash and cash equivalents of $189.1 million, which consisted of cash on deposit with banks and a money market fund, of which approximately $1.1 million related to our foreign subsidiaries. Our cash and cash equivalents decreased by $50.2 million from December 31, 2021 to December 31, 2022, primarily from the stock repurchases during the period.
We currently anticipate that our available cash, cash equivalents and cash provided by operating activities will be sufficient to meet our operational cash needs for at least the next year. We have the ability to supplement our liquidity needs over the longer term with borrowings under our 2021 Revolving Facility. In addition, we previously announced our intention to sell our operating headquarters in Austin, Texas, which is discussed in more detail in Note 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
We have historically considered the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, and accordingly no taxes have been provided on such earnings. We continue to evaluate our plans for reinvestment or repatriation of unremitting foreign earnings and have not changed our previous indefinite reinvestment determination following the enactment of the 2017 Tax Cuts and Jobs Act. We have not repatriated funds to the U.S. to satisfy domestic liquidity needs, nor do we anticipate the need to do so. If we determine that all or a portion of our foreign earnings are no longer indefinitely reinvested, we may be subject to foreign withholding taxes and U.S. state income taxes.
Furthermore, our board of directors has authorized our management to repurchase up to $150.0 million of shares of our common stock from time to time. As of the date of this filing, we have repurchased $95.1 million of our common stock under our stock repurchase program. For additional information regarding our stock repurchase program, refer to Note 15 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Borrowings
2021 Revolving Facility

On July 2, 2021, we entered into our 2021 Revolving Facility with JPMorgan Chase Bank, N.A., as the administrative agent. This agreement amends and restates our first lien credit and guarantee agreement with JPMorgan Chase Bank, N.A, or 2018 Credit Facility, and permits revolving borrowings of up to $150.0 million. The 2021 Revolving Facility provides for the issuance of up to $20.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, in an amount of up to $10.0 million. We have no amounts outstanding and $150.0 million available for use under our 2021 Revolving Facility.
Subject to the satisfaction of certain criteria, we will be able to increase the facility by an amount equal to the sum of (i) the greater of $90.0 million and 75% of consolidated last year cash earnings before interest expense, tax, depreciation and amortization, or Cash EBITDA, which is defined in the 2018 Credit Facility, or LTM Cash EBITDA, plus (ii) unused amounts under the general debt basket (i.e., an amount equal to the greater of $50.0 million and an equivalent percentage of consolidated LTM Cash EBITDA), plus (iii) an unlimited amount so long as the borrower is in pro forma compliance with the Financial Covenant (as defined below), in each case, with the consent of the lenders participating in the increase.
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
Obligations under the 2021 Revolving Facility are guaranteed by our existing and future direct and indirect material wholly-owned domestic subsidiaries, subject to certain exceptions. The 2021 Revolving Facility is secured by a first-priority security interest in substantially all of our assets, subject to certain exceptions.
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
Cash flows
The following table sets forth a summary of our cash flows for the periods indicated:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$73,837	$54,152
Net cash used in investing activities	(30,622)	(77,673)
Net cash (used in) provided by financing activities	(93,343)	123,359
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalent	(87)	(11)
Net (decrease) increase in cash, cash equivalents and restricted cash equivalent	$(50,215)	$99,827
For a discussion related to our cash flows for the year ended December 31, 2020, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form

10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission on March 24, 2022.
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
In 2022, cash provided by operating activities was $73.8 million resulting from a net loss of $48.7 million, adjusted for stock-based compensation and other non-cash expenses of $110.5 million and net cash flows provided by changes in operating assets and liabilities of $12.0 million. The $12.0 million of net cash flows provided from changes in our operating assets and liabilities included a $17.1 million increase in deferred revenue largely due to growth of our subscription units, which are predominantly billed in advance of our revenue recognition, partially offset by a net $2.2 million reduction in accounts payable, accrued expenses, operating lease liability and other liabilities due to the timing of our payments and a $2.8 million net increase in accounts receivable, prepaid expenses and other assets.
In 2021, cash provided by operating activities was $54.2 million resulting from a net loss of $108.7 million, adjusted for stock-based compensation and other non-cash expenses of $139.1 million and net cash flows provided by changes in operating assets and liabilities of $23.7 million. The $23.7 million of net cash flows provided from changes in our operating assets and liabilities included a $17.9 million increase in deferred revenue resulting from growth of our subscription units, which are predominantly billed in advance of our revenue recognition, a $16.0 million increase in accounts payable, accrued expenses and other liabilities due to the timing of our payments, partially offset by a $10.1 million increase in accounts receivable, prepaid expenses and other assets.
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
In 2022, net cash used in investing activities was $30.6 million, resulting primarily from $22.1 million paid for property and equipment, including capitalized internal-use software and payments for the acquisition of UA Services of $2.5 million and $6.3 million primarily for developed technology acquired from Revvsales Inc.
In 2021, net cash used in investing activities was $77.7 million, resulting primarily from the acquisition of Earth Class Mail, Inc. in November 2021 for $61.5 million, net of cash acquired, $11.7 million paid for property and equipment, including capitalized internal-use software and a $3.3 million payment on the extinguishment of interest rate swaps in the third quarter.
Net cash provided by (used in) financing activities
Our primary uses of cash in financing activities are for repurchases of common stock. Net cash provided by financing activities is primarily impacted by exercises of stock options by our employees and issuance of common stock.
In 2022, net cash used in financing activities was $93.3 million, primarily for the repurchase of common stock under our stock repurchase program.
In 2021, net cash provided by financing activities was $123.4 million, primarily from issuance of common stock for net proceeds of $666.9 million, offset by full repayment of our 2018 Term Loan and hybrid debt totaling $525.6 million and payment of offering costs of $5.6 million.
Material Cash Requirements
We believe our current cash and cash equivalents, as well as cash expected to be generated by future operating activities, will be sufficient to meet our material cash requirements for the next twelve months. Our material cash requirements include the below contractual and other obligations:
Advertising, Media and Other Commitments
We use a variety of media to advertise our services, including search engine marketing, television and radio. At December 31, 2022, we had non-cancelable minimum advertising and media commitments for future advertising spots of $8.1 million, substantially all of which will be paid over a two year period. We also have non-cancelable agreements with various vendors, which require us to pay $67.9 million over a five year period, of which $51.1 million remains to be paid as of December 31, 2022.

Lease Obligations
At December 31, 2022, we had various non-cancelable operating leases for office space and equipment, which expire between December 31, 2022 and November 30, 2029. As of December 31, 2022, we had total minimum operating lease maturities of $12.8 million, $2.8 million of which mature within twelve months. See Note 9 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding our future operating lease payments.
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
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as Net (loss) income adjusted to exclude interest expense, net, provision for (benefit from) income taxes, depreciation and amortization, other (income) expense, net, stock-based compensation, impairment of other equity security, loss on debt extinguishment, impairment of goodwill, long-lived and other assets, losses from impairment of available-for-sale debt securities, restructuring expenses, IPO-related costs and other transaction-related expenses and certain other non-recurring expenses. Our Adjusted EBITDA financial measure differs from GAAP in that it excludes certain items of income and expense. We define Adjusted EBITDA margin as Adjusted EBITDA as a percentage of revenue. We define Net (loss) income margin as Net (loss) income as a percentage of revenue based on our consolidated financial statements.
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
•excludes impairments of other equity securities;
•excludes losses from impairments of long-lived and other assets;
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

The following table presents a reconciliation of net (loss) income to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2022	2021
	(in thousands)
Reconciliation of Net income (loss) to Adjusted EBITDA
Net loss	$(48,733)	$(108,664)
Interest (income) expense, net	(1,543)	27,984
Provision for (benefit from) income taxes	1,060	(10,951)
Depreciation and amortization	21,745	16,686
Other (income) expense, net	4,477	(1,193)
Stock-based compensation	80,469	112,596
Impairment of other equity security	3,000	—
Impairment of long-lived and other assets	237	924
Acquisition related expenses	758	1,356
Restructuring costs(1)	1,795	—
Loss on debt extinguishment	—	7,748
IPO-related costs and other transaction related expenses(2)	—	852
Certain other non-recurring expenses(3)	440	369
Adjusted EBITDA	$63,705	$47,707
Net income (loss) margin	(8%)	(19%)
Adjusted EBITDA margin	10%	8%
(1)     Restructuring expenses related to a phased severance event to reduce the U.S. headcount. Restructuring expenses include severance for the impacted employees and are included in general and administrative expenses in the accompanying consolidated statements of operations.
(2)     IPO-related costs and other transaction related expenses includes certain non-recurring expenses, which occurred in connection with our IPO in 2021.
(3)    For 2022, certain other non-recurring expenses includes severance costs incurred related to the departure of a member of management. In 2021, we incurred expenses related to early termination of our U.K. lease agreement.
The increase in Adjusted EBITDA of $16.0 million for the year ended December 31, 2022 reflects an increase in revenue of $44.9 million offset by increases in cost of revenue of $18.3 million and other operating expenses of $10.6 million, excluding non-cash and non-recurring items. We expect our Adjusted EBITDA to increase in absolute dollars in the longer term, although the rate at which our Adjusted EBITDA may grow could vary based upon the interplay of the foregoing factors.
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

The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable GAAP measure, to free cash flow:

	Year Ended December 31,
	2022	2021
	(in thousands)
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow
Net cash provided by operating activities	$73,837	$54,152
Purchase of property and equipment	(22,098)	(11,740)
Free cash flow	$51,739	$42,412
We experienced an increase in our free cash flow from $42.4 million for the year ended December 31, 2021 to $51.7 million for the year ended December 31, 2022, primarily due to a $19.7 million increase in net cash provided by operating activities. The increase in net cash provided by operating activities resulted from a $31.3 million increase in net income after adjusting for stock-based compensation and other non-cash items, offset by an $11.6 million unfavorable change in our operating assets and liabilities primarily due to the timing of our accounts payable payments and accrued expenses partially offset by a favorable change in prepaid expenses and other assets. Free cash flow was also impacted by higher capital expenditures for the purchase of property and equipment, including capitalization of internal-use software. We expect our free cash flow to increase in absolute dollars over the longer term, although the rate at which our free cash flow may grow could vary based upon the interplay of the factors discussed above.
Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for further information on certain accounting standards adopted in 2022 and recent accounting announcements that have not yet been required to be implemented and may be applicable to our future operations.
Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, however not limited to, revenue recognition, sales allowances and credit reserves, available-for-sale debt securities, recoverability of long-lived assets and goodwill, income taxes, commitments and contingencies, valuation of assets and liabilities acquired in business combinations, valuation of assets in asset acquisitions, fair value of derivative instruments and stock-based compensation. Actual results could differ materially from those estimates. Our most critical accounting policies are summarized below. See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion of our other significant accounting policies.
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
Subscription revenue—Subscription revenue is generated primarily from subscriptions to our registered agent services, compliance packages, attorney advice, legal forms services, tax advisory and preparation services, and virtual mail services in addition to software-as-a-service, or SaaS, subscriptions in the U.K. We generally recognize revenue from our subscriptions ratably over the subscription term. Subscription terms generally range from thirty days to one year. Subscription revenue includes the transaction price allocated to bundled free trials for our subscription services and is net of promotional discounts, cancellations, sales allowances and credit reserves and payments to third-party service providers such as legal plan law firms and tax service providers.
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
Our customers generally pay for transactions in advance by credit or debit card except for certain services provided under installment plans where we allow customers to pay for their order in either two, three or twelve equal payments. The first installment due under the installment plans is charged to the customer’s debit or credit card on the date the order is placed, and the remaining installments are generally charged on a monthly basis thereafter. We recognize revenue for the amount we expect to be entitled to for providing the services to our customers. The total fees collected by us for our services include, as applicable, expedited services fees, government filing fees and shipping fees.
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
In arrangements in which we are the principal, we record as revenue the amounts we have billed to our customer, net of sales allowance, and we record the fee payable to the third-party as cost of revenue. We are the principal in most of our legal document preparation and registered agent services, including legal entity formations and similar arrangements and formation, and formerly, conveyancing services, in the U.K and since December 2021, tax advisory and preparation services through our fulfilled tax subscription, LZ Tax. For these services, revenue includes filing and similar fees. Our alternative business structures, or ABS, offer legal advisory services that are marketed through our websites. Our ABSs provide independent legal advice to our customers and are directly responsible for, and control the fulfillment of, the legal services. Accordingly, for services provided by our ABSs, we recognize revenue as the principal.
In arrangements in which we are not the principal, we record revenue on a net basis, which is equal to the amount billed to our customer, net of sales allowances and the fee payable to the third-party or partner that is primarily responsible for performing the services for the customer. Except for our Arizona ABS, we are not a law firm in the U.S. and cannot provide legal advice through our U.S. entities. Therefore, the participating independent law firms in our legal plans control the service to the customer and have the primary service obligation to provide attorney consultations to our customers, for which we pay the law firms a monthly fee. For these arrangements, we recognize revenue on a net basis as an agent. For other services provided by third-parties, including deed transfer, accounting, tax, credit monitoring, business data protection and logo design services, revenue is recognized net of fees payable to third-parties. For partner revenue, we receive a fee for the referral of our customer to the partner or we retain a portion of the fee paid by the customer and share the remainder with the partner. Our partner controls the service to the customer and the partner is responsible for fulfilling the referred service to the customer; accordingly, we recognize revenue for these arrangements on a net basis.
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
For our goodwill impairment test performed in the fourth quarter of 2022 and 2021, the fair value of our consolidated reporting unit significantly exceeded our carrying value.
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
As discussed in Note 14 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we are subject to pending matters for which we believe that we have meritorious defenses to the claims and intend to defend against vigorously.
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
See Note 20 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information on our income taxes.
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
Options. The Black-Scholes option pricing model and the Monte Carlo simulation model requires us to make certain assumptions including the fair value of our underlying common stock, the expected term, the expected stock price volatility, the risk-free interest rates and the expected dividend yield of our common stock. These assumptions used in the Black-Scholes option pricing model, other than the fair value of our common stock (see the section titled “Common Stock Valuations” below), are estimated as follows:
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
•Expected dividend yield. The dividend yield assumption is based on our history and expectation of dividend payouts. Other than the special dividends declared in 2015, 2017 and 2018 which resulted in corresponding reductions in the exercise price of the stock options, we have not declared any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.
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
The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If we had made different assumptions, our stock-based compensation expense, and our net loss for 2022, 2021 and 2020, may have been materially different.
The weighted-average assumptions that were used to calculate the grant-date fair-value of our stock option grants were as follows:

	Year Ended December 31,
	2022	2021	2020
Expected term (years)	5.6	5.4	5.2
Risk-free interest rate	2.6%	1.0%	1.1%
Expected volatility	48%	46%	45%
Expected dividend yield	—	—	—
Restricted stock units. RSUs that vest upon the satisfaction of service-based vesting conditions, which is typically over a four-year period. For these RSUs we recognize stock-based compensation expense on a straight-line basis over the vesting period of 4 years. RSUs with performance or market conditions are recognized using graded vesting.
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
Award issuances and modifications in connection with our IPO. For retention purposes, in connection with our IPO, we amended certain vesting conditions of existing options and RSUs, and granted additional options and RSUs to our executive officers. See Note 16 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.
Emerging Growth Company Status
Upon completion of our IPO, we elected to be an Emerging Growth Company, or EGC, as defined in the Jumpstart Our Business Startups Act. Effective December 31, 2022, we lost our EGC status due to becoming a “large accelerated filer”. As a result, we must comply with all financial disclosure and governance requirements applicable to a “large accelerated filer”. For further information, see Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We have operations both within the U.S. and, to a lesser extent, in the U.K., and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate fluctuations and foreign currency exchange risks, and to a lesser extent, inflation risk.
Interest rate fluctuation risk
At December 31, 2022 and 2021, we had cash and cash equivalents of $189.1 million and $239.3 million, respectively, which consisted of cash on deposit with banks and a short-term highly-liquid money market fund. Interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We had no outstanding debt subject to interest rate risk as of December 31, 2022 and 2021. Given the repayment of our 2018 Term Loan and settlement of our interest rate swaps in July 2021, we do not currently expect to be exposed to further fluctuations in interest rates for the foreseeable future. We would be subject to fluctuation in interest rates if we draw down under our 2021 Revolving Facility, including issuance of any letters of credit.
Foreign currency exchange risk
We have foreign currency risks related to our revenue and expenses denominated in currencies other than our functional currency, the U.S. Dollar, principally GBP. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net (loss) income as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany loans that are denominated in currencies other than the U.S. Dollar. We recognized foreign currency losses of $3.6 million in the year ended December 31, 2022. A 10% adverse change in foreign exchange rates on foreign-denominated accounts for the year ended December 31, 2022, including intercompany balances, would have resulted in a $0.9 million increase in our reported foreign currency loss for the year ended December 31, 2022. In the event our non-U.S. Dollar-denominated sales and expenses increase, our results of operations may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities could have on our results of operations.
Inflation risk
To date, we do not believe that inflation has had a material effect on our business, financial condition, results of operations or future prospects. However, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, results of operations and future prospects. Further, if current inflationary pressures are sustained for a prolonged period of time, the success of existing small businesses and the formation of new small businesses could continue to be adversely impacted, which could harm our business, results of operations, financial condition or future prospects.

Item 8. Financial Statements and Supplementary Data
LEGALZOOM.COM, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of LegalZoom.com, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of LegalZoom.com, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive (loss) income, of redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to the Company (i) not maintaining an effective control environment, specifically insufficient accounting resources commensurate with the Company’s structure and reporting requirements; (ii) not designing and maintaining effective controls to address the initial application of complex accounting standards and accounting of non-routine, unusual or complex events and transactions; and (iii) not designing and maintaining effective controls over the financial statement close process, specifically ineffective controls over the income tax provision and certain account analyses and account reconciliations.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2022 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2022.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue Recognition
As described in Note 2 to the consolidated financial statements, the Company’s consolidated revenue was $620 million for the year ended December 31, 2022. The Company recognizes revenue when the performance obligation is satisfied by transferring the promised good or service to the customer. For transaction-based services, revenue is generally recognized at a point-in-time when the services are delivered to the customer. For subscription-based services, revenue is generally recognized on a straight-line basis over the subscription term. For partner-based services, revenue is recognized at a point-in-time when the related performance-based criteria have been met. Services can generally either be purchased on a stand-alone basis or bundled together as part of a package of services. Accordingly, a significant number of arrangements include multiple performance obligations. The transaction price is based on the contractual amounts and is allocated to each separate performance obligation based on the amount of consideration which the Company expects to be entitled in exchange for the services.
The principal considerations for our determination that performing procedures relating to revenue recognition is a critical audit matter is the high degree of auditor effort in performing procedures related to revenue recognized. As described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, material weaknesses were identified related to this matter.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others, evaluating the revenue recognized on a sample basis by obtaining and inspecting source documents, including invoices, customer contracts, proof of delivery, and cash receipts from customers, where applicable.
Deferred Tax Assets and Related Valuation Allowance
As described in Notes 2 and 20 to the consolidated financial statements, the Company’s consolidated deferred tax asset balance was $63 million and related valuation allowance was $15 million as of December 31, 2022. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events and are measured using enacted tax rates anticipated to be in effect when the tax assets and liabilities are expected to be realized or settled. Management makes judgments in evaluating whether deferred tax assets will be recovered from future taxable income. A valuation allowance is established if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Management considers all available evidence, both positive and negative, including historical levels of income, expectations and risk associated with estimates of future taxable income in assessing the need for a valuation allowance.
The principal considerations for our determination that performing procedures relating to deferred tax assets and the related valuation allowance is a critical audit matter are (i) the significant judgment by management when evaluating if it is more likely than not that some or all of the deferred tax assets will not be realized; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating available evidence, both positive and negative, including historical levels of income and estimates of future taxable income in assessing the need for a valuation allowance; and (iii) as described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, material weaknesses were identified related to this matter.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing management’s process for assessing the realizability of deferred tax assets on a jurisdictional basis; (ii) testing the completeness and accuracy of the underlying data used in management’s assessment; (iii) testing the appropriateness of the enacted tax rates anticipated to be in effect when the deferred tax assets and liabilities are expected to be realized or settled; and (iv) evaluating available evidence, both positive and negative, including historical levels of income and estimates of future taxable income in assessing the need for a valuation allowance.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 1, 2023
We have served as the Company’s auditor since 2006.

LegalZoom.com, Inc.
Consolidated Balance Sheets
(In thousands, except par values)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$189,082	$239,297
Accounts receivable, net of allowance for credit losses of $4,730 and $4,060	13,177	10,635
Prepaid expenses and other current assets	16,699	16,589
Current assets held for sale	22,722	—
Total current assets	241,680	266,521
Property and equipment, net	30,823	47,013
Goodwill	63,229	59,910
Intangible assets, net	18,900	16,031
Operating lease right-of-use assets	11,148	—
Deferred income taxes	29,380	27,653
Available-for-sale debt securities (amortized cost of $812 and $792)	995	1,122
Other assets	9,240	12,765
Total assets	$405,395	$431,015
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$25,312	$31,788
Accrued expenses and other current liabilities	57,373	50,817
Deferred revenue	164,200	146,364
Operating lease liabilities	2,317	—
Total current liabilities	249,202	228,969
Operating lease liabilities, non-current	8,958	—
Deferred revenue	892	1,554
Other liabilities	3,968	2,941
Total liabilities	263,020	233,464
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value 100,000 shares authorized at December 31, 2022 and 2021, none issued or outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.001 par value; 1,000,000 and 1,000,000 shares authorized; 190,822 and 198,084 shares issued and outstanding at December 31, 2022 and 2021, respectively	190	198
Additional paid-in capital	1,032,550	947,160
Accumulated deficit	(891,862)	(748,012)
Accumulated other comprehensive income (loss)	1,497	(1,795)
Total stockholders’ equity	142,375	197,551
Total liabilities and stockholders’ equity	$405,395	$431,015
The accompanying notes are an integral part of these consolidated financial statements

LegalZoom.com, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue	$619,979	$575,080	$470,636
Cost of revenue	211,095	189,364	154,563
Gross profit	408,884	385,716	316,073
Operating expenses:
Sales and marketing	263,884	279,281	171,390
Technology and development	70,434	84,003	41,863
General and administrative	116,057	106,584	51,017
Impairment of long-lived and other assets	248	924	1,105
Loss on sale of business	—	—	1,764
Total operating expenses	450,623	470,792	267,139
(Loss) income from operations	(41,739)	(85,076)	48,934
Interest income (expense), net	1,543	(27,984)	(35,504)
Other (expense) income, net	(4,477)	1,193	3,713
Impairment of other equity security	(3,000)	—	—
Loss on debt extinguishment	—	(7,748)	—
Impairment of available-for-sale debt securities of $4,912, net of $94 loss recognized in other comprehensive loss	—	—	(4,818)
(Loss) income before income taxes	(47,673)	(119,615)	12,325
Provision for (benefit from) income taxes	1,060	(10,951)	2,429
Net (loss) income	$(48,733)	$(108,664)	$9,896
Net (loss) income attributable to common stockholders—basic	$(48,733)	$(108,664)	$7,223
Net (loss) income attributable to common stockholders—diluted	$(48,733)	$(108,664)	$7,262
Net (loss) income per share attributable to common stockholders:
Basic	$(0.25)	$(0.67)	$0.06
Diluted	$(0.25)	$(0.67)	$0.06
Weighted-average shares used to compute net (loss) income per share attributable to common stockholders:
Basic	195,829	161,424	124,709
Diluted	195,829	161,424	127,259
The accompanying notes are an integral part of these consolidated financial statements

LegalZoom.com, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net (loss) income	$(48,733)	$(108,664)	$9,896
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	3,436	936	(1,296)
Change in available-for-sale debt securities:
Unrealized (losses) gains, net	(144)	38	108
Reclassifications of losses to net income	—	—	(94)
Total change in available-for-sale debt securities	(144)	38	14
Change in unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss) on interest rate cap and swaps	—	1,448	(9,578)
Reclassification of prior hedge effectiveness and losses from interest rate cap to net (loss) income	—	2,315	2,760
Reclassification to net (loss) income upon discontinuance of interest rate swaps and prior hedge effectiveness	—	7,295	—
Total net changes in cash flow hedges	—	11,058	(6,818)
Total other comprehensive income (loss)	3,292	12,032	(8,100)
Total comprehensive (loss) income	$(45,441)	$(96,632)	$1,796
The accompanying notes are an integral part of these consolidated financial statements

LegalZoom.com, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (loss) Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	23,081	$70,906	124,382	$125	$92,916	$(644,305)	$(5,727)	$(556,991)
Issuance of common stock upon exercise of stock options	—	—	1,270	1	599	—	—	600
Issuance of common stock upon vesting of restricted stock awards	—	—	245	—	—	—	—	—
Shares surrendered for settlement of minimum statutory tax withholdings	—	—	(371)	—	(3,825)	—	—	(3,825)
Stock-based compensation	—	—	—	—	12,940	—	—	12,940
Net issuance and repayments of full recourse notes receivable	—	—	—	—	(8)	—	—	(8)
Repurchase and retirement of common stock	—	—	(489)	—	—	(4,939)	—	(4,939)
Special dividends	—	—	—	—	(205)	—	—	(205)
Other comprehensive loss	—	—	—	—	—	—	(8,100)	(8,100)
Net income	—	—	—	—	—	9,896	—	9,896
Balance at December 31, 2020	23,081	$70,906	125,037	$126	$102,417	$(639,348)	$(13,827)	$(550,632)
Issuance of common stock upon exercise of stock options	—	—	831	—	534	—	—	534
Issuance of common stock upon vesting of restricted stock awards and ESPP	—	—	938	1	1,244	—	—	1,245
Shares surrendered for settlement of minimum statutory tax withholdings	—	—	(87)	—	(2,342)	—	—	(2,342)
Stock-based compensation	—	—	—	—	113,270	—	—	113,270
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(23,081)	(70,906)	46,162	46	70,860	—	—	70,906
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions	—	—	21,989	22	581,811	—	—	581,833
Private placement of common stock, net of underwriting discounts and commissions	—	—	3,214	3	85,047	—	—	85,050
Stock issuance costs	—	—			(5,636)	—	—	(5,636)
Net issuance and repayments of full recourse notes receivable	—	—	—	—	43	—	—	43
Special dividends	—	—	—	—	(88)	—	—	(88)
Other comprehensive income	—	—	—	—	—	—	12,032	12,032
Net loss	—	—	—	—	—	(108,664)	—	(108,664)
Balance at December 31, 2021	—	$—	198,084	$198	$947,160	$(748,012)	$(1,795)	$197,551
Issuance of common stock upon exercise of stock options and ESPP	—	—	540	—	2,436	—	—	2,436
Issuance of common stock upon vesting of restricted stock unit awards	—	—	1,458	1	—	—	—	1
Shares surrendered for settlement of minimum statutory tax withholdings	—	—	(4)	—	(41)	—	—	(41)
Stock-based compensation	—	—	—	—	82,995	—	—	82,995
Repurchase and retirement of common stock	—	—	(9,256)	(9)	—	(95,117)	—	(95,126)
Other comprehensive income	—	—	—	—	—	—	3,292	3,292
Net loss	—	—	—	—	—	(48,733)	—	(48,733)
Balance at December 31, 2022	—	$—	190,822	$190	$1,032,550	$(891,862)	$1,497	$142,375
        The accompanying notes are an integral part of these consolidated financial statements

LegalZoom.com, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net (loss) income	$(48,733)	$(108,664)	$9,896
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	21,745	16,686	20,097
Amortization of debt issuance costs	227	1,392	2,591
Amortization of prior hedge effectiveness	—	3,095	3,481
Amortization of right-of-use assets	2,049	—	—
Stock-based compensation	80,469	112,596	12,894
Impairment of long-lived assets	248	924	1,105
Impairment of other equity security	3,000	—	—
Impairment of available for sale debt security	—	—	4,818
Loss on debt extinguishment	—	7,955	—
Discontinuance of interest rate swaps and write-off of prior hedge effectiveness	—	8,688	—
Loss on sale of business	—	—	1,764
Deferred income taxes	(793)	(11,595)	1,325
Change in fair value of contingent consideration	(150)	—	—
Change in fair value of financial guarantee	—	(150)	(1,750)
Change in fair value of derivative instruments	—	392	205
Change in fair value of other equity security	—	(1,812)	—
Unrealized foreign exchange loss (gain)	3,558	943	(1,755)
Other	168	4	22
Changes in operating assets and liabilities, net of effects of business combinations, asset acquisition and disposal of business:
Accounts receivable	(2,505)	(1,511)	954
Prepaid expenses and other current assets	(523)	(4,965)	(799)
Other assets	179	(3,648)	1,153
Accounts payable	(6,609)	2,360	12,416
Accrued expenses and other liabilities	6,535	13,781	1,418
Operating lease liabilities	(2,135)	—	—
Income tax payable	28	(185)	10
Deferred revenue	17,079	17,866	23,204
Net cash provided by operating activities	73,837	54,152	93,049
Cash flows from investing activities
Acquisitions, net of cash acquired	(2,532)	(61,523)	(934)
Asset acquisition, net of cash acquired	(6,299)	—	—
Proceeds from acquisition working capital adjustment	307	—	—
Purchase of property and equipment	(22,098)	(11,740)	(10,587)
Payment upon extinguishment of interest rate swaps	—	(3,283)	—
Purchase of other equity security	—	(1,127)	—
The accompanying notes are an integral part of these consolidated financial statements

LegalZoom.com, Inc.
Consolidated Statements of Cash Flows (continued)
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Sale of business, net of cash sold	—	—	(1,206)
Net cash used in investing activities	(30,622)	(77,673)	(12,727)
Cash flows from financing activities
Repayment of finance and capital lease obligations	(14)	(31)	(31)
Payment of debt issuance costs	—	(767)	—
Repayment of 2018 Term Loan	—	(524,300)	(5,350)
Proceeds from 2018 Revolving Facility	—	—	40,000
Repayment of 2018 Revolving Facility	—	—	(40,000)
Repayment of hybrid debt	—	(1,332)	(1,249)
Payment upon extinguishment of hybrid debt	—	(9,774)	—
Payment of contingent consideration	(600)	(1,049)	—
Repurchase and retirement of common stock	(95,126)	—	(4,805)
Tender offer costs	—	—	(145)
Payment of special dividends	—	(112)	(284)
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts and commissions	—	581,833	—
Proceeds from private placement, net of underwriting discounts and commissions	—	85,050	—
Payment of stock issuance costs	—	(5,636)	—
Repurchase and retirement of common stock for tax withholding obligations	(41)	(2,342)	(3,606)
Proceeds from issuance of stock under employee stock plans	2,438	1,819	381
Net cash (used in) provided by financing activities	(93,343)	123,359	(15,089)
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalent	(87)	(11)	57
Net (decrease) increase in cash, cash equivalents and restricted cash equivalent	(50,215)	99,827	65,290
Cash, cash equivalents and restricted cash equivalent, at beginning of the period	239,297	139,470	74,180
Cash, cash equivalents and restricted cash equivalent, at end of the period	$189,082	$239,297	$139,470
Supplemental cash flow data
Cash paid during the year for:
Interest	$—	$12,284	$27,864
Income taxes	741	1,459	1,485
Reconciliation of cash, cash equivalents, and restricted cash equivalent reported in the consolidated balance sheets
Cash and cash equivalents	$189,082	$239,297	$114,470
Restricted cash equivalent	—	—	25,000
Total cash, cash equivalents, and restricted cash equivalent shown in the consolidated statements of cash flows	$189,082	$239,297	$139,470
Non-cash investing and financing activities
Right of use assets obtained in exchange for new operating lease liabilities	$7,528	$—	$—
Capitalized stock-based compensation	2,526	674	46
Purchase of property and equipment included in accounts payable and accrued expenses and other current liabilities	646	676	717
Conversion of Series A redeemable convertible preferred stock into common stock in connection with initial public offering	—	70,906	—
Change in fair value of hedged interest rate swaps and interest rate cap	—	(5,817)	412
Transfer of interest rate swaps derivative liability to hybrid debt	—	—	12,345
Contingent consideration for business acquired	—	—	1,250
            The accompanying notes are an integral part of these consolidated financial statements

LegalZoom.com, Inc.
Notes to Consolidated Financial Statements

Note 1. Description of the Business
LegalZoom.com, Inc., was initially formed as a California corporation in 1999 and reincorporated as a Delaware corporation in 2007. LegalZoom.com, Inc., and its wholly owned subsidiaries, are referred to herein as “we,” “us,” or “our,”.
We are a provider of services that meet the legal needs of small businesses and consumers. Our position at business inception allows us to become a trusted business advisor, supporting the evolving needs of a new business across its lifecycle. Along with business formation, our offerings include ongoing compliance and tax advice and filings, virtual mailbox solutions, trademark filings, and estate plans. Additionally, we have insights into our customers and leverage our offerings as a channel to introduce small businesses to leading brands in our partner ecosystem, solving even more of their business needs.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, however not limited to, revenue recognition, sales allowances and expected credit loss allowances, available-for-sale debt securities, other equity securities, recoverability of long-lived assets and goodwill, income taxes, commitments and contingencies, valuation of assets and liabilities acquired in business combinations, valuation of assets in asset acquisitions, fair value of derivative instruments and stock-based compensation. Actual results could differ materially from those estimates. On an ongoing basis, we evaluate the estimates compared to historical experience and other factors including the current economic and regulatory environment, which form the basis for our judgments about the carrying value of assets and liabilities.

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
Asset Acquisitions
We evaluate acquisitions to determine whether the acquisition should be classified as either a business combination or an asset acquisition. Acquisitions for which substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset or a group of similar identifiable assets are accounted for as an asset acquisition. If the gross assets are not concentrated in a single asset or group of similar assets, we then determine if the set of assets acquired represents a business. A business is an integrated set of activities and assets capable of being conducted and managed for the purpose of providing a return. Depending on the nature of the acquisition, judgment may be required to determine if the set of assets acquired is a business combination or not. We allocate the purchase price on a relative fair value basis and capitalize direct acquisition related costs as part of the purchase price. In making estimates of fair values for purposes of allocating the purchase price, we utilize an independent third-party to value the net tangible and identified intangible assets in connection with the acquisition.
Segment and Geographic Information
Our Chief Executive Officer, as the Chief Operating Decision Maker organizes our company, manages resource allocations, and measures performance on the basis of one operating segment.
Revenue outside of the U.S., based on the location of the customer, represented less than 1% of our revenue for the years ended December 31, 2022, 2021 and 2020. Our property and equipment located outside of the U.S. was less than 1% of our consolidated property and equipment as of December 31, 2022 and 2021.
Foreign Currency
The British Pound Sterling is the functional currency for our foreign subsidiaries in U.K.. The financial statements of these foreign subsidiaries in U.K. are translated to U.S. Dollars using period-end rates of exchange for assets and liabilities, historical rates of exchange for equity, and average rates of exchange for the period for revenue and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of our consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit). We recognized foreign currency transaction losses in the accompanying consolidated statement of operations of $3.6 million and $0.9 million for 2022, 2021, and gain of $1.8 million for 2020, respectively.
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
At December 31, 2022 and 2021, our financial assets and liabilities recorded at fair value on a recurring basis consist of a cash equivalent and available-for-sale debt securities and contingent consideration from acquisitions. The cash equivalent consists of a money market fund valued using quoted prices in active markets, which represents Level 1 inputs in the fair value hierarchy. The available-for-sale debt securities are valued using a Monte Carlo simulation, which include inputs that represent Level 3 inputs in the fair value hierarchy. Contingent consideration is valued using the present value and probability of the estimated future cash outflow, which include inputs that represent Level 3 inputs in the fair value hierarchy.
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
Due to a large and diverse customer base, no individual customer represented more than 1% of total revenue in December 31, 2022, 2021 and 2020, respectively. At December 31, 2022 and 2021, there were no customers with an outstanding balance of 10% or more of our accounts receivable balance.
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with original maturities of ninety days or less from the date of purchase. At December 31, 2022 and 2021, our cash consisted of bank account deposits and our cash equivalent consisted of $130.2 million and $30.2 million invested in a money market fund, respectively.
Restricted Cash Equivalent
Our restricted cash equivalent balance of $25.0 million as of December 31, 2020 represented cash required to be held as collateral by a financial institution to guarantee up to half of a $$50.0 million personal loan provided by the financial institution to a former executive officer. At December 31, 2020, our restricted cash equivalent of $25.0 million was invested in a money market fund with the same financial institution.
In June 2021, our financial guarantee of the personal loan of a former executive officer was terminated. The associated restricted cash equivalent of $25.0 million became unrestricted and was reclassified to cash and cash equivalents.
Accounts Receivable and Allowance for Credit Losses
Our accounts receivable balances, which are not collateralized and do not bear interest, primarily consist of amounts receivable from our credit and debit card merchant processors, customer receivables, and fees due from third-parties for services purchased by our customers from such third-parties. We reduce our accounts receivable for sales allowances and a reserve for potentially uncollectible receivables. We determine the amount of the allowances based on various factors including historical collection experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect our ability to collect from customers. Account balances are charged off against the allowance when we determine that it is not probable we will collect the receivable. As of December 31, 2022 and 2021, the allowance for credit losses was not material.
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

Useful Life (Years)
Purchased and internally developed internal-use software	3
Building and building improvements	5–30
Land improvements	7
Furniture and office equipment	5
Computer hardware	3
Land	Indefinite
Leasehold improvements	Shorter of lease term or useful life

Internal-use Software and Cloud Computing Arrangements
Software development costs include costs to develop software to be used to meet internal needs and applications used to deliver our services. We capitalize development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended. We amortize internal-use software costs on a straight-line basis over their estimated useful life of three years commencing when the internal-use software is substantially complete and ready for its intended purpose. Costs related to development of internal-use software are included in the accompanying consolidated balance sheets in property and equipment, net. Costs related to implementation of cloud computing arrangements that do not include a software license are included in the accompanying consolidated balance sheets in prepaid and other current assets and non-current assets and are amortized over the contractual term of the underlying service arrangement.
Intangible Assets and Other Long-Lived Assets
Intangible assets are stated at cost, net of accumulated amortization. Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which approximates the pattern in which the economic benefits are consumed. We amortize our intangible assets over an estimated useful life of two to six years.
We assess the impairment of long-lived assets, which consist primarily of property and equipment, right of use assets, acquired intangible assets, and capitalized internal-use software costs, whenever events or changes in circumstances indicate that such assets might be impaired and the carrying value may not be recoverable. Impairment testing is performed at an asset level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, or an asset group. If an asset group is considered impaired, an impairment loss equal to the excess of the asset group’s carrying value over their fair value is recorded. Fair value is determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risk involved, quoted market prices, or appraised values, depending on the nature of the assets.
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
Available-for-sale Debt Securities
At December 31, 2022 and 2021, we held long-term investments of certain privately held companies through the purchase of convertible promissory notes. These investments are classified as available-for-sale debt securities. For available-for-sale debt securities that have the estimated fair values below their amortized cost basis, we evaluate our intent to sell the security or whether we will more likely than not be required to sell the security before recovery of its amortized cost basis. If either of these criteria are met, the security’s amortized cost basis is written down to its fair value through earnings. If these criteria are not met, we evaluate whether the decline in fair value has resulted from credit loss or other factors. If the assessment indicates a credit loss exists, the credit-related portion of the loss is recorded as allowance for credit loss with a corresponding credit loss expense, included in the consolidated statement of operations. If the assessment indicates a credit loss does not exist, impairment is recognized in other comprehensive income (loss), net of applicable taxes.

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
Held for Sale
We classify long-lived assets or asset groups we plan to sell as held for sale on our consolidated balance sheets only after certain criteria have been met including: management has the authority and commits to a plan to sell the asset, the asset is available for immediate sale in its present condition, an active program to locate a buyer and the plan to sell the asset have been initiated, the sale of the asset is probable within twelve months, the asset is being actively marketed at a reasonable sales price relative to its current fair value, and it is unlikely that the plan to sell will be withdrawn or that significant changes to the plan will be made. We record assets or asset groups held for sale at the lower of their carrying value or fair value less costs to sell. Once classified as held for sale, depreciation and amortization is not recorded for any long-lived assets.
Leases
On January 1, 2022, we adopted Accounting Standards Update, or ASU No. 2016-02, Leases (Topic 842), or ASU 2016-02 and related amendments, using the modified retrospective method. Financial information related to periods prior to adoption will be as originally reported under Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, No. 840, Leases. On January 1, 2022, we recorded operating lease right-of-use, or ROU, assets of $5.7 million and operating lease liabilities of $5.9 million. The difference between the leased assets and lease liabilities represents the existing deferred rent liabilities balance at adoption, resulting from historical straight-line recognition of operating leases, which was reclassified upon adoption to reduce the measurement of the leased assets. The adoption of the standard did not have a material impact on our stockholders’ equity, results of operations, or cash flows.
The new standard provides several optional practical expedients in transition. We elected the package of practical expedients permitted under the transition guidance, which eliminates the requirement to reassess whether a contract contains a lease and lease classification.
We have also made accounting policy elections, including a short-term lease exception policy, permitting us to not apply the recognition requirements of this standard to short-term leases, which are leases with expected terms of twelve months or less, and an accounting policy to account for lease and certain non-lease components as a single component for certain classes of assets. Additionally, we used the portfolio approach when applying the discount rate selected based on the dollar amount and term of the obligation.
We determined whether an arrangement is a lease, or contains a lease, at inception if we are able to identify an asset and can conclude we have the right to control the identified asset for a period of time. Leases are included in operating lease ROU assets and operating lease liabilities in the accompanying consolidated balance sheets. Leases with an initial term of twelve months or less are not recorded in our accompanying consolidated balance sheet.
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

Financial information related to periods prior to adoption will be as originally reported under ASC 840, Leases.
Debt Issuance Costs
Debt issuance costs associated with our term loans are deducted from the carrying value of current and long-term debt in the accompanying consolidated balance sheets and are amortized over the term of the loan using the effective interest method. Debt issuance costs associated with revolving facilities are classified as other assets in the accompanying consolidated balance sheets and are amortized over the term of the respective facility on a straight-line basis over the term of the revolving facilities. Debt issuance costs are amortized to interest expense, net in the accompanying consolidated statements of operations. In 2021, upon the full repayment of our long-term debt in connection with our IPO, we recorded a loss on debt extinguishment of $7.7 million, which mainly consisted of unamortized debt issuance costs.
Deferred Offering Costs
We record certain legal, accounting, and other third-party fees in other assets that are directly associated with in-process equity financings until such financings are consummated. After consummation, these costs are recorded in stockholders’ equity (deficit) as a reduction from the proceeds of the offering. Should the equity financing no longer be considered probable of being consummated, the deferred offering costs are expensed in the consolidated statements of operations within income from operations. In 2021, we incurred $5.6 million related to our IPO, which is included in additional-paid in capital in the accompanying consolidated statements of redeemable convertible preferred stock and stockholders equity (deficit). There were no deferred stock issuance costs recognized in other assets as of December 31, 2022 or 2021.
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
Subscription revenue—Subscription revenue is generated primarily from subscriptions to our registered agent services, compliance packages, attorney advice, legal forms services, tax services, and virtual mail services in addition to software-as-a-service, or SaaS, subscriptions in the U.K. We generally recognize revenue from our subscriptions ratably over the subscription term. Subscription terms generally range from thirty days to one year. Subscription revenue includes the transaction price allocated to bundled free trials for our subscription services and is net of promotional discounts, cancellations, sales allowances and credit reserves and payments to third-party service providers such as legal plan law firms and tax service providers.
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
Revenue from our transaction, subscription and partner revenue is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Transaction	$239,799	$258,122	$212,114
Subscription	358,023	288,941	229,840
Partner	22,157	28,017	28,682
Total revenue	$619,979	$575,080	$470,636
We determine revenue recognition through the following five steps: identification of a contract with a customer; identification of the performance obligations in the contract; determination of the transaction price; allocation of the transaction price to the performance obligations in the contract; and recognition of revenue when or as the performance obligations are satisfied.
Our customers generally pay for transactions in advance by credit or debit card except for certain services provided under installment plans where we allow customers to pay for their order in three equal payments. The first installment due under the installment plans is charged to the customer’s debit or credit card on the date the order is placed, and the remaining installments are generally charged on a monthly basis thereafter. We recognize revenue for the amount we expect to be entitled to for providing the services to our customers. The total fees collected by us for our services include, as applicable, expedited services fees, government filing fees and shipping fees.
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
Services we offer can generally either be purchased on a stand-alone basis or bundled together as part of a package of services. Accordingly, a significant number of our arrangements include multiple performance obligations, such as the preparation of legal documents combined with related document revision, registered agent services, and free trial periods of our legal plans. At contract inception, we assess the services promised in our contracts with customers and identify performance obligations for each promise to transfer to the customer a service or bundle of services that is distinct. The identification of distinct performance obligations within our packages may require significant judgment.
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

In arrangements in which we are the principal, we record as revenue the amounts we have billed to our customer, net of sales allowance, and we record the fee payable to the third-party as cost of revenue. We are the principal in most of our legal document preparation and registered agent services, including legal entity formations and similar arrangements and formation, and formerly, conveyancing services, in the U.K. and since December 2021, tax advisory and preparation services through our fulfilled tax subscription, LZ Tax. For these services, revenue includes filing and similar fees. Our alternative business structures, or ABS, offer legal advisory services that are marketed through our websites. Our ABSs provide independent legal advice to our customers and are directly responsible for, and control the fulfillment of, the legal services. Accordingly, for services provided by our ABSs, we recognize revenue as the principal.
In arrangements in which we are not the principal, we record revenue on a net basis, which is equal to the amount billed to our customer, net of sales allowances and the fee payable to the third-party or partner that is primarily responsible for performing the services for the customer. Except for our Arizona ABS, we are not a law firm in the U.S. and cannot provide legal advice through our U.S. entities. Therefore, the participating independent law firms in our legal plans control the service to the customer and have the primary service obligation to provide attorney consultations to our customers, for which we pay the law firms a monthly fee. For these arrangements, we recognize revenue on a net basis as an agent. For other services provided by third-parties, including deed transfer, accounting, tax, credit monitoring, business data protection and logo design services, revenue is recognized net of fees payable to third-parties. For partner revenue, we receive a fee for the referral of our customer to the partner or we retain a portion of the fee paid by the customer and share the remainder with the partner. Our partner controls the service to the customer and the partner is responsible for fulfilling the referred service to the customer; accordingly, we recognize revenue for these arrangements on a net basis.
Revenue includes shipping and handling fees charged to customers.
Cost of Revenue
Cost of revenue includes all costs of providing and fulfilling our services. Cost of revenue primarily includes government filing fees; costs of fulfillment, customer care, including the cost of credentialed professionals for tax, and payroll services, and related benefits, including stock-based compensation, and costs of independent contractors for document preparation; telecommunications and data center costs, amortization of acquired developed technology, depreciation and amortization of network computers, equipment and internal-use software; printing, shipping and handling charges; credit and debit card fees; allocated overhead; legal document kit expenses; and sales and use taxes. We defer direct and incremental costs primarily related to government filing fees incurred prior to the associated service meeting the criteria for revenue recognition. These contract assets are recognized as cost of revenue in the same period the related revenue is recognized. At December 31, 2022 and 2021, there was $1.9 million and $1.8 million, respectively, in deferred cost of revenue included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. Filing fees of $74.1 million, $79.8 million and $64.5 million were recorded in cost of revenue in the accompanying consolidated statements of operations for years ended December 31, 2022, 2021, and 2020, respectively.
Sales and Marketing Expenses
Sales and marketing expenses consist of customer acquisition media costs; compensation and related benefits, including stock-based compensation for marketing and sales personnel; media production; public relations and other promotional activities; general business development activities; an allocation of depreciation and amortization and allocated overhead. Customer acquisition media costs consist primarily of search engine marketing, television and radio costs. Marketing and advertising costs to promote our services are expensed in the period incurred. Media production costs are expensed the first time the advertisement is aired. Advertising expenses, consisting of customer acquisition media costs, were $174.6 million, $195.4 million and $119.2 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Technology and Development Expenses
Technology and development expenses consist primarily of personnel costs and related benefits, including stock-based compensation, expenses for outside consultants, an allocation of depreciation and amortization and allocated overhead. These expenses include costs incurred in the development and implementation of our products, websites, mobile applications, online legal platform, research and development and related infrastructure. Technology and development expenses are expensed as incurred, except to the extent that such costs are associated with internal-use software costs that qualify for capitalization as previously described under Internal-use Software and Cloud Computing Arrangements.
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
The fair value of the shares of common stock underlying stock options and RSUs is based upon our publicly listed share price on the date of grant. Prior to our IPO, the fair value of the shares of common stock was determined by the board of directors. Because there was no public market for our common stock, the board of directors determined the fair value of the common stock at the time of the grant of options and RSUs by considering a number of objective and subjective factors including valuation of comparable companies, sales of common stock to unrelated third-parties, operating and financial performance and general and industry-specific economic outlook, amongst other factors. The fair value was determined in accordance with applicable elements of the practice aid issued by the American Institute of Certified Public Accountants titled Valuation of Privately Held Company Equity Securities Issued as Compensation.
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
The dividend yield assumption is based on our history and expectation of dividend payouts. Other than the special dividends declared in 2021 and 2020, which resulted in corresponding reductions in the exercise price of the stock options, we have not declared or paid any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.
Stock-based compensation expense is recognized based on awards that are ultimately expected to vest.
Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on our historical experience and future expectations.
The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If we had made different assumptions, our stock-based compensation expense, and our net (loss) income for the years ended December 31, 2022, 2021, and 2020 may have been materially different.
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
We make judgments in evaluating whether deferred tax assets will be recovered from future taxable income. A valuation allowance is established if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risk associated with estimates of future taxable income in assessing the need for a valuation allowance. If our assumptions and consequently our estimates, change in the future, the valuation allowance may be increased or decreased, resulting in an increase or decrease, which may be material, to our provision for income taxes and the related impact on our net (loss) income.
We recognize tax benefits from an uncertain position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits. If this threshold is met, we measure the tax benefit as the largest amount of the benefit that is greater than fifty percent likely to be realized upon ultimate settlement. We recognize penalties and interest accrued with respect to uncertain tax positions as a component of the income tax provision. At December 31, 2022 and 2021, accrued penalties and interest related to uncertain tax positions were not material.
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
Recently Adopted Accounting Pronouncements
Upon the completion of our IPO in 2021, we elected to be an Emerging Growth Company, or EGC, as defined in the Jumpstart Our Business Startups Act, which allowed us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements were made applicable to private companies. Entities that elect to be EGCs will remain an EGC until the earliest of: the last day of the first fiscal year in which annual gross revenue exceeds $1.07 billion; the date that the entity becomes a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates as of the end of the second quarter of that fiscal year; the date on which the entity has issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or the fiscal year-end following the fifth anniversary of the completion of the entity’s IPO.
Effective December 31, 2022, we lost our EGC status due to becoming a “large accelerated filer” with an aggregate worldwide market value of our common stock held by non-affiliates exceeding $700.0 million measured as of the end of the second quarter of the 2022 fiscal year. As a result, we must comply with the adoption requirements of new or revised accounting pronouncements applicable to public companies beginning in the fiscal year ended December 31, 2022.
In February 2016, the FASB issued ASU 2016-02 related to leases to increase transparency and comparability among organizations by requiring the recognition of ROU assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We adopted this guidance effective January 1, 2022. Refer to Note 9 for further details.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit losses: Measurement of Credit Losses on Financial Instruments (Topic 326), or ASC 326, which revises the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses on financial instruments, including, but not limited to, available-for-sale debt securities and accounts receivable.

Due to the loss of our EGC status as of December 31, 2022, we adopted this Update on January 1, 2022, using the modified-retrospective transition method for assets measured at amortized cost other than available-for-sale debt securities, which was adopted using a prospective transition approach. The adoption of this Update did not have a material impact on our consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) — Facilitation of the Effects of Reference Rate Reform on Financial Reporting, or Topic 848, that provides optional relief to applying reference rate reform to contracts, hedging relationships, and other transactions that reference the LIBOR, which has been discontinued as of the end of 2021. Also, in January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848) — Scope, to clarify that cash flow hedges are eligible for certain optional expedients and exceptions for the application of subsequent assessment methods to assume perfect effectiveness as previously presented in ASU 2020-04. Topic 848 is effective immediately and may be applied through December 31, 2022. We adopted the provisions of Topic 848 and the adoption did not have a material impact to our consolidated financial statements.
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. This standard eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted earnings per share computation. We adopted this Update on January 1, 2022 and the adoption of this Update did not have a material impact on our consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement—Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (Topic 820), or Topic 820, which clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments are effective for fiscal years beginning after December 15, 2023. We are currently evaluating the impact of the adoption on our consolidated financial statements.
Note 3. Other Financial Statement Information
Accounts Receivable
Changes in the allowance consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$4,060	$5,256	$2,461
Add: amounts recognized as a reduction of revenue	8,193	6,610	6,493
Add (less): bad debt expense recognized in general and administrative expense	446	(279)	2,170
Less: write-offs, net of recoveries	(7,969)	(7,527)	(5,868)
Ending balance	$4,730	$4,060	$5,256
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
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31,
	2022	2021
Prepaid expenses	$10,624	$10,957
Deferred cost of revenue	1,915	1,819
Capitalized cloud computing development costs	1,407	867
Income tax receivable	760	831
Other current assets	1,993	2,115
Total prepaid expenses and other current assets	$16,699	$16,589

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As December 31,
	2022	2021
Accrued payroll and related expenses	$27,822	$21,858
Accrued vendor payables	15,531	18,239
Accrued advertising	1,071	426
Sales allowances	4,426	4,862
Accrued sales, use and business taxes	3,838	2,678
Other	4,685	2,754
Total accrued expenses and other current liabilities	$57,373	$50,817
Changes in sales allowances relating to charge-backs, sales credits and refunds consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$4,862	$4,856	$4,651
Add: increase in sales allowances	7,217	7,998	9,976
Less: utilization of reserves	(7,653)	(7,992)	(9,771)
Ending balance	$4,426	$4,862	$4,856
Depreciation and Amortization
Depreciation and amortization expense of our property and equipment, including capitalized internal-use software, and intangible assets consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$8,581	$6,430	$8,324
Sales and marketing	7,014	6,017	6,913
Technology and development	2,834	2,361	2,800
General and administrative	3,316	1,878	2,060
Total depreciation and amortization expense	$21,745	$16,686	$20,097
Deferred Revenue
Deferred revenue as of December 31, 2022 and 2021 was $165.1 million and $147.9 million, respectively. Revenue recognized in 2022, 2021 and 2020 that was included in deferred revenue at the beginning of the year was $146.6 million, $127.6 million and $103.5 million, respectively. We expect to recognize substantially all of the deferred revenue as of December 31, 2022 as revenue in 2023.
We have omitted disclosure on the transaction price allocated to remaining performance obligations and estimated timing of revenue recognition as our contracts with customers that have a duration of more than one year are immaterial.
Note 4. Assets Held for Sale
In September 2022, following an evaluation of our office space and business requirements, we commenced a plan to sell our operational headquarters in Austin, Texas, consisting of land, a building and building improvements, and determined that these assets met the held for sale criteria. We ceased recording depreciation on these assets upon meeting the held for sale criteria. At December 31, 2022, the total carrying value of the assets held for sale remain at $22.7 million as follows:

December 31, 2022
Land	$6,400
Building and building improvements	16,322
Total assets held for sale	$22,722
The estimated fair value less costs to sell the assets held for sale exceed their carrying values and hence no impairment was necessary as of December 31, 2022.
Note 5. Acquisitions
Revvsales, Inc.
In October 2022, we completed an asset acquisition of Revvsales Inc, or Revv, consisting substantially of acquired developed technology for their self-service document automation and electronic signature platform. Revv’s proprietary technology will enhance our forms library and legal template offerings and will be used to develop modern product experiences and services for small businesses. A purchase price of $6.6 million, which is subject to customary adjustments, was paid at closing and funded by our available cash on hand. The acquisition was accounted for as an asset acquisition because substantially all the value of the assets acquired were concentrated in the acquired technology. Revv’s operations have been included in our consolidated financial statements commencing on the acquisition date.
We allocated the accumulated cost of the acquisition to the assets acquired based on their relative fair values. The accumulated cost of the acquisition includes direct acquisition-related costs and applicable taxes. The estimated fair value of developed technology was $6.5 million and an assembled workforce of $0.1 million, which were determined by using a replacement cost approach. The replacement cost approach consists of developing an estimate of the current cost of a similar new asset having the nearest equivalent utility to the asset being valued. The developed technology rights and assembled workforce will be amortized over a weighted-average period of three years by using the straight-line method.
Separate from the asset acquisition, $2.6 million will be paid to certain Sellers on the first and second anniversaries from asset acquisition date as compensation for maintaining an assembled workforce.
United Agency Services, Corp.
In August 2022, we acquired certain assets and liabilities of United Agency Services Corp, or UA Services, a company providing registered agent services and corporate compliance solutions for $3.5 million of which $2.6 million was paid in cash on the acquisition date and up to $1.0 million will be paid in cash within twelve months, based upon the achievement of certain earnout metrics. This amount has been excluded from the purchase consideration and will be recorded as future compensation expense.
The acquisition was completed in order to build a more durable registered agency platform and has been accounted for as a business combination. The preliminary purchase price was allocated to the assets acquired and liabilities assumed. Goodwill of $3.3 million arising from the acquisition consisted largely of the assembled workforce and synergies expected from combining our operations. The acquired goodwill is deductible for tax purposes. Acquisition costs related to this transaction of approximately $0.4 million were expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statements of operations.
The revenue and earnings of the acquired business have been included in our results of operations since the acquisition date and are not material to the consolidated financial results. Pro forma revenues and results of operations for this acquisition have not been presented as the impact on our consolidated financial statements is immaterial.
The purchase accounting for this acquisition remains incomplete with respect to acquired contingent liabilities as management continues to gather and evaluate information about circumstances that existed as of the acquisition date. Measurement period adjustments will be recognized in the reporting period in which the adjustment amounts are determined within twelve months from the acquisition date.
Earth Class Mail, Inc.
In November 2021, we acquired all of the outstanding equity interests in Earth Class Mail, Inc., or Earth Class Mail, a company that provides virtual mailbox solutions for small businesses, in line with our strategy to scale our existing business through building in-house adjacencies for $61.2 million. The purchase price decreased during the year ended December 31, 2022 for a working capital adjustment of $0.3 million and immaterial measurement period adjustments.

	Amount (in thousands)	Estimated useful life
Goodwill	$48,617	—
Customer relationships	10,603	6 years
Developed technology	5,418	5 years
Trade names	179	26 months
Property and equipment	267	3-5 years
Deferred tax liability	(3,087)	—
Other liabilities	(787)	—
Total purchase consideration	$61,210
Intangible assets acquired from Earth Class Mail included customer relationships of $10.6 million, developed technology of $5.4 million and trade names of $0.2 million, which are being amortized over their estimated useful life using the straight-line method. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill.
The resulting goodwill of $48.6 million arising from the acquisition consisted largely of the assembled workforce and synergies expected from combining Earth Class Mail into our operations. The acquired goodwill is not expected to be deductible for tax purposes. Acquisition-related costs, including legal, regulatory, and consulting costs amounted to $1.4 million and were included within general and administrative expenses in our consolidated statement of operations.
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
Purely Solutions, LLC
In October 2020, we entered into a membership interest purchase agreement with Purely Solutions, LLC, or Pure, in which we acquired 100% of the membership interest as part of our plans to offer tax services. Pure provides tax preparation, tax advisory and payroll services.
The total fair value of the consideration for the acquisition was $2.3 million. Of the total consideration, $1.0 million was paid in cash on the acquisition date, with $0.5 million and $0.8 million to be paid in cash within six and eighteen months, respectively, from the acquisition date based upon certain earnout metrics being achieved including hiring targets and customer experience metrics. In 2022 and 2021, we paid out $0.6 million and $0.5 million upon the earnout metrics being partially and fully achieved, respectively. At December 31, 2021, we had classified the remaining contingent consideration in accrued expenses and other current liabilities in the accompanying consolidated balance sheet.
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
Note 6. Disposition of Business
Beaumont ABS Limited
In April 2020, we sold our conveyancing business in the U.K., Beaumont ABS Limited, or Beaumont, to a third-party buyer and paid $1.2 million in working capital to the buyers. Our loss on sale of this business was $1.8 million for the year ended December 31, 2020.
Note 7. Investments
Available-for-sale Debt Securities
In 2019, we invested in Legal Vision Pty Ltd., or Legal Vision, an Australian proprietary limited company that provides online legal services to small and medium size businesses, through the purchase of a convertible promissory note for a total of Australian Dollar, or AUD $1.0 million ($0.7 million). The convertible promissory note has a maturity term of ten years, which is convertible into Legal Vision’s common stock. The underlying conversion feature is automatically exercisable upon an exit event including an IPO, merger or sale, upon a new financing round, or at our election. At December 31, 2022, we do not hold any equity interests or in-substance common stock in Legal Vision, and accordingly, we have classified the convertible promissory note as an investment in an available-for-sale debt security in the accompanying consolidated balance sheet.
The fair value of the convertible promissory note is based on unobservable inputs that are categorized as Level 3 in the fair value hierarchy. We determined that the conversion option on the Legal Vision convertible promissory note will not have material value until Legal Vision executes on its business plans to drive growth, which consequently will drive the fair value of the associated conversion option in excess of the carrying value of the convertible promissory note. Accordingly, the fair value of the convertible debt approximated its carrying value as of December 31, 2022 and 2021. At December 31, 2022 and 2021, the fair value of our available-for-sale debt security in Legal Vision was AUD $1.5 million ($1.0 million) and AUD $1.5 million ($1.1 million), respectively, with the change due to fair value adjustments during the period. In 2022, key assumptions used in the Monte Carlo simulation model to determine the fair value of the convertible promissory note in Legal Vision were: expected term of 6.3 years, risk-free rate of 3.8% and volatility of 55%. The decline in fair value was non-credit related and therefore was recognized in other comprehensive income (loss) for the year ended December 31, 2022.
Since the Legal Vision convertible promissory note has a contractual maturity date that exceeds one year and we do not intend to liquidate in the next twelve months, we have classified the convertible promissory note as a noncurrent available-for-sale debt security in the accompanying consolidated balance sheets as of December 31, 2022 and 2021, respectively.
Between 2017 and 2019, we made several investments in firma.de Firmenbaukasten AG, or Firma, a German limited liability company that provides web-based business formation services to small business owners. The initial investments were made through the purchase of convertible promissory notes which are convertible into Firma’s common stock. The initial investments were consolidated into one convertible promissory note in July 2019, which has a maturity date of seven years. The underlying conversion feature is only exercisable upon Firma achieving a trailing 12-month revenue target of EUR €5.0 million any time prior to the maturity date in June 2026. In 2020, we fully impaired our investment in Firma and incurred a loss of $4.8 million as the present value of cash flows expected to be collected was less than the amortized cost basis of the investment. Therefore, we recognized an other-than-temporary impairment of EUR €4.3 million ($4.8 million) in our consolidated statements of operations during the year ended December 31, 2020.
Investments in Other Equity Securities
We hold an equity investment in LawPath, Pty Ltd, or LawPath, an Australian proprietary limited company that provides an online legal platform to individuals and small and medium size businesses. In October 2021, we invested an additional AUD $1.5 million ($1.1 million). The change in fair value, due to an orderly transaction, in our other equity securities was $1.8 million for the year ended December 31, 2021, which was recognized in other income, net in our consolidated statements of operations. At December 31, 2022 and 2021 our total equity interest in LawPath was approximately 14%.
In December 2018, we purchased shares of Class C nonvoting common units in Mylo, LLC, or Mylo, a digital insurance broker that services small and medium size businesses, for $3.0 million, resulting in a 4% interest in Mylo. In December 2022, we fully impaired our investment in Mylo and incurred a loss of $3.0 million as the fair value of our investment was determined to be zero based upon an observable sale of their common equity. Therefore, we recognized an impairment of $3.0 million in our consolidated statements of operations during the year ended December 31, 2022.
The investment in LawPath does not have readily determinable fair values. There were no other impairments of our investments during the years ended December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021, the carrying value of these investments is included in other assets in the accompanying consolidated balance sheets.

Note 8. Property and Equipment
Property and equipment, net, consisted of the following (in thousands):

	As of December 31,
	2022	2021
Building and building improvements	$—	$29,856
Land	—	6,456
Internal-use software	67,371	60,946
Purchased software	2,228	2,609
Furniture and office equipment	2,518	3,332
Computer hardware	14,074	13,762
Leasehold improvements	1,985	4,903
Software development in-progress	105	1,178
Total cost of property and equipment	88,281	123,042
Less: accumulated depreciation and amortization	(57,458)	(76,029)
Property and equipment, net	$30,823	$47,013
Depreciation and amortization expense related to property and equipment was $18.2 million, $15.7 million and $17.3 million for 2022, 2021 and 2020, respectively.
At December 31, 2022, 2021 and 2020, accumulated amortization in connection with internal-use software costs was $41.0 million, $42.5 million and $38.7 million, respectively. In 2022, 2021 and 2020, we recorded amortization expense of $14.6 million, $11.6 million and $12.3 million, respectively, in connection with these costs. Software development in-progress consists primarily of internal-use software projects, which when placed in service, will provide enhancements and improvements to the operational and functional capabilities to our online platforms and our customer-facing website. In 2022 and 2021, we capitalized internal-use software development costs of $21.4 million and $9.9 million, respectively. In 2022, no software development costs were impaired. In 2021 and 2020, we impaired $0.9 million and $1.1 million, respectively, of capitalized software developments costs related primarily to internal-use software projects that no longer met our business requirements or were no longer expected to be placed in service.
Note 9. Leases
We conduct operations from certain leased facilities in various locations. At December 31, 2022, we had various non-cancelable operating leases for office space and equipment, which expire between December 31, 2022, and November 30, 2029, and which represent the non-cancelable periods of the leases and include extension options that we determined are reasonably certain to be exercised. We exclude extension options that are not reasonably certain to be exercised from our lease terms. Our lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms. We often receive customary incentives from our landlords, such as reimbursements for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for these leases.
Operating lease liabilities on our consolidated balance sheets represent the present value of our remaining lease payments over the remaining lease terms. We do not allocate lease payments to non-lease components. We use our incremental borrowing rate to calculate the present value of our lease payments, as the implicit rates in our leases are not readily determinable.
Leases consist of the following (in thousands):

Assets	Classification	December 31, 2022
Operating	Operating lease right-of-use assets	$11,148
Finance	Property and equipment, net	62
Total leases		$11,210
Liabilities
Current
Operating	Operating lease liabilities	$2,317
Finance	Accrued expenses and other current liabilities	36
Non Current
Operating	Operating lease liabilities, non-current	8,958
Finance	Other liabilities	28
Total lease liabilities		$11,339

At December 31, 2022, the maturities of our remaining operating lease and finance lease liabilities were as follows (in thousands, except years and percentages):

	Year Ended December 31, 2022
	Operating leases	Finance leases	Total leases liabilities
2023	$2,764	$38	$2,802
2024	2,392	27	2,419
2025	1,813	2	1,815
2026	1,728	—	1,728
2027	1,661	—	1,661
Thereafter	2,456	—	2,456
Total minimum lease payments	12,814	67	12,881
Less: Effects of discounting	1,539	3	1,542
Present value of lease liabilities	$11,275	$64	$11,339
Less: current portion	$2,317	$36	$2,353
Long-term lease liabilities	$8,958	$28	$8,986
Weighted-average remaining lease term	5.6 years	1.9 years
Weighted-average incremental borrowing rate	4.39%	5.50%
The component of our lease costs included in our consolidated statements of operations for the year ended December 31, 2022, were as follows (in thousands):

December 31, 2022
Lease cost
Operating lease cost	$2,384
Other variable cost	250
Finance lease cost	17
Net lease cost	$2,651

Total future aggregate minimum lease payments calculated under ASC 840 as of December 31, 2021 were as follows (in thousands):

Operating Leases
Years Ending December 31,
2022	$2,372
2023	1,101
2024	867
2025	550
2026	505
Thereafter	1,033
Total minimum lease payments	$6,428

Note 10. Goodwill
The changes in goodwill for 2022 and 2021 were as follows (in thousands):

Amount
Balance as of December 31, 2020	$11,404
Acquisition	48,515
Foreign currency translation	(9)
Balance as of December 31, 2021	59,910
Acquisition	3,409
Foreign currency translation	(90)
Balance as of December 31, 2022	$63,229
As discussed in Note 5, we acquired UA Services in August 2022 and Earth Class Mail in November 2021.
Note 11. Intangible Assets, net
Intangible assets, net, consisted of the following (in thousands):

	As of December 31, 2022
	Remaining Weighted average useful life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	4.8	$17,841	$9,300	$8,541
Developed technology	3.2	16,813	6,689	10,124
Trade names	1.3	503	383	120
Assembled workforce	2.8	125	10	115
Total intangible assets		$35,282	$16,382	$18,900

	As of December 31, 2021
	Remaining Weighted average useful life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5.7	$19,163	$8,470	$10,693
Developed technology	4.8	10,605	5,487	5,118
Trade names	2.3	520	300	220
Total intangible assets		$30,288	$14,257	$16,031

As discussed in Note 5, we acquired Revv in October 2022, UA Services in August 2022 and Earth Class Mail in November 2021. In 2022, 2021 and 2020, we recorded amortization expense of $3.5 million, $1.0 million and $2.8 million, respectively.
At December 31, 2022, estimated future intangible assets amortization expense was as follows (in thousands):

For Years Ending December 31,
2023	$5,165
2024	5,082
2025	4,510
2026	2,670
2027	1,473
Total future amortization expense	$18,900
Note 12. Long-term Debt
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
The interest rate applicable to the 2021 Revolving Facility is, at our option, at a rate equal to the greatest of (i) the administrative agent’s prime rate (ii) the federal funds effective rate plus 1/2 of 1.0% or (iii) one month LIBOR (subject to a 1.00% floor), plus 1.00% or LIBOR (subject to a 0.00% floor) plus 2.00%. The interest rate margins under the 2021 Revolving Facility are subject to one reduction of 0.25% and a further reduction of 0.25% upon achieving total net first lien leverage ratios of 3.50 to 1.00 and 2.50 to 1.00, respectively. We are required to pay a commitment fee in respect of unutilized commitments under the 2021 Revolving Facility. The commitment fee is, initially, 0.35% per annum. The commitment fee is subject to one reduction of 0.10% if the total net first lien leverage ratio does not exceed 3.50 to 1.00. We are also required to pay customary letter of credit fees and agency fees. We have the option to voluntarily repay outstanding loans under the 2021 Revolving Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. There is no scheduled amortization under the 2021 Revolving Facility. Any principal amount outstanding is due and payable in full at maturity, five years from the closing date of the 2021 Revolving Facility. Obligations under the 2021 Revolving Facility are guaranteed by our existing and future direct and indirect material wholly-owned domestic subsidiaries, subject to certain exceptions. The 2021 Revolving Facility is secured by a first-priority security interest in substantially all of our assets, subject to certain exceptions.
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
At December 31, 2022 and 2021, we had no amounts outstanding under our 2021 Revolving Facility or any outstanding letters of credit. We were in compliance with all financial covenants as of December 31, 2022 and 2021.
Note 13. Derivative Financial Instruments
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
There were no interest rate swaps outstanding as of December 31, 2022 and 2021.
Financial Guarantee
In September 2019, we provided a financial guarantee relating to a former executive officer upon their voluntary termination. The executive officer entered into a personal loan with a financial institution for $50.0 million with a three-year term. The personal loan was collateralized by personal assets, an investment portfolio and our common stock owned by the former executive officer. We provided a financial guarantee to the financial institution up to $25.0 million had the former executive officer defaulted or not met certain collateral requirements throughout the term of the personal loan. We deposited $25.0 million into a money market fund with the financial institution, or restricted cash equivalent, to evidence this financial guarantee. Had the former executive officer not met certain collateral requirements or defaulted on the personal loan, the financial institution would have had the ability to use our restricted cash equivalent for any shortfall up to $25.0 million. In that event, we would have had full recourse against the former executive officer to recover the amount retained by the financial institution up to $25.0 million. The personal loan was required to be repaid by the former executive officer prior to our making a public filing with the Securities and Exchange Commission, or SEC, for our IPO, or September 2022, whichever came first. In the event of our IPO, the former executive officer had the option to sell up to $25.0 million of his common stock back to us to pay off the personal loan with the financial institution.
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
The impact from losses from our interest rate cap, interest rate swaps, and hybrid debt in our consolidated statements of operations were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Settlement of interest rate swaps	$1,052	$1,103
Amortization of prior hedge effectiveness	3,095	3,481
Fair value adjustment of interest rate swap	364	—
Amortization of interest rate cap premium	28	194
Interest expense on hybrid debt	368	630
Discontinuance of interest rate swaps and prior hedge effectiveness	9,240	—
Total, recorded in interest expense, net	$14,147	$5,408
Note 14. Commitments and Contingencies
Advertising, Media and Other Commitments
We use a variety of media to advertise our services, including search engine marketing, television and radio. At December 31, 2022, we had non-cancelable minimum advertising and media commitments for future advertising spots of $8.1 million, substantially all of which will be paid over a two year period. We also have non-cancelable agreements with various vendors, which require us to pay $67.9 million over a five year period, of which $51.1 million remains to be paid as of December 31, 2022.
Legal Proceedings
We received a demand letter dated April 20, 2020 from service partner Dun & Bradstreet alleging that Dun & Bradstreet had overpaid us for services. The letter alleges these overpayments occurred between 2015 and 2019, amounted to $5.6 million, and were caused by overreporting by us. The parties have continued to negotiate, and no claim has been filed. We deny and will continue to deny all of the allegations and claims asserted by Dun & Bradstreet, including, but not limited to, any allegation that Dun & Bradstreet has suffered any harm or damages. We believe we have meritorious defenses to the claims and will vigorously defend any action. While there is at least a reasonable possibility that a loss may be incurred, we have not recorded any loss or accrual in the accompanying consolidated financial statements at December 31, 2022 for this matter as a loss is not probable.
In July 2021, LegalInc Corporate Services Inc., our wholly owned subsidiary, or LegalInc, received a citation from the Wyoming Secretary of State regarding LegalInc’s registered agent services in Wyoming. The citation alleges that LegalInc failed to comply with Wyoming’s Registered Offices and Agents Act when carrying out its registered agent business in the state and assessed an initial $4.1 million penalty and revoked LegalInc’s status as a commercial registered agent in Wyoming. LegalInc requested a hearing to review the matter and engaged in negotiations with the State culminating in a settlement executed on December 28, 2022. This matter is now settled for an immaterial amount.
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
Note 15. Stockholders’ Equity
Stock Repurchase Program
On March 1, 2022, our board of directors approved a stock repurchase program authorizing us to repurchase up to $150.0 million of our common stock, with no fixed expiration. Stock repurchases under this program may be made through any manner, including open market transactions, accelerated stock repurchase agreements, or privately negotiated transactions with third-parties, and in such amounts as management deems appropriate. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our shares of common stock under this authorization. This program does not obligate us to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the discretion of our board of directors.
During the year ended December 31, 2022, using the Rule 10b5-1 plans, we repurchased a total of 9,256,268 shares of our common stock through open market purchases at an average per share price of $10.28 for a total repurchase of $95.1 million including broker commission. The repurchases were recorded as a reduction to our accumulated deficit in the accompanying consolidated statements of stockholders’ equity.
Note 16. Stock-based Compensation
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
Under the 2021 ESPP our employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the stock at the beginning of the offering period or at the end of each applicable purchase period. The 2021 ESPP generally provides for offering periods of six months in duration with purchase periods ending on either May 15 or November 15. Contributions under the 2021 ESPP are limited to a maximum of 15% of an employee’s eligible compensation. ESPP purchases are settled with common stock from the ESPP’s previously-authorized and available pool of shares. The stock-based compensation expense incurred in 2022 and 2021 was $0.7 million and $0.4 million, respectively. Our policy is to issue new common stock upon the exercise of stock options.
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
Stock-based Compensation Expense
We recorded stock-based compensation expense in the following categories in the accompanying consolidated statements of operations and balance sheets (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$2,931	$1,733	$177
Sales and marketing	10,144	15,746	1,122
Technology and development	16,574	38,796	2,703
General and administrative	50,820	56,557	9,719
Total stock-based compensation expense	80,469	112,832	13,721
Amount capitalized to internal-use software	2,526	674	46
Total stock-based compensation expense	$82,995	$113,506	$13,767

Stock Options
Stock option activity for the year ended December 31, 2022 is as follows (in thousands, except weighted-average exercise price and remaining contract life):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	15,274	$10.47	8.0	$97,094
Granted	2,766	14.15
Exercised	(333)	1.52
Cancelled/forfeited	(552)	13.97
Outstanding at December 31, 2022	17,155	$11.13	7.1	$3,698
Vested and expected to vest at December 31, 2022	17,153	$11.13	7.1	$3,698
Exercisable at December 31, 2022	10,582	$9.85	6.4	$3,669
The aggregate intrinsic values in the table above represents the difference, if any, between the fair value per share of our common stock and the option exercise prices multiplied by the number of options at the respective balance sheet dates. The total intrinsic value of stock options exercised in 2022, 2021 and 2020 was $3.9 million, $13.5 million and $12.3 million, respectively. At December 31, 2022, total remaining stock-based compensation expense for unvested awards is $29.5 million, which is expected to be recognized over a weighted-average period of 2.2 years.
The weighted-average grant-date fair value per share of options granted using the Black-Scholes option pricing model for 2022, 2021 and 2020 was $6.61, $11.78 and $4.32, respectively. There was a realized tax benefit of $2.6 million, $12.3 million and $14.2 million for tax deductions from stock options exercised in 2022, 2021 and 2020, respectively. All tax effects related to stock-based compensation have been recorded in our provision for income taxes in the accompanying consolidated statements of operations.
The weighted-average assumptions that were used to calculate the grant-date fair value of our stock option grants using the Black-Scholes option pricing model were as follows:

	Year Ended December 31,
	2022	2021	2020
Expected life (years)	5.6	5.4	5.2
Risk-free interest rate	2.6%	1.0%	1.1%
Expected volatility	48%	46%	45%
Expected dividend yield	—	—	—
In June 2021, we granted 970,970 options to our executive officers that were contingent on the effectiveness of the registration statement of our IPO, which occurred on June 29, 2021, or IPO Options. Because the number of options and exercise price of the IPO Options were based on the IPO price to the public, the grant date for accounting purposes was not established until the effective date of our IPO. As the IPO was a performance condition, no stock-based compensation expense was recognized until our IPO registration statement was declared effective. The related stock-based compensation expense for the year ended December 31, 2022 was $4.5 million and stock-based compensation of $3.1 million will be recognized over a weighted-average requisite service period of approximately 2.6 years.

Restricted and Performance Stock Units
A summary of restricted stock units, or RSUs, and performance stock units, or PSUs, activity for the year ended December 31, 2022 is as follows (in thousands, except weighted-average grant-date fair value):

	Number of Units	Weighted- Average Grant- Date Fair Value (1)
Unvested at December 31, 2021	3,577	$21.52
Granted	8,024	12.88
Cancelled/forfeited	(1,264)	15.19
Vested	(1,458)	20.60
Unvested at December 31, 2022	8,879	$14.76
(1) Includes weighted average grant date and modification date fair values.
The fair value of vested RSUs in 2022, 2021 and 2020, were $18.5 million and $18.1 million and $3.4 million, respectively. Our RSUs consist of time-based RSUs. For the year ended December 31, 2022, 2021 and 2020, total stock-based compensation expense related to RSUs was $41.4 million, $38.6 million and $3.7 million, respectively. At December 31, 2022, total remaining stock-based compensation expense for unvested RSU awards is $97.6 million, which is expected to be recognized over a weighted-average period of 3.0 years. Since the consummation of our IPO, our outstanding RSUs no longer contain performance conditions which impact future vesting. There was no tax benefit for 2022. There was a realized tax benefit of $3.5 million and $0.4 million, for tax deductions from RSU settlements in 2021 and 2020, respectively.
In November 2022, we granted 211,864 PSUs, with a grant date fair value of $2.0 million to certain employees where 25% and 50% of the PSUs vest upon the first and second anniversaries, respectively, from the Revv asset acquisition date should certain headcount thresholds be maintained, and 25% will vest upon the third anniversary from the Revv asset acquisition date. Stock-based compensation expense for these PSUs of $0.1 million was recognized on a graded vesting basis during the year ended December 31, 2022 and stock-based compensation of $1.9 million will be recognized over a weighted-average requisite service period of approximately 3.9 years.
In June 2021, we granted 388,389 RSUs with a value of $10.9 million to our executive officers that were contingent on the effectiveness of the registration statement of our IPO, or IPO RSUs. As the IPO was a performance condition, no stock-based compensation expense was recognized until our IPO registration statement was declared effective. Stock-based compensation expense for the year ended December 31, 2022 was $4.3 million and was $3.1 million for the year ended December 31, 2021. Stock-based compensation of $2.9 million will be recognized over a weighted-average requisite service period of approximately 2.6 years.
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
We modified the vesting conditions of 4,477,218 outstanding performance options of certain executive officers and employees so that the performance options do not fully vest immediately upon an IPO. Instead, subject to and contingent upon the effective date of an IPO, the modified performance options for executive officers will vest monthly over a four-year period from their original vesting commencement dates and the modified performance options of certain employees will vest 25% on the first anniversary from the vesting commencement date, and then vest monthly over the remaining service period, subject to continued employment through the applicable vesting dates. As the modified awards contain a performance condition that is satisfied upon an IPO, we remeasured the fair value of the performance options on the date of modification. This new fair value of $76.6 million will be recognized as stock-based compensation expense using the graded vesting method, with an immediate stock-based compensation expense recognized on the effective date of our IPO registration statement for the modified performance options for which the service vesting condition was satisfied on or prior to the effective date of the IPO registration statement, and all remaining compensation expense will be recognized thereafter over the remaining service period. We recognized stock-based compensation expense of $23.3 million from the effective date of our IPO registration statement through June 30, 2021 and we recognized stock-based compensation of $24.1 million during the six months ended December 31, 2021. Stock-based compensation expense for the year ended December 31, 2022 was $19.9 million. At December 31, 2022, remaining compensation of $7.1 million will be recognized over a remaining weighted-average service period of 1.5 years.
We modified the vesting conditions of 3,627,936 outstanding 2019 performance options of an executive officer so that in the event of an IPO, the modified 2019 performance options will vest monthly over a four-year period from the original vesting commencement date in 2019, subject to continued employment of the executive officer, rather than vesting upon the fourth anniversary of the original date of grant based on achieving certain stock price thresholds. Incremental stock-based compensation expense as a result of this modification was $11.4 million. Upon our IPO, we recognized stock-based compensation expense for the modified 2019 performance options for which the service vesting condition was satisfied on or prior to the effective date of the IPO registration statement, and all remaining compensation will be recognized thereafter over the remaining service period using the graded vesting method. We recognized stock-based compensation expense of $6.6 million from the effective date of our IPO registration statement through June 30, 2021 and we recognized stock-based compensation of $6.7 million during the six months ended December 31, 2021. Stock-based compensation expense for the year ended December 31, 2022 was $5.0 million. At December 31, 2022, remaining compensation expense of $0.9 million will be recognized over a remaining weighted-average service period of 0.8 years.
We modified the vesting conditions of 111,902 outstanding performance RSUs of certain employees so that the modified performance RSUs do not vest immediately upon an IPO. Instead, subject to and contingent upon the effective date of an IPO registration statement, the modified performance RSUs vest 25% on the first anniversary from their respective vesting commencement dates, then monthly over the remaining service period, subject to the continued employment through the applicable vesting dates. As the modified RSUs contain a performance condition that is satisfied upon an IPO, we remeasured the fair value of the performance RSUs on the date of modification. This new fair value of approximately $2.9 million will be recognized as stock-based compensation expense using the graded vesting method, with an immediate stock-based compensation expense recognized on the effective date of our IPO registration statement for the performance RSUs for which the service vesting condition was satisfied on or prior to the effective date of the IPO registration statement, and all remaining compensation will be recognized thereafter over the remaining service period. We recognized stock-based compensation expense of $0.2 million from the effective date of our IPO registration statement through June 30, 2021 and we recognized stock-based compensation of $1.2 million during the six months ended December 31, 2021. Stock-based compensation expense for the year ended December 31, 2022 was $0.6 million. At December 31, 2022, remaining compensation expense of $0.4 million will be recognized over a remaining weighted-average service period of 1.8 years.
We modified the vesting conditions of 1,725,942 outstanding LERSUs and 1,706,888 outstanding time-based options of certain executive officers to amend the severance vesting acceleration benefit applicable for the LERSUs and to remove the CIC event vesting acceleration benefit for the time-based options. There was no incremental stock-based compensation associated with the modification of the time-based options. We remeasured the fair value of the LERSUs on the date of modification and this new fair value of approximately $43.3 million will be recognized using the graded vesting method, with an immediate stock-based compensation expense recognized on the effective date of our IPO registration statement for the modified LERSUs that have satisfied the service-vesting condition on or prior to the effective date of our IPO registration statement, and all remaining compensation will be recognized thereafter over the remaining service period. We recognized stock-based compensation expense of $7.4 million from the effective date of our IPO registration statement through June 30, 2021 and we recognized stock-based compensation of $15.8 million during the six months ended December 31, 2021. Stock-based compensation expense for the year ended December 31, 2022 was $13.0 million. At December 31, 2022, remaining compensation expense of $6.2 million will be recognized over a remaining weighted-average service period of 1.8 years.
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
Note 17. Net (Loss) Income Per Share Attributable to Common Stockholders
The following table shows the computation of basic and diluted net (loss) income per share attributable to common stockholders (in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net (loss) income	$(48,733)	$(108,664)	$9,896
Less: amounts attributable to redeemable convertible preferred stock	—	—	(2,673)
Net (loss) income attributable to common stockholders—basic	(48,733)	(108,664)	7,223
Add: undistributed earnings reallocated to common stockholders	—	—	39
Net (loss) income attributable to common stockholders—diluted	$(48,733)	$(108,664)	$7,262
Denominator:
Weighted-average common stock used in computing net (loss) income per share attributable to common stockholders—basic	195,829	161,424	124,709
Effect of potentially dilutive securities:
Stock options	—	—	2,444
Restricted stock units	—	—	106
Weighted-average common stock used in computing net (loss) income per share attributable to common stockholders—diluted	195,829	161,424	127,259
Net (loss) income per share attributable to common stockholders—basic and diluted	$(0.25)	$(0.67)	$0.06
The following table presents the number of options, RSUs, PSUs and restricted stock excluded from the calculation of diluted net (loss) income per share attributable to common stockholders because they are anti-dilutive (in thousands):

	As of December 31,
	2022	2021	2020
Options to purchase common stock	17,155	15,274	12,529
RSUs and PSUs	8,879	3,577	2,235
ESPP	140	96	—
Restricted stock	—	50	100
Total	26,174	18,997	14,864

Note 18. Fair Value Measurements
The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	As of December 31, 2022
	Level 1	Level 2	Level 3
Available-for-sale debt securities	$—	$—	$995
Money market fund	130,215	—	—
Total assets	$130,215	$—	$995
Contingent consideration	—	—	836
Total liabilities	$—	$—	$836

	As of December 31, 2021
	Level 1	Level 2	Level 3
Available-for-sale debt securities	$—	$—	$1,122
Money market fund	30,215	—	—
Total assets	$30,215	$—	$1,122
Contingent consideration	—	—	750
Total liabilities	$—	$—	$750
There was no change in the fair value of the contingent consideration from our acquisition of UAS and Pure for the years ended December 31, 2022 and 2021.
Our available-for-sale debt securities measured using Level 3 inputs have the following activity (in thousands):

	As of December 31,
	2022	2021	2020
Beginning balance	$1,122	$1,050	$5,528
Change in fair value	(127)	72	434
Other-than-temporary impairment	—	—	(4,912)
Ending balance	$995	$1,122	$1,050
Our financial guarantee measured using Level 3 inputs has the following activity (in thousands):

	As of December 31,
	2021	2020
Beginning balance	$150	$1,900
Change in fair value	—	(1,750)
Gain on cancellation of financial guarantee	(150)	—
Ending balance	$—	$150
Note 19. Restructuring
In 2022, we incurred $1.9 million in severance costs related to a reduction in headcount in our U.S. workforce. Restructuring expenses include salary and benefits for the impacted employees and are included in general and administrative expenses in the accompanying consolidated statements of operations.
In 2020, we incurred $0.6 million in severance costs related to a reduction in headcount in our U.K. workforce. In 2020, we incurred $1.9 million in severance costs related to a reduction in headcount in our U.S. workforce in October, or U.S. restructuring. Restructuring expenses include salary and benefits for the impacted employees and are included in general and administrative expenses in the accompanying consolidated statements of operations. As part of the severance arrangement for our U.S. restructuring, certain separated employees were eligible to participate in a tender offer transaction and we repurchased 319,257 shares of common stock from employees who were existing stockholders and vested option holders for total consideration of approximately $3.1 million. The repurchased shares were constructively retired.

Note 20. Income Taxes
The following are the domestic and foreign components of our (loss) income before income taxes (in thousands):

	Year Ended December 31,
	2022	2021	2020
Domestic	$(49,383)	$(119,195)	$25,272
Foreign	1,710	(420)	(12,947)
Total (loss) income before income taxes	$(47,673)	$(119,615)	$12,325
The details for the provision for (benefit from) for income taxes by jurisdiction are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current
Federal	$647	$(194)	$846
State	1,143	760	243
Foreign	63	78	15
Total current provision	1,853	644	1,104
Deferred
Federal	1,142	(9,605)	2,322
State	(1,935)	(1,990)	(997)
Foreign	—	—	—
Total deferred provision	(793)	(11,595)	1,325
Total provision for (benefit from) income tax	$1,060	$(10,951)	$2,429
The provision for (benefit from) income taxes for December 31, 2022, 2021, and 2020, differed from the amounts computed by applying the U.S. Federal income tax rate of 21% to (loss) income before income taxes as a result of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
(Benefit from) provision for income taxes at statutory rate	$(10,012)	$(25,120)	$2,588
State income taxes, net of federal benefit	(1,424)	(2,309)	(891)
Rate differential on foreign earnings	(104)	(68)	(1,217)
Research and development credits	(1,346)	(887)	(1,340)
Change in valuation allowance	304	809	5,011
Stock-based compensation	2,021	(3,065)	(2,162)
Nondeductible stock-based compensation	10,012	18,267	—
Unrecognized tax benefits	975	703	978
Non-deductible expenses	630	287	(52)
Other	4	432	(486)
Total provision for (benefit from) income taxes	$1,060	$(10,951)	$2,429

The tax effects of temporary differences that give rise to significant portions of our deferred tax assets and liabilities consisted of the following as of December 31, 2022 and 2021, (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets
Deferred revenue	$316	$697
Accrued expenses	7,995	5,321
Stock-based compensation	9,293	7,631
Impairment on investment	1,445	1,445
Net operating loss carryforwards	15,117	17,206
Tax credit carryforwards	12,839	12,112
Lease liabilities	2,934	—
Interest expense carryforwards	6,004	10,851
Capital loss carryforwards	453	452
Capitalized research expenses	6,674	—
Total deferred tax assets	63,070	55,715
Valuation allowance	(14,644)	(14,170)
Net deferred tax assets	48,426	41,545
Deferred tax liabilities
Depreciation and amortization	(12,780)	(10,865)
Right of use asset	(2,900)	—
State taxes	(3,366)	(3,026)
Net deferred tax liabilities	(19,046)	(13,891)
Net deferred tax assets and liabilities	$29,380	$27,654
We evaluated the realizability of net deferred tax assets and determined it is more likely than not that separate state net operating losses, state net operating losses from the acquisition of LegalInc, capital loss carryovers from the acquisition of Earth Class Mail, the deferred tax assets for Pulse IP, LLC and Pulse Business, LLC, and foreign deferred tax assets will not be realized based on the available objective evidence and have recorded a valuation allowance on such deferred tax assets.
The following table summarizes the valuation allowance:

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$14,170	$12,950	$7,816
Net increase in current year	91	1,312	4,646
Net increase (decrease) in valuation prior period	383	(14)	528
Net decrease in valuation allowance from acquisitions	—	(78)	(40)
Ending balance	$14,644	$14,170	$12,950
Net changes in the valuation allowance in the years ended December 31, 2022, 2021, and 2020 include changes recorded through earnings relating to losses primarily from foreign operations and to a lesser extent valuation allowances established relating to acquired businesses.
At December 31, 2022 and 2021, we had federal net operating loss, or NOL, carryforwards of $16.8 million and $29.8 million, respectively, which will begin to expire in 2032. At December 31, 2022, and 2021, we had state NOL carryforwards of $59.9 million and $58.8 million, respectively, which will begin to expire in 2027. At December 31, 2022 and 2021, we had foreign NOL carryforwards of $33.6 million and $31.8 million, respectively, which can be carried forward indefinitely and are not subject to expiration. At December 31, 2022 and 2021, we had federal tax credit carryforwards of $7.1 million and $7.6 million, respectively, which will begin to expire in 2035. At December 31, 2022 and 2021, we had state tax credit carryforwards of $10.8 million and $9.6 million, respectively, which carry forward indefinitely. Our domestic entities may be subject to an annual limitation on the utilization of NOL and credit carryforwards based on changes in ownership as defined by Section 382 of the Internal Revenue Code of 1986. In 2021

we acquired Earth Class Mail and in 2022 we acquired Revvsales Inc. Both were structured as stock acquisitions. Since there was a change in ownership, the acquired NOL carryforwards are subject to an annual Section 382 limitation on the utilization of the NOL carryforwards.
We have had foreign operations since 2013. We have not provided for U.S. income taxes on the undistributed earnings and other outside temporary differences of foreign subsidiaries as they are considered indefinitely reinvested outside the U.S. At December 31, 2022, 2021, and 2020, the amount of temporary differences related to undistributed earnings and other outside temporary differences upon which U.S. income taxes are not material to our consolidated financial statements.
The following table summarizes the changes in unrecognized tax benefits for the years ended December 31, 2022, 2021, and 2020 (in thousands):

Gross Unrealized Tax Benefits
Balance at December 31, 2019	$6,256
Additions for tax positions related to the current year	916
Additions for tax positions related to prior years	59
Balance at December 31, 2020	$7,231
Additions for tax positions related to the current year	887
Reductions for tax positions related to prior years	(245)
Balance at December 31, 2021	$7,873
Additions for tax positions related to the current year	999
Additions for tax positions related to prior years	48
Balance at December 31, 2022	$8,920
If recognized, $8.9 million of unrecognized tax benefits, excluding interest and penalties, would reduce our annual effective tax rate. Due to the uncertain and complex application of tax laws and regulations, it is possible that the ultimate resolution of uncertain positions may result in liabilities that could be materially different from these estimates. In such an event, we will record additional tax expense or benefit in the period in which resolution occurs. Our policy is to recognize interest and penalties related to income tax matters in income tax expense. At December 31, 2022 and 2021, accrued interest and penalties related to income tax positions were not material to our consolidated financial statements. We do not anticipate that unrecognized tax benefits will materially change within the next twelve months.
We are subject to taxation and file income tax returns in the U.S. federal, state, and foreign jurisdictions. The federal income tax returns for the years 2019 through 2021 and state income tax returns for the tax years 2008 through 2021 remain open to examination.
Note 21. Related Party Transactions
There were no related party transactions identified for December 31, 2022. In 2021 and 2020, we incurred software and software maintenance fees of $0.9 million and $1.0 million, respectively, from two software vendors controlled by our largest stockholder. Amounts due to these vendors were immaterial as of December 31, 2021.
In December 31, 2020, we paid lead generation payments of $0.8 million, to a vendor in which a relative of the chairman of our board of directors is their President. At December 31, 2020, amounts due to this vendor were $1.5 million, respectively. In December 31, 2020, we received lead generation payments of $0.6 million, from this same vendor. There were no such transactions during the years ended December 31, 2022 and 2021.
Note 22. 401(k) Savings Plan
We have a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Under the 401(k) plan, matching contributions are based upon the amount of the employees’ contributions subject to certain limitations. We contributed $3.7 million, $2.3 million, and $1.8 million to the 401(k) plan in 2022, 2021, and 2020, respectively.

Note 23. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) consisted of the following:

	Year Ended December 31, 2022
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$(2,078)	$—	$(2,078)
Change during period	3,436	—	3,436
Ending balance	$1,358	$—	$1,358
Available-for-sale debt securities:
Beginning balance	$331	$(48)	$283
Unrealized loss	(147)	3	(144)
Ending balance	$184	$(45)	$139
Accumulated other comprehensive income:
Beginning balance	$(1,747)	$(48)	$(1,795)
Other comprehensive income	3,289	3	3,292
Ending balance	$1,542	$(45)	$1,497

	Year Ended December 31, 2021
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$(3,014)	$—	$(3,014)
Change during period	936	—	936
Ending balance	$(2,078)	$—	$(2,078)
Available-for-sale debt securities:
Beginning balance	$281	$(36)	$245
Unrealized gains	50	(12)	38
Ending balance	$331	$(48)	$283
Cash flow hedges:
Beginning balance	$(14,708)	$3,650	$(11,058)
Unrealized gain on interest rate swaps and cap	2,897	(1,449)	1,448
Reclassification of losses from interest rate cap to net loss	28	(8)	20
Reclassification of prior hedge effectiveness to net loss	3,076	(781)	2,295
Reclassification to net loss upon extinguishment of interest rate swaps	8,707	(1,412)	7,295
Ending balance	$—	$—	$—
Accumulated other comprehensive loss:
Beginning balance	$(17,441)	$3,614	$(13,827)
Other comprehensive income	15,694	(3,662)	12,032
Ending balance	$(1,747)	$(48)	$(1,795)

	Year Ended December 31, 2020
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$(1,718)	$—	$(1,718)
Change during period	(1,296)	—	(1,296)
Ending balance	$(3,014)	$—	$(3,014)
Available-for-sale debt securities:
Beginning balance	$231	$—	$231
Unrealized gains	144	(36)	108
Loss from impairment	(94)	—	(94)
Ending balance	$281	$(36)	$245
Cash flow hedges:
Beginning balance	$(5,627)	$1,387	$(4,240)
Unrealized losses on interest rate swaps and cap	(12,756)	3,178	(9,578)
Reclassification of losses from interest rate cap to net income	194	(48)	146
Reclassification of prior hedge effectiveness to net income	3,481	(867)	2,614
Ending balance	$(14,708)	$3,650	$(11,058)
Accumulated other comprehensive loss:
Beginning balance	$(7,114)	$1,387	$(5,727)
Other comprehensive loss	(10,327)	2,227	(8,100)
Ending balance	$(17,441)	$3,614	$(13,827)

Note 24. Unaudited Selected Quarterly Financial Information
As previously disclosed on February 17, 2023 and February 27, 2023, in connection with the preparation of our consolidated financial statements for the year ended December 31, 2022, we identified tax errors within our previously issued unaudited condensed consolidated financial statements as of and for the quarterly and year to date periods ended March 31, 2022, (“Q1 2022”), June 30, 2022 (“Q2 2022”), and September 30, 2022 (“Q3 2022”) as included in our previously filed Quarterly Reports on Form 10-Q. Specifically, within our income tax provision there was an error relating to the identification of named executive officers subject to limitation on the deductibility of executive compensation under Internal Revenue Code Section 162(m), or Section 162(m).
As a result of this error, Q1 2022 deferred tax assets were understated and the provision for income taxes was overstated by $3.9 million, reflecting a discrete impact of $2.4 million and a $1.5 million impact resulting from the error in the annual effective tax rate. The Section 162(m) error also had the impact of a $0.2 million understatement of the benefit for income taxes and a $4.1 million overstatement of the provision for income taxes for the three and six months ended June 30, 2022, respectively, and a $1.2 million overstatement of the benefit for income taxes and a $2.8 million overstatement of the provision for income taxes for the three and nine months ended September 30, 2022, respectively, and the associated impacts on deferred tax assets. Management has concluded that such errors resulted in the previously issued Q1 2022, Q2 2022, and Q3 2022 unaudited condensed consolidated financial statements, including the respective year-to-date periods, being materially misstated and therefore require restatement.
In connection with the tax errors noted above, we are also correcting other previously identified immaterial errors related to: i) $1.2 million of revenue and $0.2 million of associated costs of revenue, that should have been recognized in Q1 2022, and which was initially corrected for as an out of period correction in Q2 2022; ii) $1.2 million of a late customer acquisition marketing, or CAM credit, that should have been recognized as a reduction to sales and marketing expense in Q2 2022, and which was initially corrected for as an out of period adjustment in Q3 2022; and iii) $0.9 million of revenue and $0.3 million of associated costs of revenue that should have been recognized in Q3 2022.
The following table presents summarized unaudited consolidated quarterly financial information for each of the quarters in the year ended December 31, 2022 (in thousands, except per share amounts):

	Three Months Ended
	December 31, 2022	September 30, 2022 As Restated	June 30, 2022 As Restated	March 31, 2022 As Restated
Revenue	$146,626	$155,277	$162,649	$155,427
Cost of revenue	47,448	50,314	57,151	56,182
Gross profit	99,178	104,963	105,498	99,245
Operating expenses:
Sales and marketing	47,920	67,369	71,721	76,874
Technology and development	18,821	17,457	16,197	17,959
General and administrative	27,497	30,103	28,969	29,488
Impairment of long-lived and other assets	11	237	—	—
Total operating expenses	94,249	115,166	116,887	124,321
Income (loss) from operations	4,929	(10,203)	(11,389)	(25,076)
Interest income (expense), net	1,032	535	29	(53)
Other income (expense), net	1,625	(2,536)	(2,022)	(1,544)
Impairment of other equity security	(3,000)	—	—	—
Income (loss) before income taxes	4,586	(12,204)	(13,382)	(26,673)
Provision for (benefit from) income taxes	2,842	(223)	(639)	(920)
Net income (loss)	$1,744	$(11,981)	$(12,743)	$(25,753)
Net income (loss) per share attributable to common stockholders—basic and diluted:	$0.01	$(0.06)	$(0.06)	$(0.13)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—basic:	192,401	194,906	197,819	198,265
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—diluted:	193,327	194,906	197,819	198,265
Description of Restatement of Financial Information
In the following tables, we have presented a reconciliation of our unaudited condensed consolidated financial information as originally reported, to the as restated amounts as of and for the three months ended March 31, 2022, the three and six months ended June 30, 2022, and the three and nine months ended September 30, 2022. The restatements will be effected in future filings of our 2023 unaudited condensed consolidated financial statements within our Quarterly Reports on Form 10-Q.
The table below sets forth the unaudited condensed consolidated balance sheet information, including the balances as reported, adjustments and the balances as restated (in thousands, except per share amounts):

	September 30, 2022			June 30, 2022			March 31, 2022
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$211,812	$—	$211,812	$215,537	$—	$215,537	$247,504	$—	$247,504
Accounts receivable, net of allowance $4,419, $4,508. and $3,633, respectively	13,578	122	13,700	12,993	—	12,993	12,784	605	13,389
Prepaid expenses and other current assets	16,624	(264)	16,360	13,860	—	13,860	23,172	(242)	22,930
Current assets held for sale	22,722	—	22,722	—	—	—	—	—	—
Total current assets	264,736	(142)	264,594	242,390	—	242,390	283,460	363	283,823
Property and equipment, net	29,012	—	29,012	49,342	—	49,342	47,769	—	47,769
Goodwill	63,184	—	63,184	59,933	—	59,933	59,994	—	59,994
Intangible assets, net	13,552	—	13,552	14,570	—	14,570	15,361	—	15,361
Operating lease right-of-use assets	11,796	—	11,796	6,961	—	6,961	5,292	—	5,292
Deferred income taxes	27,473	2,803	30,276	25,685	4,064	29,749	24,849	3,877	28,726

Available-for-sale debt securities	1,183	—	1,183	1,182	—	1,182	1,182	—	1,182
Other assets	12,877	(1)	12,876	13,319	(7)	13,312	13,157	—	13,157
Total assets	$423,813	$2,660	$426,473	$413,382	$4,057	$417,439	$451,064	$4,240	$455,304
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	25,805	—	25,805	18,404	—	18,404	31,747	—	31,747
Accrued expenses and other current liabilities	59,916	(21)	59,895	55,820	(1,235)	54,585	56,509	97	56,606
Deferred revenue	168,705	(738)	167,967	163,140	—	163,140	163,729	(713)	163,016
Operating lease liabilities	2,054	—	2,054	1,542	—	1,542	1,607	—	1,607
Total current liabilities	256,480	(759)	255,721	238,906	(1,235)	237,671	253,592	(616)	252,976
Operating lease liabilities, non-current	9,568	—	9,568	4,842	—	4,842	3,505	—	3,505
Deferred revenue	1,013	—	1,013	1,137	—	1,137	1,283	—	1,283
Other liabilities	2,926	—	2,926	2,841	—	2,841	2,833	—	2,833
Total liabilities	269,987	(759)	269,228	247,726	(1,235)	246,491	261,213	(616)	260,597
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000 shares authorized; 0 issued or outstanding at September 30, 2022, June 30, 2022, and March 31, 2022, respectively	—	—	—	—	—	—	—	—	—
Common stock, $0.001 par value; 1,000,000 shares authorized; 193,848, 196,076, and 198,599 shares issued and outstanding at September 30, 2022, June 30, 2022, and March 31, 2022, respectively	193	—	193	196	—	196	198	—	198
Additional paid-in capital	1,015,068	—	1,015,068	994,558	—	994,558	969,731	—	969,731
Accumulated deficit	(865,933)	3,419	(862,514)	(830,952)	5,292	(825,660)	(779,723)	4,856	(774,867)
Accumulated other comprehensive income (loss)	4,498	—	4,498	1,854	—	1,854	(355)	—	(355)
Total stockholders’ equity	153,826	3,419	157,245	165,656	5,292	170,948	189,851	4,856	194,707
Total liabilities and stockholders’ equity	$423,813	$2,660	$426,473	$413,382	$4,057	$417,439	$451,064	$4,240	$455,304
The table below sets forth the unaudited condensed consolidated statements of operations, including the balances as reported, adjustments and the as restated balances (in thousands, except per share amounts):

	Three Months Ended
	September 30, 2022			June 30, 2022			March 31, 2022
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Revenue	$154,416	$861	$155,277	$163,867	$(1,218)	$162,649	$154,209	$1,218	$155,427
Cost of revenue	50,050	264	50,314	57,393	(242)	57,151	55,940	242	56,182
Gross profit	104,366	597	104,963	106,474	(976)	105,498	98,269	976	99,245
Operating expenses:
Sales and marketing	66,145	1,224	67,369	72,945	(1,224)	71,721	76,874	—	76,874
Technology and development	17,457	—	17,457	16,197	—	16,197	17,959	—	17,959
General and administrative	30,103	—	30,103	28,969	—	28,969	29,488	—	29,488
Impairment of long-lived and other assets	237	—	237	—	—	—	—	—	—
Total operating expenses	113,942	1,224	115,166	118,111	(1,224)	116,887	124,321	—	124,321
Loss from operations	(9,576)	(627)	(10,203)	(11,637)	248	(11,389)	(26,052)	976	(25,076)
Interest income (expense), net	535	—	535	29	—	29	(53)	—	(53)
Other expense, net	(2,536)	—	(2,536)	(2,022)	—	(2,022)	(1,544)	—	(1,544)
Loss before income taxes	(11,577)	(627)	(12,204)	(13,630)	248	(13,382)	(27,649)	976	(26,673)
(Benefit from) provision for income taxes	(1,469)	1,246	(223)	(451)	(188)	(639)	2,960	(3,880)	(920)
Net loss	$(10,108)	$(1,873)	$(11,981)	$(13,179)	$436	$(12,743)	$(30,609)	$4,856	$(25,753)
Net loss per share attributable to common stockholders—basic and diluted:	$(0.05)	$—	$(0.06)	$(0.07)	$—	$(0.06)	$(0.15)	$—	$(0.13)
Weighted-average shares used to compute net loss per share attributable to common stockholders—basic and diluted:	194,906	—	194,906	197,819	—	197,819	198,265	—	198,265
The table below sets forth the unaudited condensed consolidated statements of operations, including the balances as reported, adjustments and the balances as restated (in thousands, except per share amounts):

	Nine Months Ended			Six Months Ended
	September 30, 2022			June 30, 2022
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Revenue	$472,492	$861	$473,353	$318,076	$—	$318,076
Cost of revenue	163,383	264	163,647	113,333	—	113,333
Gross profit	309,109	597	309,706	204,743	—	204,743
Operating expenses:
Sales and marketing	215,964	—	215,964	149,819	(1,224)	148,595
Technology and development	51,613	—	51,613	34,156	—	34,156
General and administrative	88,560	—	88,560	58,457	—	58,457
Impairment of long-lived and other assets	237	—	237	—	—	—
Total operating expenses	356,374	—	356,374	242,432	(1,224)	241,208
Loss from operations	(47,265)	597	(46,668)	(37,689)	1,224	(36,465)
Interest income (expense), net	511	—	511	(24)	—	(24)
Other expense, net	(6,102)	—	(6,102)	(3,566)	—	(3,566)
Loss before income taxes	(52,856)	597	(52,259)	(41,279)	1,224	(40,055)
Provision for (benefit from) income taxes	1,040	(2,822)	(1,782)	2,509	(4,068)	(1,559)
Net loss	$(53,896)	$3,419	$(50,477)	$(43,788)	$5,292	$(38,496)
Net loss per share attributable to common stockholders—basic and diluted:	$(0.27)	$—	$(0.26)	$(0.22)	$—	$(0.19)
Weighted-average shares used to compute net loss per share attributable to common stockholders—basic and diluted:	196,984	—	196,984	198,040	—	198,040

The tables below sets forth the unaudited condensed consolidated statements of comprehensive (loss) income, including balances as reported, adjustments and balances as restated amounts (in thousands):

	Three Months Ended
	September 30, 2022			June 30, 2022			March 31, 2022
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net Loss	$(10,108)	$(1,873)	$(11,981)	$(13,179)	$436	$(12,743)	$(30,609)	$4,856	$(25,753)
Total other comprehensive income	2,644	—	2,644	2,209	—	2,209	1,440	—	1,440
Total comprehensive loss	$(7,464)	$(1,873)	$(9,337)	$(10,970)	$436	$(10,534)	$(29,169)	$4,856	$(24,313)

	Nine Months Ended September 30, 2022			Six Months Ended June 30, 2022
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net loss	$(53,896)	$3,419	$(50,477)	$(43,788)	$5,292	$(38,496)
Total other comprehensive income	6,293	—	6,293	3,649	—	3,649
Total comprehensive loss	$(47,603)	$3,419	$(44,184)	$(40,139)	$5,292	$(34,847)
The table below sets forth the unaudited condensed consolidated statements of stockholders’ equity, including balances as reported, adjustments and balances as restated amounts (in thousands):

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) income	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2022 as reported	198,599	$198	$969,731	$(779,723)	$(355)	$189,851
Cumulative adjustments to net loss	—	—	—	4,856	—	4,856
Balance at March 31, 2022 as restated	198,599	$198	$969,731	$(774,867)	$(355)	$194,707

Balance at June 30, 2022 as reported	196,079	$196	$994,558	$(830,952)	$1,854	$165,656
Cumulative adjustments to net loss	—	—	—	5,292	—	5,292
Balance at June 30, 2022 as restated	196,079	$196	$994,558	$(825,660)	$1,854	$170,948

Balance at September 30, 2022 as reported	193,848	$193	$1,015,068	$(865,933)	$4,498	$153,826
Cumulative adjustments to net loss	—	—	—	3,419	—	3,419
Balance at September 30, 2022 as restated	193,848	$193	$1,015,068	$(862,514)	$4,498	$157,245

The table below sets forth the unaudited condensed consolidated statements of cash flows, including balances as reported, adjustments and balances as restated amounts (in thousands):

	Nine Months Ended September 30, 2022			Six Months Ended June 30, 2022			Three Months Ended March 31, 2022
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Cash flows from operating activities
Net loss	$(53,896)	$3,419	$(50,477)	$(43,788)	$5,292	$(38,496)	$(30,609)	$4,856	$(25,753)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,187	—	16,187	10,933	—	10,933	5,394	—	5,394
Amortization of right-of-use assets	1,290	—	1,290	852	—	852	378	—	378
Amortization of debt issuance costs	170	—	170	112	—	112	56	—	56
Impairment of other equity securities	170	—	170	170	—	170	170	—	170
Impairment of long-lived assets	237	—	237	—	—	—	—	—	—
Stock-based compensation	64,490	—	64,490	44,712	—	44,712	21,865	—	21,865
Deferred income taxes	166	(2,803)	(2,637)	1,955	(4,064)	(2,109)	2,791	(3,877)	(1,086)
Change in fair value of contingent consideration	(150)	—	(150)	(150)	—	(150)	—	—	—
Unrealized foreign exchange loss	5,958	—	5,958	3,405	—	3,405	1,379	—	1,379
Other	(1)	—	(1)	(1)	—	(1)	—	—	—
Changes in operating assets and liabilities, net of effects of business combination:
Accounts receivable	(2,902)	(122)	(3,024)	(2,357)	—	(2,357)	(2,150)	(605)	(2,755)
Prepaid expenses and other current assets	(560)	264	(296)	(417)	—	(417)	(6,706)	242	(6,464)
Other assets	(864)	1	(863)	(345)	7	(338)	(811)	—	(811)
Accounts payable	(6,417)	—	(6,417)	(13,553)	—	(13,553)	(117)	—	(117)
Accrued expenses and other liabilities	7,606	(21)	7,585	8,156	(1,235)	6,921	5,675	97	5,772
Operating lease liabilities	(1,599)	—	(1,599)	(1,642)	—	(1,642)	(770)	—	(770)
Income tax payable	22	—	22	15	—	15	7	—	7
Deferred revenue	22,108	(738)	21,370	16,700	—	16,700	17,185	(713)	16,472
Net cash provided by operating activities	52,015	—	52,015	24,757	—	24,757	13,737	—	13,737
Cash flows from investing activities
Acquisition, net of cash acquired	(2,532)	—	(2,532)	—	—	—	—	—	—
Proceeds from acquisition working capital adjustment	307	—	307	307	—	307	304	—	304
Purchase of property and equipment	(16,441)	—	(16,441)	(10,379)	—	(10,379)	(4,911)	—	(4,911)
Net cash used in investing activities	(18,666)	—	(18,666)	(10,072)	—	(10,072)	(4,607)	—	(4,607)
Cash flows from financing activities
Repayment of capital lease obligations	—	—	—	—	—	—	(4)	—	(4)
Payment of contingent consideration	(600)	—	(600)	(600)	—	(600)	—	—	—
Repurchase of common stock	(61,736)	—	(61,736)	(39,155)	—	(39,155)	(1,094)	—	(1,094)
Shares surrendered for settlement of minimum statutory tax withholding	(41)	—	(41)	(30)	—	(30)	(11)	—	(11)
Proceeds from issuance of stock under employee stock plans	1,682	—	1,682	1,487	—	1,487	237	—	237
Net cash (used in) financing activities	(60,695)	—	(60,695)	(38,298)	—	(38,298)	(872)	—	(872)
Effect of exchange rate changes on cash and cash equivalents	(139)	—	(139)	(147)	—	(147)	(51)	—	(51)
Net (decrease) increase in cash and cash equivalents, and restricted cash equivalents	(27,485)	—	(27,485)	(23,760)	—	(23,760)	8,207	—	8,207
Cash and cash equivalents, and restricted cash equivalents, at beginning of the period	239,297	—	239,297	239,297	—	239,297	239,297	—	239,297
Cash and cash equivalents at end of the period	$211,812	$—	$211,812	$215,537	$—	$215,537	$247,504	$—	$247,504

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, because of the material weaknesses in our internal control over financial reporting described below, our principal executive officer and principal financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level. Notwithstanding such material weaknesses in internal control over financial reporting, our principal executive officer and principal financial officer have concluded that our consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows at and for the periods presented in conformity with generally accepted accounting principles in the United States, or GAAP.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP.
Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in “Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022 due to the material weaknesses described below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2022, we identified the following material weaknesses:
•We did not maintain an effective control environment. Specifically, we did not maintain sufficient accounting resources commensurate with our structure and financial reporting requirements. This material weakness contributed to the additional material weaknesses described below:
•We did not design and maintain effective controls to address the initial application of complex accounting standards and accounting of non-routine, unusual or complex events and transactions.
•We did not design and maintain effective controls over our financial statement close process. Specifically, we did not design and maintain effective controls over the income tax provision and certain account analyses and account reconciliations.
The material weakness related to the income tax provision resulted in the restatement of our unaudited condensed consolidated financial statements for the quarters and year-to-date periods ended March 31, 2022, June 30, 2022 and September 30, 2022. The material weaknesses related to the control environment, the initial application of complex accounting standards and accounting of non-routine, unusual or complex events and transactions and certain account reconciliations and account analyses resulted in adjustments to our 2018 financial statements primarily related to debt extinguishment costs, goodwill, revenue, accounts receivable, foreign exchange expense and deferred revenue. Additionally, these material weaknesses could result in a misstatement of any account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Remediation Plan
Management is committed to taking the necessary steps to remediate the above identified material weaknesses. We are implementing a plan to remediate the material weaknesses as follows:
•We have hired and are planning to continue to hire additional experienced accounting, financial reporting and internal control personnel and refined our key control roles and responsibilities;
•We provided and are planning to provide additional internal control training programs to all accounting personnel;

•We continue to design and implement controls to address the identification, accounting for, and review of non-routine, unusual or complex and initial applications of complex accounting standards, including the continued engagement of external consultants to provide support and to assist us in our evaluation of such transactions; and
•We continue to design and implement the relevant controls to enable effective and timely review of the income tax provision and certain account analyses and account reconciliations, including the identification of relevant supporting documentation, assessment of the reliability of reports and spreadsheets used, and retention of sufficient detailed evidence of review procedures performed.
We have made progress to remediate the material weaknesses and we believe our remediation plan to be sufficient to remediate the identified material weaknesses. However, the implementation of these remediation measures requires validation and testing of the design and operating effectiveness of internal control over a sustained period of financial reporting prior to reaching a determination that the material weaknesses have been remediated. As we continue to validate and test our internal control over financial reporting, we may determine that additional measures or modifications to the remediation plan are necessary or appropriate. If the steps we take do not remediate the material weaknesses in a timely manner, there could continue to be a reasonable possibility that these control deficiencies or others could result in a material misstatement of account balances or disclosures that would result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis. This, in turn, could jeopardize our ability to comply with our reporting obligations, limit our ability to access the capital markets or adversely impact our stock price.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Item 9B. Other Information
None
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable

Part III
Item 10. Directors, Executive Officers and Corporate Governance
We maintain a Code of Business Conduct and Ethics that applies to all employees, including all officers, and members of our board of directors. Our Code of Business Conduct and Ethics incorporates guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. Our Code of Business Conduct and Ethics is published on our Investor Relations website at https://investors.legalzoom.com. To the extent required by rules adopted by the SEC and The Nasdaq Stock Market LLC, we intend to promptly disclose amendments to our Code of Business Conduct and Ethics, or waivers of such provisions granted to executive officers and directors, on this website.
All other information required by this Item 10 is incorporated herein by reference from the information contained in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2022.
Item 11. Executive Compensation
The information required by this Item 11 is incorporated herein by reference from the information contained in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated herein by reference from the information contained in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated herein by reference from the information contained in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2022.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 is incorporated herein by reference from the information contained in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2022.

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
(3) Index to Exhibits
See the exhibits listed below under Part (b).
(b) Exhibits
The exhibits listed below are furnished or filed as part of this report.

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of LegalZoom.com, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2021).
3.2
Amended and Restated Bylaws of LegalZoom.com, Inc. (incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 21, 2021).

4.1
Form of LegalZoom.com, Inc.’s Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 21, 2021).

4.2
Fourth Amended and Restated Investors’ Rights Agreement, by and among LegalZoom.com, Inc. and certain of its stockholders, dated June 18, 2021 (incorporated by reference to Exhibit 4.2 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 21, 2021).

4.3*	Description of our Common Stock.
10.1+	2016 Stock Incentive Plan and forms of award agreements (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 filed with the SEC on June 4, 2021).
10.2+
2021 Equity Incentive Plan and forms of award agreements (incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 21, 2021).

10.3+	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 21, 2021).
10.4+
Form of Indemnification Agreement, by and between LegalZoom.com, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 filed with the SEC on June 4, 2021).

10.5+
Amended and Restated Employment Agreement, by and between LegalZoom.com, Inc. and Dan Wernikoff, dated June 16, 2021 (incorporated by reference to Exhibit 10.5 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 21, 2021).

10.6+
Amendment to Employment Agreement, by and between LegalZoom Inc. and Dan Wernikoff dated April 21, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 16, 2022).

10.7+
Amended and Restated Employment Agreement, by and between LegalZoom.com, Inc. and Noel B. Watson, dated June 16, 2021 (incorporated by reference to Exhibit 10.7 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 21, 2021).

10.8+
Amendment to Employment Agreement, by and between LegalZoom.com, Inc. and Noel Watson dated March 12, 2022 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2022).

10.9+
Amended and Restated Employment Agreement, by and between LegalZoom.com, Inc. and Shrisha Radhakrishna, dated June 16, 2021 (incorporated by reference to Exhibit 10.6 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 21, 2021).

10.10+
Amendment to Employment Agreement, by and between LegalZoom.com, Inc. and Shrisha Radhakrishna, dated October 26, 2021 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2021).

10.11+
Second Amendment to Employment Agreement, by and between LegalZoom.com, Inc. and Shrisha Radhakrishna, dated March 11, 2022 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2022).

10.12+
Employment Agreement, by and between LegalZoom.com, Inc. and Rich Preece dated June 16, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2022).

10.13+
Amendment to Employment Agreement, by and between LegalZoom.com, Inc. and Rich Preece dated October 27, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2022).

10.14+
Second Amendment to Employment Agreement, by and between LegalZoom.com, Inc. and Rich Preece dated March 12, 2022 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2022).

10.15*+	Employment Agreement, by and between LegalZoom.com, Inc. and Nicole Miller dated June 16, 2021.
10.16+	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2022).
10.17
Director Nomination Agreement, by and between LegalZoom.com, Inc. and certain of its stockholders dated June 18, 2021 (incorporated by reference to Exhibit 10.16 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 21, 2021).

10.18
Amended and Restated Credit and Guaranty Agreement, by and between LegalZoom.com, Inc., the other parties thereto and JPMorgan Chase Bank N.A., as administrative agent, dated July 2, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2021).

21.1*	Subsidiaries of LegalZoom.com, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 were formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (v) Consolidated Statements of Cash Flows.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
______________
*    Filed herewith.
** Furnished herewith.
+    Indicates a management contract or compensatory plan.
(c) Financial Statement Schedules
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

Signature	Title	Date

/s/ Dan Wernikoff	Chief Executive Officer and Director	March 1, 2023
Dan Wernikoff	(Principal Executive Officer)

/s/ Noel Watson	Chief Financial Officer	March 1, 2023
Noel Watson	(Principal Financial and Accounting Officer)

/s/ Dipanjan Deb	Director	March 1, 2023
Dipanjan Deb

/s/ Elizabeth Hamren	Director	March 1, 2023
Elizabeth Hamren

/s/ John Murphy	Director	March 1, 2023
John Murphy

/s/ Dipan Patel	Director	March 1, 2023
Dipan Patel

/s/ Brian Ruder	Director	March 1, 2023
Brian Ruder

/s/ Jeffrey Stibel	Director	March 1, 2023
Jeffrey Stibel

/s/ Neil Tolaney	Director	March 1, 2023
Neil Tolaney

/s/ Christine Wang	Director	March 1, 2023
Christine Wang

/s/ Sivan Whiteley	Director	March 1, 2023
Sivan Whiteley