Form 10-Q
period 2023-03-31
LEGALZOOM.COM, INC.
filed 2023-05-09
CIK 1286139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended March 31, 2023
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

Large accelerated filer	☒	Accelerated filer	o
Non-accelerated filer	o	Smaller reporting company	o
		Emerging growth company	o
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No  ☒
As of May 5, 2023, the registrant had outstanding 191,117,738 shares of common stock, $0.001 par value per share, outstanding.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, stock compensation, business strategy, plans, market growth and our objectives for future operations.
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including but not limited to those factors discussed below under “Summary of Risk Factors” and in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, as well as those in our subsequent filings with the Securities and Exchange Commission, or SEC. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
You should read this Quarterly Report on Form 10-Q and the documents that we reference herein and have filed as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise.
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
•The recent restatement of certain of our unaudited condensed consolidated financial statements may affect investor confidence and raise reputational issues and may subject us to additional risks and uncertainties, including increased professional costs and the increased possibility of legal proceedings and regulatory inquiries.
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

Part I
Item 1. Condensed Consolidated Financial Statements (Unaudited)
LegalZoom.com, Inc.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par values)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$204,126	$189,082
Accounts receivable, net of allowances of $4,870 and $4,730, respectively	15,766	13,177
Prepaid expenses and other current assets	19,581	16,699
Current assets held for sale	22,722	22,722
Total current assets	262,195	241,680
Property and equipment, net	34,446	30,823
Goodwill	63,247	63,229
Intangible assets, net	17,566	18,900
Operating lease right-of-use assets	10,461	11,148
Deferred income taxes	26,682	29,380
Available-for-sale debt securities	1,000	995
Other assets	8,755	9,240
Total assets	$424,352	$405,395
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$25,803	$25,312
Accrued expenses and other current liabilities	51,682	57,373
Deferred revenue	181,219	164,200
Operating lease liabilities	2,351	2,317
Total current liabilities	261,055	249,202
Operating lease liabilities, non-current	8,353	8,958
Deferred revenue	794	892
Other liabilities	4,133	3,968
Total liabilities	274,335	263,020
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000 shares authorized at March 31, 2023 and December 31, 2022, none issued or outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 1,000,000 shares authorized; 191,244 shares and 190,822 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	190	190
Additional paid-in capital	1,049,948	1,032,550
Accumulated deficit	(900,987)	(891,862)
Accumulated other comprehensive income	866	1,497
Total stockholders’ equity	150,017	142,375
Total liabilities and stockholders’ equity	$424,352	$405,395
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
		(Restated)
Revenue	$165,936	$155,427
Cost of revenue	60,395	56,182
Gross profit	105,541	99,245
Operating expenses:
Sales and marketing	60,150	76,874
Technology and development	19,683	17,959
General and administrative	26,504	29,488
Total operating expenses	106,337	124,321
Loss from operations	(796)	(25,076)
Interest income (expense), net	1,581	(53)
Other income (expense), net	694	(1,544)
Income (loss) before income taxes	1,479	(26,673)
Provision for (benefit from) income taxes	3,837	(920)
Net loss	$(2,358)	$(25,753)
Net loss per share attributable to common stockholders—basic and diluted:	$(0.01)	$(0.13)
Weighted-average shares used to compute net loss per share attributable to common stockholders—basic and diluted:	191,293	198,265
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(In thousands)

	Three Months Ended March 31,
	2023	2022
		(Restated)
Net loss	$(2,358)	$(25,753)
Other comprehensive income, net of tax:
Change in foreign currency translation adjustments	(631)	1,402
Change in available-for-sale debt securities due to unrealized gains	—	38
Total other comprehensive (loss) income	(631)	1,440
Total comprehensive loss	$(2,989)	$(24,313)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	190,822	$190	$1,032,550	$(891,862)	$1,497	$142,375
Issuance of common stock upon exercise of stock options	28	—	22	—	—	22
Issuance of common stock upon vesting of restricted stock awards	1,164	1	(1)	—	—	—
Stock-based compensation	—	—	17,378	—	—	17,378
Repurchased common stock	(771)	(1)	—	(6,767)	—	(6,768)
Other comprehensive loss	—	—	—	—	(631)	(631)
Net loss	—	—	—	(2,358)	—	(2,358)
Balance at March 31, 2023	191,244	$190	$1,049,948	$(900,987)	$866	$150,017

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	198,084	$198	$947,160	$(748,012)	$(1,795)	$197,551
Issuance of common stock upon exercise of stock options	202	—	225	—	—	225
Issuance of common stock upon vesting of restricted stock awards	392	—	—	—	—	—
Stock-based compensation	—	—	22,346	—	—	22,346
Repurchased common stock	(79)	—	—	(1,102)	—	(1,102)
Other comprehensive income	—	—	—	—	1,440	1,440
Net loss	—	—	—	(25,753)	—	(25,753)
Balance at March 31, 2022 (Restated)	198,599	$198	$969,731	$(774,867)	$(355)	$194,707
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2023	2022
		(Restated)
Cash flows from operating activities
Net loss	$(2,358)	$(25,753)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,569	5,394
Amortization of right-of-use assets	687	378
Amortization of debt issuance costs	56	56
Impairment of other equity security	—	170
Stock-based compensation	16,467	21,865
Deferred income taxes	2,763	(1,086)
Change in fair value of contingent consideration	(631)	—
Unrealized foreign exchange (gain) loss	(579)	1,379
Changes in operating assets and liabilities:
Accounts receivable	(2,588)	(2,755)
Prepaid expenses and other current assets	(2,869)	(6,464)
Other assets	348	(811)
Accounts payable	936	(117)
Accrued expenses and other liabilities	(4,947)	5,772
Operating lease liabilities	(572)	(770)
Income tax payable	7	7
Deferred revenue	16,918	16,472
Net cash provided by operating activities	29,208	13,737
Cash flows from investing activities
Proceeds from acquisition working capital adjustment	—	304
Purchase of property and equipment	(7,428)	(4,911)
Net cash used in investing activities	(7,428)	(4,607)
Cash flows from financing activities
Repayment of capital lease obligations	(9)	(4)
Repurchase of common stock	(6,768)	(1,094)
Shares surrendered for settlement of minimum statutory tax withholding	—	(11)
Proceeds from issuance of stock under employee stock plans	22	237
Net cash used in financing activities	(6,755)	(872)
Effect of exchange rate changes on cash and cash equivalents	19	(51)
Net increase in cash and cash equivalents	15,044	8,207
Cash and cash equivalents, at beginning of the period	189,082	239,297
Cash and cash equivalents, at end of the period	$204,126	$247,504
Non-cash operating, investing, and financing activities:
Purchase of property and equipment included in accounts payable and accrued expenses and other current liabilities	$1,120	$764
Capitalized stock-based compensation	911	481
Right-of-use assets under operating leases	—	5,670
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of the Business
LegalZoom.com, Inc. was initially formed as a California corporation in 1999 and reincorporated as a Delaware corporation in 2007. LegalZoom.com, Inc. and its wholly owned subsidiaries are referred to herein as the “Company”, “we,” “us,” or “our”.
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
Note 2. Restatement
As previously disclosed on February 17 and February 27, 2023, in connection with the preparation of our consolidated financial statements for the year ended December 31, 2022, we identified tax errors within our previously issued unaudited condensed consolidated financial statements as of and for the quarterly and year to date periods ended March 31, 2022, or Q1 2022, June 30, 2022, or Q2 2022, and September 30, 2022, or Q3 2022, as included in our previously filed Quarterly Reports on Form 10-Q. Specifically, within our income tax provision there was an error relating to the identification of named executive officers subject to limitation on the deductibility of executive compensation under Internal Revenue Code Section 162(m), or Section 162(m).
As a result of this error, Q1 2022 deferred tax assets were understated and the provision for income taxes was overstated by $3.9 million, reflecting a discrete impact of $2.4 million and a $1.5 million impact resulting from the error in the annual effective tax rate. The Section 162(m) error also had the impact of a $0.2 million understatement of the benefit for income taxes and a $4.1 million overstatement of the provision for income taxes for the three and six months ended June 30, 2022, respectively, and a $1.2 million overstatement of the benefit for income taxes and a $2.8 million overstatement of the provision for income taxes for the three and nine months ended September 30, 2022, respectively, and the associated impacts on deferred tax assets. Management concluded that such errors resulted in the previously issued Q1 2022, Q2 2022, and Q3 2022 unaudited condensed consolidated financial statements, including the respective year-to-date periods, being materially misstated and therefore require restatement.
In connection with the tax errors noted above, we are also correcting other previously identified immaterial errors related to: i) $1.2 million of revenue and $0.2 million of associated costs of revenue that should have been recognized in Q1 2022, and which were initially corrected for as an out of period correction in Q2 2022; ii) $1.2 million of a late customer acquisition marketing, or CAM credit, that should have been recognized as a reduction to sales and marketing expense in Q2 2022, and which was initially corrected for as an out of period adjustment in Q3 2022; and iii) $0.9 million of revenue and $0.3 million of associated costs of revenue that should have been recognized in Q3 2022.
Description of Restatement of Financial Information
In the following tables, we have presented a reconciliation of our unaudited condensed consolidated financial information as originally reported, to the as restated amounts as of and for the three months ended March 31, 2022. The restatements for the three and six months ended June 30, 2022, and the three and nine months ended September 30, 2022 will be effected in future filings of our 2023 unaudited condensed consolidated financial statements within our Quarterly Reports on Form 10-Q.
The table below sets forth the unaudited condensed consolidated balance sheet information, including the balances as reported, adjustments and the balances as restated (in thousands, except per share amounts):

	March 31, 2022
	As Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$247,504	$—	$247,504
Accounts receivable, net of allowances of $3,633	12,784	605	13,389
Prepaid expenses and other current assets	23,172	(242)	22,930
Total current assets	283,460	363	283,823
Property and equipment, net	47,769	—	47,769

	March 31, 2022
	As Reported	Adjustments	As Restated
Goodwill	59,994	—	59,994
Intangible assets, net	15,361	—	15,361
Operating lease right-of-use assets	5,292	—	5,292
Deferred income taxes	24,849	3,877	28,726
Available-for-sale debt securities	1,182	—	1,182
Other assets	13,157	—	13,157
Total assets	$451,064	$4,240	$455,304
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	31,747	—	31,747
Accrued expenses and other current liabilities	56,509	97	56,606
Deferred revenue	163,729	(713)	163,016
Operating lease liabilities	1,607	—	1,607
Total current liabilities	253,592	(616)	252,976
Operating lease liabilities, non-current	3,505	—	3,505
Deferred revenue	1,283	—	1,283
Other liabilities	2,833	—	2,833
Total liabilities	261,213	(616)	260,597
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000 shares authorized; 0 issued or outstanding at March 31, 2022	—	—	—
Common stock, $0.001 par value; 1,000,000 shares authorized; 198,599 shares issued and outstanding at March 31, 2022	198	—	198
Additional paid-in capital	969,731	—	969,731
Accumulated deficit	(779,723)	4,856	(774,867)
Accumulated other comprehensive income (loss)	(355)	—	(355)
Total stockholders’ equity	189,851	4,856	194,707
Total liabilities and stockholders’ equity	$451,064	$4,240	$455,304
The table below sets forth the unaudited condensed consolidated statement of operations, including the balances as reported, adjustments and the as restated balances (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2022
	As Reported	Adjustments	As Restated
Revenue	$154,209	$1,218	$155,427
Cost of revenue	55,940	242	56,182
Gross profit	98,269	976	99,245
Operating expenses:
Sales and marketing	76,874	—	76,874
Technology and development	17,959	—	17,959
General and administrative	29,488	—	29,488
Total operating expenses	124,321	—	124,321
Loss from operations	(26,052)	976	(25,076)
Interest (expense) income, net	(53)	—	(53)
Other expense, net	(1,544)	—	(1,544)
Loss before income taxes	(27,649)	976	(26,673)
(Benefit from) provision for income taxes	2,960	(3,880)	(920)
Net loss	$(30,609)	$4,856	$(25,753)

	Three Months Ended
	March 31, 2022
Net loss per share attributable to common stockholders—basic and diluted:	$(0.15)	$—	$(0.13)
Weighted-average shares used to compute net loss per share attributable to common stockholders—basic and diluted:	198,265	—	198,265
The tables below sets forth the unaudited condensed consolidated statement of comprehensive (loss) income, including balances as reported, adjustments and balances as restated amounts (in thousands):

	Three Months Ended
	March 31, 2022
	As Reported	Adjustments	As Restated
Net Loss	$(30,609)	$4,856	$(25,753)
Total other comprehensive income	1,440	—	1,440
Total comprehensive loss	$(29,169)	$4,856	$(24,313)

The table below sets forth the unaudited condensed consolidated statement of stockholders’ equity, including balances as reported, adjustments and balances as restated amounts (in thousands):

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) income	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2022 as reported	198,599	$198	$969,731	$(779,723)	$(355)	$189,851
Cumulative adjustments to net loss	—	—	—	4,856	—	4,856
Balance at March 31, 2022 as restated	198,599	$198	$969,731	$(774,867)	$(355)	$194,707

The table below sets forth the unaudited condensed consolidated statement of cash flows, including balances as reported, adjustments and balances as restated amounts (in thousands):

	Three Months Ended March 31, 2022
	As Reported	Adjustments	As Restated
Cash flows from operating activities
Net loss	$(30,609)	$4,856	$(25,753)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,394	—	5,394
Amortization of right-of-use assets	378	—	378
Amortization of debt issuance costs	56	—	56
Impairment of other equity securities	170	—	170
Stock-based compensation	21,865	—	21,865
Deferred income taxes	2,791	(3,877)	(1,086)
Unrealized foreign exchange loss	1,379	—	1,379
Changes in operating assets and liabilities, net of effects of business combination:
Accounts receivable	(2,150)	(605)	(2,755)
Prepaid expenses and other current assets	(6,706)	242	(6,464)
Other assets	(811)	—	(811)
Accounts payable	(117)	—	(117)
Accrued expenses and other liabilities	5,675	97	5,772
Operating lease liabilities	(770)	—	(770)
Income tax payable	7	—	7
Deferred revenue	17,185	(713)	16,472
Net cash provided by operating activities	13,737	—	13,737
Cash flows from investing activities
Proceeds from acquisition working capital adjustment	304	—	304

	Three Months Ended March 31, 2022
	As Reported	Adjustments	As Restated
Purchase of property and equipment	(4,911)	—	(4,911)
Net cash used in investing activities	(4,607)	—	(4,607)
Cash flows from financing activities
Repayment of capital lease obligations	(4)	—	(4)
Repurchase of common stock	(1,094)	—	(1,094)
Shares surrendered for settlement of minimum statutory tax withholding	(11)	—	(11)
Proceeds from issuance of stock under employee stock plans	237	—	237
Net cash used in financing activities	(872)	—	(872)
Effect of exchange rate changes on cash and cash equivalents	(51)	—	(51)
Net increase in cash and cash equivalents, and restricted cash equivalents	8,207	—	8,207
Cash and cash equivalents, and restricted cash equivalents, at beginning of the period	239,297	—	239,297
Cash and cash equivalents at end of the period	$247,504	$—	$247,504
Note 3. Summary of Significant Accounting Policies
A summary of the significant accounting policies we follow in the preparation of the accompanying unaudited condensed consolidated financial statements is set forth below.
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2022. The December 31, 2022 unaudited condensed consolidated balance sheet was derived from our audited consolidated financial statements as of that date. Our unaudited condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the unaudited condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. There have been no significant changes in accounting policies during the three months ended March 31, 2023 from those disclosed in the annual consolidated financial statements for the year ended December 31, 2022 and the related notes, except as noted below in the Recently Adopted Accounting Pronouncements.
The operating results for the three months ended March 31, 2023 are not necessarily indicative of the results expected for the full year ending December 31, 2023.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, however not limited to, revenue recognition, sales allowances and expected credit loss allowances, available-for-sale debt securities, other equity securities, recoverability of long-lived assets and goodwill, income taxes, commitments and contingencies, and stock-based compensation. Actual results could differ materially from those estimates. On an ongoing basis, we evaluate the estimates compared to historical experience and other factors including the current economic and regulatory environment, which form the basis for our judgments about the carrying value of assets and liabilities.
Significant Accounting Policies
Significant accounting policies are detailed in "Note 2: Summary of Significant Accounting Policies" of our Annual Report on Form 10-K for the year ended December 31, 2022. On January 1, 2022, we adopted Financial Accounting Standards Board, or FASB, Accounting Standards Codification No. 842, Leases, or ASC 842, with application to leases that existed as of the adoption date. On January 1, 2022, we also adopted Accounting Standard Update, or ASU, No. 2016-13, Financial Instruments—Credit losses: Measurement of Credit Losses on Financial Instruments (Topic 326), or ASU 2016-13, using the modified-retrospective transition method for assets measured at amortized cost other than available-for-sale debt securities, which was adopted using a prospective transition approach. The adoption of Topic 326 did not have a material impact on our unaudited condensed consolidated financial statements.

Segment and Geographic Information
Our Chief Executive Officer, as the Chief Operating Decision Maker, organizes our company, manages resource allocations, and measures performance on the basis of one operating segment.
Revenue outside of the U.S., based on the location of the customer, represented less than 1% of our unaudited consolidated revenue for the three months ended March 31, 2023 and 2022. Our property and equipment and right-of-use, or ROU, assets located outside of the U.S. were immaterial as of March 31, 2023 and December 31, 2022.
Foreign Currency
The British Pound Sterling is the functional currency for our foreign subsidiaries. The financial statements of these foreign subsidiaries are translated to U.S. Dollars using period-end rates of exchange for assets and liabilities, historical rates of exchange for equity, and average rates of exchange for the period for revenue and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of our unaudited condensed consolidated statements of stockholders’ equity (deficit). We recognized foreign currency transaction gains of $0.6 million during the three months ended March 31, 2023 and foreign currency transaction losses of $1.4 million during the three months ended March 31, 2022.
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
Due to a large and diverse customer base, no individual customer represented more than 10% of total revenue for the three months ended March 31, 2023 and 2022. At March 31, 2023 and December 31, 2022, there were no customers with an outstanding balance of 10% or more of our total accounts receivable balance.
Accounts Receivable and Allowance for Credit Losses
Our accounts receivable balances, which are not collateralized and do not bear interest, primarily consist of amounts receivable from our credit and debit card merchant processors, customer receivables, and fees due from third-parties for services purchased by our customers from such third-parties. We reduce our accounts receivable for sales allowances and a reserve for potentially uncollectible receivables. We determine the amount of the allowances based on various factors, including historical collection experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect our ability to collect from customers. Account balances are charged off against the allowance when we determine that it is not probable we will collect the receivable. At March 31, 2023 and December 31, 2022 the allowance for credit losses was not material.
Leases
On January 1, 2022, we recorded operating lease ROU assets of $5.7 million and operating lease liabilities of $5.9 million. The difference between the leased assets and lease liabilities represents the existing deferred rent liabilities balance at adoption of ASC 842, resulting from historical straight-line recognition of operating leases, which was reclassified upon adoption to reduce the measurement of the leased assets. The adoption of the standard did not have a material impact on our stockholders’ equity, results of operations, or cash flows.
The standard provides several optional practical expedients in transition. We elected the package of practical expedients permitted under the transition guidance, which eliminates the requirement to reassess whether a contract contains a lease and lease classification.
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
Subscription revenue—Subscription revenue is generated primarily from subscriptions to our registered agent services, compliance packages, attorney advice, legal forms services, tax services, and virtual mail services in addition to software-as-a-service, or SaaS, subscriptions in the U.K. We generally recognize revenue from our subscriptions ratably over the subscription term. Subscription terms generally range from thirty days to one year. Subscription revenue includes the transaction price allocated to bundled free trials for our subscription services and is net of promotional discounts, cancellations, sales allowances and credit reserves and payments to third-party service providers such as legal plan law firms.
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
Revenue from our transaction, subscription and partner revenue is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
		(Restated)
Transaction	$62,239	$65,325
Subscription	97,311	84,364
Partner	6,386	5,738
Total revenue	$165,936	$155,427
Recent Accounting Pronouncements
Prior to December 31, 2022, we qualified as an emerging growth company, or EGC, and were allowed by the Jumpstart Our Business Startups Act to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements were made applicable to private companies. We became a large accelerated filer and no longer qualified as an EGC at the conclusion of the fiscal year ended December 31, 2022. The adoption dates discussed below for recently adopted accounting pronouncements reflect the transition periods required as a result of becoming a large accelerated filer as of December 31, 2022. For all future new or revised accounting pronouncements, we will be required to adopt in accordance with public company timelines.

Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit losses: Measurement of Credit Losses on Financial Instruments (Topic 326), which revises the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which results in more timely recognition of losses on financial instruments, including, but not limited to, available-for-sale debt securities and accounts receivable. We adopted ASU 2016-13 effective January 1, 2022. The adoption of this accounting standard did not have a material impact on our unaudited condensed consolidated financial statements.
In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which requires that a buyer in a supplier finance program disclose qualitative and quantitative information about its supplier finance programs. We adopted ASU 2022-04 effective January 1, 2023. The adoption of this accounting standard did not have a material impact on our unaudited condensed consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement—Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (Topic 820), or Topic 820, which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments are effective for fiscal years beginning after December 15, 2023. We are currently evaluating the impact of the adoption on our consolidated financial statements.
In March 2023, the FASB issued ASU No. 2023-01, Leases (Topic 842): Common Control Arrangements, which amends certain provisions of ASC 842 related to the accounting for leasehold improvements in common-control arrangements. ASU 2023-01 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted in any annual or interim period as of the beginning of the related fiscal year. We are currently evaluating the impact of the adoption on our consolidated financial statements.
In March 2023, the FASB issued ASU No. 2023-02, Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, which allows reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. ASU 2023-02 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. We are currently evaluating the impact of the adoption on our consolidated financial statements.
Note 4. Other Financial Statement Information
Accounts Receivable
Changes in the allowances consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
		(Restated)
Beginning balance	$4,730	$4,060
Add: amounts recognized as a reduction of revenue	2,116	1,721
Add: allowance for credit losses recognized in general and administrative expense	64	73
Less: write-offs, net of recoveries	(2,040)	(2,221)
Ending balance	$4,870	$3,633
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
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid expenses	$12,423	$10,624

	March 31, 2023	December 31, 2022
Deferred cost of revenue	3,461	1,915
Capitalized cloud computing development costs	1,176	1,407
Income tax receivable	217	760
Other current assets	2,304	1,993
Total prepaid expenses and other current assets	$19,581	$16,699
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued payroll and related expenses	$18,731	$27,822
Accrued vendor payables	20,715	15,531
Accrued advertising	66	1,071
Sales allowances	4,512	4,426
Accrued sales, use and business taxes	3,746	3,838
Other	3,912	4,685
Total accrued expenses and other current liabilities	$51,682	$57,373
Depreciation and Amortization
Depreciation and amortization expense of our property and equipment, including capitalized internal-use software, and intangible assets consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
		(Restated)
Cost of revenue	$2,622	$2,070
Sales and marketing	1,257	1,875
Technology and development	858	726
General and administrative	832	723
Total depreciation and amortization expense	$5,569	$5,394
Deferred revenue
Deferred revenue as of March 31, 2023 and December 31, 2022 was $182.0 million and $165.1 million, respectively. Revenue recognized in the three months ended March 31, 2023 and 2022 that was included in deferred revenue as of December 31, 2022 and 2021 was $79.5 million and $81.9 million, respectively.
We have omitted disclosure on the transaction price allocated to remaining performance obligations and estimated timing of revenue recognition as our contracts with customers that have a duration of more than one year are immaterial.
Note 5. Assets Held for Sale
During the three months ended September 30, 2022, following an evaluation of our office space and business requirements, we commenced a plan to sell our operational headquarters in Austin, Texas, consisting of land, a building and building improvements, and determined that these assets met the held for sale criteria. We ceased recording depreciation on these assets upon meeting the held for sale criteria. At March 31, 2023, the total carrying value of the assets held for sale was $22.7 million. The estimated fair value less costs to sell the assets held for sale exceed their carrying values and hence no impairment was necessary during the quarter ended March 31, 2023.

Note 6. Long-term Debt
In 2021, we entered into an amended and restated credit and guaranty agreement, or 2021 Revolving Facility, providing for revolving borrowings of up to $150.0 million with an availability period of five years. Under the 2021 Revolving Facility, we can use up to $20.0 million in letters of credit and up to $10.0 million in borrowings on same-day notice, referred to as swingline loans. Additional debt issuance costs of $0.8 million were allocated to the 2021 Revolving Facility.
As of March 31, 2023, the interest rate applicable to the 2021 Revolving Facility was, at our option, at a rate equal to the greatest of (i) the administrative agent’s prime rate (ii) the federal funds effective rate plus 1/2 of 1.0% or (iii) one month LIBOR (subject to a 1.00% floor), plus 1.00% or LIBOR (subject to a 0.00% floor) plus 2.00%. The interest rate margins under the 2021 Revolving Facility are subject to a reduction of 0.25% and a further reduction of 0.25% upon achieving total net first lien leverage ratios of 3.50 to 1.00 and 2.50 to 1.00, respectively. We are required to pay a commitment fee in respect of unutilized commitments under the 2021 Revolving Facility. The commitment fee is, initially, 0.35% per annum. The commitment fee is subject to a reduction of 0.10% if the total net first lien leverage ratio does not exceed 3.50 to 1.00. We are also required to pay customary letter of credit fees and agency fees. We have the option to voluntarily repay outstanding loans under the 2021 Revolving Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. There is no scheduled amortization under the 2021 Revolving Facility. Any principal amount outstanding is due and payable in full at maturity, five years from the closing date of the 2021 Revolving Facility. Obligations under the 2021 Revolving Facility are guaranteed by our existing and future direct and indirect material wholly-owned domestic subsidiaries, subject to certain exceptions.

Subsequent to March 31, 2023, we entered into an amendment to the 2021 Revolving Facility to replace the LIBOR interest rate benchmark with the Secured Overnight Financing Rate, or SOFR, benchmark, with a 0.10% credit spread adjustment to the SOFR benchmark for all available interest periods.
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
At March 31, 2023, and December 31, 2022, we had no amounts outstanding under our 2021 Revolving Facility or any outstanding letters of credit and were in compliance with all financial covenants.
Note 7. Commitments and Contingencies
Advertising, Media and Other Commitments
We use a variety of media to advertise our services, including search engine marketing, television and radio. At March 31, 2023, we had non-cancelable minimum advertising and media commitments for future advertising spots of $6.8 million, substantially all of which will be paid over a two-year period. We also have non-cancelable agreements with various vendors, which require us to pay $60.1 million over a five-year period, of which $44.7 million remains to be paid as of March 31, 2023.
Legal Proceedings
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

Note 8. Stockholders’ Equity
Stock Repurchase Program
On March 1, 2022, our board of directors approved a stock repurchase program authorizing us to repurchase up to $150.0 million of our common stock, with no fixed expiration. Stock repurchases under this program may be made through any manner, including open market transactions, accelerated stock repurchase agreements, or privately negotiated transactions with third parties, and in such amounts as management deems appropriate. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our shares of common stock under this authorization. This program does not obligate us to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the discretion of our board of directors.
During the three months ended March 31, 2023, using Rule 10b5-1 plans, we repurchased a total of 770,717 shares of our common stock through open market purchases at an average per share price of $8.78 for a total repurchase of $6.8 million including broker commissions. The repurchases were recorded as a reduction to stockholders' equity. Approximately $48.1 million remains available for future repurchases under the stock repurchase program as of March 31, 2023. We have made additional open market repurchases under the stock repurchase program subsequent to March 31, 2023 of 335,082 shares of our common stock, amounting to $2.7 million, as of the date of filing.
The Inflation Reduction Act of 2022, enacted in August 2022, imposed a 1% non-deductible excise tax on net repurchases of shares by domestic corporations whose stock is traded on an established securities market. Consequently, this excise tax is applicable to our stock repurchase program beginning in 2023 and represents a cost of the repurchases of our common stock. We have not recognized excise tax liability as of March 31, 2023 because our stock issuances exceeded stock repurchases during the three months ended March 31, 2023.
Note 9. Stock-based Compensation
Stock-based Compensation Expense
We recorded stock-based compensation expense in the following categories in the accompanying unaudited condensed consolidated statements of operations and balance sheets (in thousands):

	Three Months Ended March 31,
	2023	2022
		(Restated)
Cost of revenue	$874	$277
Sales and marketing	1,532	3,125
Technology and development	4,320	4,298
General and administrative	9,741	14,165
Total stock-based compensation expense	16,467	21,865
Amount capitalized to internal-use software	911	481
Total stock-based compensation expense	$17,378	$22,346
Stock Options
In March 2023, we granted 3.9 million stock options to our executive officers. Fair value of the options was measured using the Black-Scholes option pricing model on the date of grant, and associated expense will be recognized over the requisite service period. Vesting of the options will be accelerated upon a qualifying termination that occurs during the change-in-control period, as defined in the option grant agreement, or immediately prior to the effective time of a change-in-control if the option award is not assumed, continued or substituted by the surviving or acquiring entity (or its parent) in connection with such change-in-control. The assumptions that were used to calculate the grant-date fair value of our stock option grant using the Black-Scholes option pricing model were as follows:

Three Months Ended March 31,
2023
Expected life (years)	5.87
Risk-free interest rate	3.4%
Expected volatility	50.7%
Expected dividend yield	—
Restricted Stock Units
During three months ended March 31, 2023, we granted 7.3 million restricted stock units, or RSUs, with a value of $61.4 million to various employees. RSUs are measured based on the fair market value of the underlying stock on the date of grant and recognized as expense over the requisite service period.
During three months ended March 31, 2023, we also granted 1.3 million RSUs with performance conditions, or performance stock units, to members of our senior leadership team. Vesting of the performance stock units, or PSUs, is contingent upon the recipient’s continuous employment over the requisite service period and is subject to fulfillment by the Company of predefined performance criteria. Such awards will be earned only if certain performance targets over the performance periods established by and under the direction of the compensation committee are met. The number of PSUs subject to vesting is determined at the end of the performance period and may equal zero percent (0%) to one hundred and fifty percent (150%) of the target award based upon Company’s achievement of certain revenue, profitability, and market share targets. If the performance criteria are achieved, 75% of the PSUs will vest on the date the compensation committee of the board of directors certifies achievement of the performance criteria, and the remaining 25% of the performance stock units will vest on the one year anniversary of such certification date. Performance stock units are measured based on the fair market value of the underlying stock on the date of grant and recognized as expense over the employee’s requisite service period using graded vesting attribution method to the extent it is probable that the performance conditions will be achieved. We recognized $0.1 million in stock-based compensation expense during three months ended March 31, 2023 related to these awards. In the event of change-in-control (as defined in the employment agreement between the Company and each recipient of the performance award), the vesting conditions of performance stock units will be modified resulting in a vesting of a greater of (i) one hundred percent (100%) of the target award, or (ii) the number of shares commensurate with the Company’s market share for the trailing 12-month period ending on the date that is the end of the nearest month prior to the date of the change of control, provided that 75% of such performance stock units will vest on June 30, 2024 and the remaining 25% of such performance stock units will vest on June 30, 2025, subject to the recipients continuing to be service providers through each such date and accelerated if the acquirer does not assume the awards in an economically equivalent manner.

On May 5, 2023, the compensation committee of the board of directors approved amendments to the terms of the option and RSU awards granted to members of our senior leadership team during the year ended December 31, 2022, whereby the vesting of such options and RSUs will be accelerated upon (i) a qualifying termination that occurs during the change-in-control period or (ii) the individual’s termination as a result of his or her death or disability (as each such term is defined in the employment agreement between the Company and applicable individual). Further, the amendments provide that such stock options, to the extent vested and outstanding on the date of the individual’s qualifying termination or the termination of the individual’s employment in the event of his or her death or disability, as applicable and after giving effect to the vesting acceleration, shall remain outstanding and exercisable until the earlier of: (x) the original expiration date of the stock options, (y) the one-year anniversary of the date of the individual’s termination of employment with the Company, and (z) immediately prior to the effective time of a change in control if such option is not assumed, continued or substituted by the surviving or acquiring entity (or its parent) in connection with such change in control. The modification to add the foregoing provisions did not result in an incremental fair value of the impacted awards because the original vesting conditions were expected to be satisfied as of the modification date and the termination of the individual’s employment in the event of change-in-control or as a result of his or her death or disability was not probable as of the date of this filing.
Note 10. Income Taxes
We recorded a provision for income taxes of $3.8 million for the three months ended March 31, 2023 and a benefit from income taxes of $0.9 million for the three months ended March 31, 2022. The effective tax rate for the three months ended March 31, 2023 and 2022 was 259.4% and 3.4% (as restated), respectively. The difference from the federal statutory rate of 21% is primarily due to the recognition of significant non-deductible stock-based compensation and other discrete adjustments.

Gross unrecognized tax benefits were $9.2 million and $8.9 million as of March 31, 2023 and December 31, 2022, respectively. The gross unrecognized tax benefits, if recognized by us, will result in a reduction of approximately $9.2 million, excluding interest and penalties, to the provision for income taxes thereby favorably impacting our effective tax rate. Our policy is to recognize interest and penalties related to income tax matters in income tax expense. For the periods presented, interest and penalties related to income tax positions were not material to our unaudited condensed consolidated financial statements.

We are subject to taxation and file income tax returns in the U.S. federal, state, and foreign jurisdictions. The federal income tax returns for the years 2018 and forward and state income tax returns for the tax years 2008 and forward remain open to examination. We are under examination in one state which is not expected to have an impact on our results of operations, cash flows and financial condition.
Note 11. Net Loss Per Share Attributable to Common Stockholders
The following table shows the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
		(Restated)
Numerator:
Net loss	$(2,358)	$(25,753)
Net loss attributable to common stockholders—basic and diluted	$(2,358)	$(25,753)
Denominator:
Weighted-average common stock used in computing net loss per share attributable to common stockholders—basic and diluted	191,293	198,265
Net loss per share attributable to common stockholders—basic and diluted	$(0.01)	$(0.13)
The following table presents the number of options, RSUs and restricted stock excluded from the calculation of diluted net loss per share attributable to common stockholders because they are anti-dilutive (in thousands):

	Three Months Ended March 31,
	2023	2022
		(Restated)
Options to purchase common stock	21,066	17,832
RSUs	14,785	8,008
Employee stock purchase plan	136	91
PSUs	1,316	—
Total	37,303	25,931
Note 12. Restructuring
From time to time, we initiate cost reduction activities to integrate acquired businesses, to align our workforce with strategic business activities, or to improve efficiencies in our operations. During three months ended March 31, 2023, we incurred $0.6 million in severance costs related to the reduction of our U.K. headcount, which is expected to be substantially complete by December 31, 2023. Restructuring expenses include severance for the impacted employees and are included in general and administrative expenses in the accompanying unaudited condensed consolidated financial statements.
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
At March 31, 2023 and December 31, 2022, our financial assets and liabilities recorded at fair value on a recurring basis consist of cash equivalents, available-for-sale debt securities and contingent consideration from acquisitions. The cash equivalents consist of money market funds valued using quoted prices in active markets, which represents Level 1 inputs in the fair value hierarchy. The available-for-sale debt securities are valued using a Monte Carlo simulation, which include inputs that represent Level 3 inputs in the fair value hierarchy. Contingent consideration is valued using the present value and probability of the estimated future cash outflow, which include inputs that represent Level 3 inputs in the fair value hierarchy.
The carrying amounts of accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair values because of the short-term nature of these items.
The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	As of March 31, 2023
	Level 1	Level 2	Level 3
Available-for-sale debt securities	$—	$—	$1,000
Money market funds	171,736	—	—
Total assets	$171,736	$—	$1,000
Contingent consideration	—	—	205
Total liabilities	$—	$—	$205

	As of December 31, 2022
	Level 1	Level 2	Level 3
Available-for-sale debt securities	$—	$—	$995
Money market fund	130,215	—	—
Total assets	$130,215	$—	$995
Contingent consideration	—	—	836
Total liabilities	$—	$—	$836

Note 14. Accumulated Other Comprehensive (Loss) Income
Changes in accumulated other comprehensive (loss) income consisted of the following:

	Three Months Ended March 31, 2023
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance at December 31, 2022	$1,358	$—	$1,358
Change during period	(631)	—	(631)
Ending balance at March 31, 2023	$727	$—	$727
Available-for-sale debt securities:
Beginning balance at December 31, 2022	$184	$(45)	$139
Unrealized gains	—	—	—
Ending balance at March 31, 2023	$184	$(45)	$139
Accumulated other comprehensive (loss) income:
Beginning balance at December 31, 2022	$1,542	$(45)	$1,497

	Three Months Ended March 31, 2023
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount
Other comprehensive loss	(631)	—	(631)
Ending balance at March 31, 2023	$911	$(45)	$866

	Three Months Ended March 31, 2022 (Restated)
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance at December 31, 2021	$(2,078)	$—	$(2,078)
Change during period	1,402	—	1,402
Ending balance at March 31, 2022	$(676)	$—	$(676)
Available-for-sale debt securities:
Beginning balance at December 31, 2021	$331	$(48)	$283
Unrealized gains	51	(13)	38
Ending balance at March 31, 2022	$382	$(61)	$321
Accumulated other comprehensive loss:
Beginning balance at December 31, 2021	$(1,747)	$(48)	$(1,795)
Other comprehensive income	1,453	(13)	1,440
Ending balance at March 31, 2022	$(294)	$(61)	$(355)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Part II, Item 8, “Financial Statements and Supplementary Data” included in our 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 1, 2023. In addition, the financial information for the three months ended March 31, 2022 included herein has been restated as more fully described in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements based upon current plans, expectations and beliefs and that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the "Risk Factors" section of this Quarterly Report on Form 10-Q. See “Forward-Looking Statements” preceding Part I of this Quarterly Report on Form 10-Q.
Overview
LegalZoom is a leading online platform for legal and compliance solutions in the United States, or U.S. Our core offerings include business formations, intellectual property and estate planning services, and we have expanded our platform to include professional expertise and other products, both legal and non-legal, to better meet the needs of small businesses. Our unique position at business inception allows us to become a trusted business advisor, supporting the evolving needs of a new business throughout its lifecycle. Along with formations, our services include ongoing compliance and tax advice and filings, virtual mailbox and e-signature solutions, trademark filings, and estate plans. Additionally, we have unique insights into our customers and leverage our product as a channel to introduce small businesses to leading brands in our partner ecosystem, solving even more of their business needs. We operate across all 50 states and over 3,000 counties in the U.S. and have more than 20 years of experience navigating complex regulation and simplifying the legal and compliance process for our customers.
Our Business Model and Growth Strategy
Our business model is to acquire customers at the time of business formation and then continue to serve their legal, compliance and tax solutions needs over the life of their businesses with our mix of transaction, subscription, and partner offerings. Transaction products include legal documents, business filings, and related services for small business owners and their families, such as business formations, annual compliance filings, intellectual property, estate planning documents, forms, and agreements. Subscription products include compliance solutions and credentialed professional subscription services, including legal and tax advisory and preparation services, as well as additional owned services such as virtual mail and e-signature. We also introduce our customers to a variety of third-party partners, giving them access to critical services they need to start and run their businesses, such as business license services, credit card and banking services, website development, productivity tools, and business insurance, among others.
Our strategy is to scale our existing business and gain market share by investing in core products and sales and marketing; integrating our independent attorney network and tax professionals into our core product set; expanding our addressable market; and attracting additional customers and increasing conversion through the introduction of lower-priced products and services. We are innovating our product lineup to target more price-sensitive customer segments and certain of our business formation services are now available nationwide without charge. As we undergo this business model transformation and shift to this “freemium” strategy, including as we continue to test new products and price points to optimize our lineup, we expect increased volatility across our product offerings. We also aim to grow average revenue per subscription unit, or ARPU, and partnership revenue through building in-house adjacencies and expanding our partner ecosystem to provide new recurring revenue streams.
Key Business Metrics
In addition to the measures presented in our unaudited condensed consolidated financial statements, we regularly monitor the following financial and operating metrics to evaluate the growth of our business, measure the effectiveness of our marketing efforts, identify trends, formulate financial forecasts and make strategic decisions.
Number of business formations
We define the number of business formations in a given period as the number of limited liability company, or LLC, incorporation, not-for-profit and doing business as, or DBA, orders placed on our platform in such period, excluding such orders from our operations in the U.K. We consider the number of business formations to be an important metric considering that it is typically the first product or service small business customers purchase on our platform, creating the foundation for additional products and subsequent subscription and partner revenue as customers adopt additional products and services throughout the lifecycle of their business.
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
The below table sets forth the number of business formations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Number of business formations	170	129
We experienced a 32% increase in business formation transactions during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Our business formation transactions increased during the three months ended March 31, 2023 primarily due to an increase in LLC formations driven by our nationwide roll-out of free LLC formations. Our business formation transactions outpaced the 4% increase in overall U.S. business formations during the three months ended March 31, 2023 compared to the three months ended in March 31, 2022 based on a review of U.S. Census data revealing new applications for EINs.
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
The below table sets forth the number of transactions for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Number of transactions	308	267
We experienced a 15% increase in the number of transactions during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase in the number of transactions during the three months ended March 31, 2023 resulted from a 32% increase in business formations due primarily to the nationwide rollout of free LLC formations discussed above. This increase was partially offset by an 11% reduction in estate planning and other consumer transactions and lower volumes in our intellectual property business largely due to the discontinuation of our do-it-yourself trademark product in favor of our attorney-assisted solution in March 2022.
Our estate planning and other consumer transactions declined as a percentage of total transactions in the three months ended March 31, 2023. We expect the proportion of estate planning and other consumer transactions to continue to decrease over time, as we focus more of our investment in small business formations, which have a significantly higher average order value. Over the long-term, we expect to continue to grow transactions; however, the growth may fluctuate period-over-period based on the testing and introduction of new products and price points as we seek to optimize our product lineup and the variability of overall business formations and estate planning transactions.
Average order value
We define average order value for a given period as total transaction revenue divided by total number of transactions in such period. We consider average order value to be an important metric given it indicates how much customers are spending on our platform per transaction.

The below table sets forth the average order value for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
		(Restated)
Average order value	$202	$245
Average order value decreased by 18% during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The reduction in average order value for the three months ended March 31, 2023 was primarily driven by a 26% decrease in average order value related to our business formations, as well as decreases in the average order value of our IP and other transactions. The decrease in average order value related to our business formations was due to the nationwide rollout of free LLC formations during the three months ended March 31, 2023.

Growth in our average order value may fluctuate period-over-period based on the mix of business formations relative to estate planning and other consumer transactions, the timing of transaction revenue recognition, and our ability to introduce and sell new products. We expect year-over-year growth in average order value to be negative throughout the remainder of 2023 given the nationwide rollout of free LLC formations and as we continue to test and introduce new products and price points in order to optimize our product lineup.
Number of subscription units
We define the number of subscription units in a given period as the paid subscriptions at the end of such period, including those that are not yet 60 days past their subscription order dates. Refunds, or partial refunds, may be issued under certain circumstances pursuant to the terms of our customer satisfaction guarantee.
We consider the number of subscription units to be an important metric since subscriptions enable us to increase the lifetime value of a customer through deeper, longer-term relationships. In addition, as we innovate our product line-up and make a free business formation a foundational element of our business model, we believe the number of subscription units, when viewed together with the number of business formations during a particular period, provides insight into the effectiveness of our “freemium” strategy and its ability to drive growth in our subscription business.
Subscriptions typically range from 30 days to one year in duration and the vast majority of our new subscriptions originate from business formation orders and have an annual term. Our customers can have multiple subscriptions at the end of a period. For example, a popular combination for a new small business owner is attorney advice and registered agent subscriptions.
The below table sets forth the number of subscription units as of March 31, 2023 and 2022:

	As of March 31,
	2023	2022
	(in thousands)
Number of subscription units	1,501	1,362
We achieved 10% growth in subscription units from March 31, 2022 to March 31, 2023, primarily driven by a 14% increase in our registered agent and compliance subscription units and to a lesser extent an increase in our LZ Tax and virtual mail subscriptions, partially offset by an 18% decrease in our consumer and other subscription units. The number of subscription units as of March 31, 2023 increased 4% from 1,441 thousand subscription units as of December 31, 2022. We aim to continue to grow subscription units by increasing the proportion of our small business customers that purchase a subscription service at the time of their initial formation purchase and by improving retention rates.
Average revenue per subscription unit
We define average revenue per subscription unit, or ARPU, as of a given date as subscription revenue for the twelve-month period ended on such date, or LTM, divided by the average of the number of subscription units at the beginning and end of the LTM period. We consider ARPU to be an important metric because it helps to illustrate our ability to provide and monetize higher value subscriptions. In addition, when viewed together with subscription units, ARPU provides insight into the impact that higher-value subscriptions have on our ability to grow our subscription units. We have expanded ARPU in recent periods, and ARPU increased 6% as of March 31, 2023 compared to March 31, 2022.

The below table sets forth ARPU as of March 31, 2023 and 2022:

	As of March 31,
	2023	2022
Average revenue per subscription unit	$259	$244
ARPU as of March 31, 2023 was flat sequentially compared to December 31, 2022 and up modestly year-over-year with the increase driven primarily by LZ Tax and, to a lesser extent, an increase in ARPU related to our consumer and other subscription units, partially offset by a decrease in ARPU related to our registered agent and compliance subscription units. We expect ARPU to increase over time as subscription units from our new product offerings, which carry higher average price points than our other subscription products, comprise a greater share of total subscription units.
Annual small business retention rate

We define annual small business retention rate as the percentage of small business subscription units active as of the last day of the quarter one year ago that were still active subscriptions 12 months later. Small business subscription units represent our subscriptions targeted at our small business customers and include subscriptions for our registered agent and compliance services, LZ Tax, our small business legal advisory plan and subscriptions acquired through our purchase of Earth Class Mail and Revvsales Inc., and exclude subscriptions from our enterprise customers, our operations in the U.K. and our consumer legal advisory plan. Annual small business retention rate includes both monthly and annual subscription units and reflects all subscription unit attrition, including as a result of actual business failures of certain of our customers. Our annual small business retention rate as of March 31, 2023 was 62.8%.

We expect annual retention rate to fluctuate as we continue to test new products, subscription term lengths and price points and seek to optimize our product offerings across our lineup in connection with our “freemium” strategy. While there may be a general correlation between annual small business retention rate and our ability to increase customer lifetime value and the growth of our customer base, we do not view it as a predictor of future revenue given the varying needs of a small business during the evolution of its lifecycle and the varying use cases of the products underlying our subscription units.
Key Factors Affecting Our Performance
We believe that our future performance will depend on many factors, including the following:
•Our share of business formations. The majority of our transaction revenue is generated by providing formation services to guide our customers through the transition from being aspiring business owners to actually launching their entities. We offer entity formation services for LLCs, corporations and non-profits as well as DBA filings. In the three months ended March 31, 2023 and 2022, business formations represented the largest share of our total transaction orders. In addition, business formations act as an entrance point for many customers to the LegalZoom ecosystem, where they then often purchase additional products and services. Our business depends on the continuation of new business formations in the U.S., which may be seasonal in nature and dependent on macroeconomic factors, and even more so, on our ability to increase our share of these formations. Further, as we continue to invest in fulfillment automation technologies and become more efficient in fulfilling business formation orders, the timing of our revenue recognition in future periods may vary from historical seasonality and other trends.
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
•Ability to enhance customer lifetime value. Many of our subscribers have increased their cumulative spend with us over time as they have expanded their use of our platform to include additional products and subscription services. Our relationship with our small business customers typically starts with the formation of their business and deepens as their businesses grow and their needs become more complex. By continuing to develop new products and subscription services to address such needs, such as tax advice and preparation, virtual mail and e-signature, we expect to see higher customer engagement and retention, which in turn would further increase our customer lifetime value. Additionally, we offer third-party services via our partner ecosystem, such as our partnership with Wix, which enables our small business customers to build their online presence, and we expect to be able to generate incremental revenue via these partner offerings.

•Investment in marketing. We have invested, and expect that we will continue to invest, in the promotion of our services through our various customer acquisition channels, including performance marketing, search engine optimization, television, digital video, social, radio, and our inside sales team to acquire new customers. We frequently evaluate how we price, market, and sell transaction products in order to optimize our subscription business.
•Investment in tax offerings. Tax represents a natural adjacency in our mission to make legal and compliance services accessible to small businesses. Based on customer surveys, we estimate that approximately 70% of small business owners that sought a tax accountant did not have one at the time of their entity formation but face tax implications as a result of the entity they choose. To address this customer need, we have invested in our Tax Advisory offering. We anticipate incurring additional costs related to our tax offerings as we continue to invest in these offerings. We believe that our tax offerings represent an attractive opportunity for incremental revenue growth.
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
•Macroeconomic factors. Fluctuations in general macroeconomic, political, regulatory and market conditions, such as recessionary fears, the current inflationary environment, rising interest rates and lingering effects of the COVID-19 pandemic can adversely impact consumer spending patterns, the success of existing small businesses and the formation of new small businesses. While overall U.S. business formations increased in the three months ended March 31, 2023 compared to the same period in 2022 based on a review of U.S. Census data, we believe that future negative or decelerating impacts from sustained inflation, higher interest rates or other macroeconomic fluctuations remains uncertain.
Key Components of our Results of Operations
Revenue
We generate revenue from the sources identified below.
Transaction revenue. Transaction revenue is primarily generated from our customized legal document services upon fulfillment of these services. Transaction revenue includes filing fees and is net of cancellations, promotional discounts, sales allowances and credit reserves.
Subscription revenue. Subscription revenue is generated primarily from subscriptions to our registered agent services, compliance packages, attorney advice, legal forms services, tax services, and virtual mail services in addition to software-as-a-service, or SaaS, subscriptions in the U.K. We generally recognize revenue from our subscriptions ratably over the subscription term. Subscription terms generally range from thirty days to one year. Subscription revenue includes the transaction price allocated to bundled free trials for our subscription services and is net of promotional discounts, cancellations, sales allowances and credit reserves and payments to third-party service providers such as legal plan law firms.
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
See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Revenue Recognition” in our 2022 Annual Report on Form 10-K for a description of the accounting policies related to revenue recognition, including arrangements that contain multiple deliverables.
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
In the short term, we expect our gross profit to increase in absolute dollars but our gross margin to be impacted as a result of higher filing fees as a percentage of revenue due to the roll-out of our new product line-up, as well as by our continued investment in scaling our tax business, which has lower gross margins than other products in our portfolio. However, we expect our gross margin to increase modestly over the longer term as we continue to focus on growing higher-margin subscription revenue and invest in fulfillment automation technologies. In addition, our gross margin could fluctuate from period to period due to fulfillment rates and seasonality.
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
We intend to continue to invest in sales and marketing to drive additional revenue, further penetrate our expanding addressable market, and build on our digital brand leadership and awareness. While we anticipate that sales and marketing expenses will continue to be our largest operating expense category for the foreseeable future, we continue to reduce certain brand media spend amid macroeconomic uncertainty. However, we expect the year-over-year declines in this spend to moderate going forward.
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
Interest income (expense), net
Interest income (expense), net, consists primarily of interest income generated from our investment in money market funds offset by amortization of debt issuance costs related to our Amended and Restated Credit and Guaranty Agreement, or 2021 Revolving Facility.
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
Results of Operations
The following table sets forth our consolidated statement of operations data for each of the periods indicated. The period-to-period comparison of financial results should not be considered as a prediction or indicative of our future results:

	Three Months Ended March 31,
	2023	2022
		(Restated)
	(in thousands)
Revenue	$165,936	$155,427
Cost of revenue(1)(2)	60,395	56,182
Gross profit	105,541	99,245
Operating expenses:
Sales and marketing(1)(2)	60,150	76,874
Technology and development(1)(2)	19,683	17,959
General and administrative(1)(2)	26,504	29,488
Total operating expenses	106,337	124,321
Loss from operations	(796)	(25,076)
Interest income (expense), net	1,581	(53)
Other income (expense), net	694	(1,544)
Income (loss) before income taxes	1,479	(26,673)
Provision for (benefit from) income taxes	3,837	(920)
Net loss	$(2,358)	$(25,753)

(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2023	2022
		(Restated)
	(in thousands)
Cost of revenue	$874	$277
Sales and marketing	1,532	3,125
Technology and development	4,320	4,298
General and administrative	9,741	14,165
Total stock-based compensation expense	$16,467	$21,865
Stock-based compensation expense decreased significantly for the three months ended March 31, 2023 compared to the same periods of 2022 due to the modification of certain equity awards in connection with our IPO. Refer to Note 9 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
(2)Includes depreciation and amortization expense for our property and equipment, including capitalized internal-use software and intangible assets as follows:

	Three Months Ended March 31,
	2023	2022
		(Restated)
	(in thousands)
Cost of revenue	$2,622	$2,070
Sales and marketing	1,257	1,875
Technology and development	858	726
General and administrative	832	723
Total depreciation and amortization expense	$5,569	$5,394
Comparison of the Three Months Ended March 31, 2023 and 2022
Revenue

	Three Months Ended March 31,
	2023	2022	$ change	% change
		(Restated)
	(in thousands, except percentages)
Revenue by type
Transaction	$62,239	$65,325	$(3,086)	(5)%
Subscription	97,311	84,364	12,947	15%
Partner	6,386	5,738	648	11%
Total revenue	$165,936	$155,427	$10,509	7%
The increase in total revenue was primarily driven by an increase in subscription revenue. Subscription revenue was 59% and 54% of total revenue for the three months ended March 31, 2023 and 2022, respectively, and transaction revenue was 38% and 42% of total revenue for the three months ended March 31, 2023 and 2022, respectively.
Transaction revenue for the three months ended March 31, 2023 decreased due to an 18% decrease in average order value compared to the three months ended March 31, 2022, partially offset by a 15% increase in the number of transaction units compared to the three months ended March 31, 2022. The decrease in average order value for the three months ended March 31, 2023 was driven primarily by a 26% decrease in average order value related to our business formations, as well as decreases in the average order value of our IP and other transactions. The decrease in average order value related to our business formations was driven primarily by the nationwide rollout of free LLC formations during the three months ended March 31, 2023. The overall increase in transaction units during the three months ended March 31, 2023 was due to a 32% increase in business formations due primarily to the nationwide rollout of free LLC formations. This increase was partially offset by an 11% reduction in estate planning and other consumer transactions and lower volumes in our intellectual property business largely due to the discontinuation of our do-it-yourself trademark product in favor of our attorney-assisted solution in March 2022. In addition, we were more efficient in our fulfillment in the three months ended March 31, 2023, resulting in additional recognized revenue during the period.
Subscription revenue for the three months ended March 31, 2023 increased primarily due to a 10% increase in the number of subscription units and a 6% improvement in ARPU compared to the three months ended March 31, 2022. The increase in subscription units was driven primarily by a 14% increase in our registered agent and compliance subscription units and to a lesser extent an increase in our LZ Tax and virtual mail subscriptions, partially offset by an 18% decrease in our consumer and other subscription units compared to the three months ended March 31, 2022. ARPU was flat sequentially compared to December 31, 2022 and up modestly year-over-year with the increase driven primarily by LZ Tax and, to a lesser extent, an increase in ARPU related to our consumer and other subscription units, partially offset by a decrease in ARPU related to our registered agent and compliance subscription units.
Partner revenue for the three months ended March 31, 2023 increased as a result of higher business formation volumes during the period.
Cost of revenue

	Three Months Ended March 31,
	2023	2022	$ change	% change
		(Restated)
	(in thousands, except percentages)
Cost of revenue	$60,395	$56,182	$4,213	7%
Cost of revenue for the three months ended March 31, 2023 increased by $4.2 million mainly due to a $3.3 million increase in third-party staffing fees and filing fees. The increase in filing fees was primarily driven by the increase in business formations during the three months ended March 31, 2023.
Gross profit

	Three Months Ended March 31,
	2023	2022	$ change	% change
		(Restated)
	(in thousands, except percentages)
Gross profit	$105,541	$99,245	$6,296	6%
The increase in gross profit was driven by a $10.5 million increase in revenue partially offset by a $4.2 million increase in cost of revenue.
Sales and marketing

	Three Months Ended March 31,
	2023	2022	$ change	% change
		(Restated)
	(in thousands, except percentages)
Sales and marketing	$60,150	$76,874	$(16,724)	(22%)
Sales and marketing expenses for the three months ended March 31, 2023 decreased primarily due to a $13.0 million reduction in customer acquisition marketing spend and a $3.3 million reduction in payroll and related benefits. Customer acquisition marketing spend was $40.7 million and $53.7 million for the three months ended

March 31, 2023 and 2022, respectively, as we reduced our marketing spend in response to the uncertain macroeconomic environment.
Technology and development

	Three Months Ended March 31,
	2023	2022	$ change	% change
		(Restated)
	(in thousands, except percentages)
Technology and development	$19,683	$17,959	$1,724	10%
Technology and development expenses for the three months ended March 31, 2023 increased primarily due to an increase in payroll and related benefits largely due to increased headcount.
General and administrative

	Three Months Ended March 31,
	2023	2022	$ change	% change
		(Restated)
	(in thousands, except percentages)
General and administrative	$26,504	$29,488	$(2,984)	(10%)
General and administrative expenses for the three months ended March 31, 2023 decreased primarily due to a $4.4 million decrease in stock-based compensation, mainly in connection with award modifications from our IPO in July 2021, partially offset by $0.6 million in restructuring costs related to the reduction of our U.K. headcount, which is expected to be substantially complete by December 31, 2023.
Interest income (expense), net

	Three Months Ended March 31,
	2023	2022	$ change	% change
		(Restated)
	(in thousands, except percentages)
Interest income (expense), net	$1,581	$(53)	$1,634	(3083)%
The change in interest income (expense), net, was primarily due to dividend income generated from our money market investments during the three months ended March 31, 2023.
Other income (expense), net

	Three Months Ended March 31,
	2023	2022	$ change	% change
		(Restated)
	(in thousands, except percentages)
Other income (expense), net	$694	$(1,544)	$2,238	(145%)
The change in other income (expense), net, between 2023 and 2022 was primarily due to changes in foreign currency movements related to our intercompany loans which were denominated in British Pound Sterling, or GBP.

Provision for (benefit from) income taxes

	Three Months Ended March 31,
	2023	2022	$ change	% change
		(Restated)
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$3,837	$(920)	$4,757	(517%)
Effective tax rate	259.4%	3.4%
The provision for income taxes for the three months ended March 31, 2023 resulted from a $4.8 million unfavorable change in our income taxes as compared to the three months ended March 31, 2022. The change was primarily due to pre-tax book income and non-deductible stock compensation for the three months ended March 31, 2023 compared to a pre-tax loss for the three months ended March 31, 2022.
Liquidity and Capital Resources
Overview
Since inception, we have funded our operations and capital expenditures primarily from public and private sales of equity securities, cash flows provided by operating activities and equity and debt financing arrangements, including the proceeds of our IPO in July 2021. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes. At March 31, 2023, our principal sources of liquidity were cash and cash equivalents of $204.1 million, which consisted of cash on deposit with banks and money market funds, of which approximately $1.4 million related to our foreign subsidiaries. Our cash and cash equivalents increased by $15.0 million from December 31, 2022 to March 31, 2023, primarily as a result of cash provided by operating activities, partially offset by purchases of property and equipment and stock repurchases during the period.
We currently anticipate that our available cash, cash equivalents and cash provided by operating activities will be sufficient to meet our operational cash needs for at least the next twelve months and in the foreseeable future. We have the ability to supplement our liquidity needs over the longer term with borrowings under our 2021 Revolving Facility. In addition, we previously announced our intention to sell our operating headquarters in Austin, Texas, which is discussed in more detail in Note 5 to our unaudited condensed consolidated financial statements.
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
Furthermore, our board of directors has authorized our management to repurchase up to $150.0 million of shares of our common stock from time to time. As of the date of this filing, we have repurchased $104.6 million of our common stock under our stock repurchase program. For additional information regarding our stock repurchase program, refer to Note 8 to our unaudited condensed consolidated financial statements.
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

We are required to pay a commitment fee in respect of unutilized commitments under the 2021 Revolving Facility. The commitment fee is, initially, 0.35% per annum. The commitment fee is subject to a reduction of 0.10% if the total net first lien leverage ratio does not exceed 3.50 to 1.00. We are also required to pay customary letter of credit fees and agency fees. As of March 31, 2023, the interest rate applicable to the 2021 Revolving Facility was, at our option, at a rate equal to the greatest of (i) the administrative agent’s prime rate; (ii) the federal funds effective rate plus 1/2 of 1.0% and (iii) one month LIBOR (subject to a 1.00% floor), plus 1.00% or LIBOR (subject to a 0.00% floor) plus 2.00%. The interest rate margins under the 2021 Revolving Facility are subject to a reduction of 0.25% and a further reduction of 0.25% if the total net first lien leverage ratio does not exceed 3.50 to 1.00 and 2.50 to 1.00, respectively.
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
On May 5, 2023, we entered into an amendment to our 2021 Revolving Facility to replace the LIBOR interest rate benchmark with the Secured Overnight Financing Rate, or SOFR, benchmark, with a 0.10% credit spread adjustment to the SOFR benchmark for all available interest periods. See Part II, Item 5 of this Quarterly Report on Form 10-Q for additional information.
Cash flows
The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
		(Restated)
	(in thousands)
Net cash provided by operating activities	$29,208	$13,737
Net cash used in investing activities	(7,428)	(4,607)
Net cash used in financing activities	(6,755)	(872)
Effect of exchange rate changes on cash and cash equivalents	19	(51)
Net increase in cash and cash equivalents	$15,044	$8,207
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
In the three months ended March 31, 2023, cash provided by operating activities was $29.2 million resulting from a net loss of $2.4 million, adjusted for stock-based compensation and other non-cash expenses of $24.3 million and net cash flows provided by changes in operating assets and liabilities of $7.2 million. The $7.2 million of net cash flows provided from changes in our operating assets and liabilities included a $16.9 million increase in deferred revenue largely due to growth of our subscription units, which are predominantly billed in advance of our revenue recognition, partially offset by a $5.5 million reduction in accrued expenses and operating lease liability and other liabilities due to the timing of our payments and a $5.5 million increase in accounts receivable, prepaid expenses and other current assets.
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
In the three months ended March 31, 2023, net cash used in investing activities was $7.4 million resulting primarily from purchases of property and equipment.
Net cash used in financing activities
Our primary uses of cash in financing activities are for repurchases of common stock and settlements of stock options and RSUs. Net cash provided by financing activities is primarily impacted by exercises of stock options by our employees and issuance of common stock.
In the three months ended March 31, 2023, net cash used in financing activities was $6.8 million primarily for the repurchase of common stock under our stock repurchase program.
Material Cash Requirements
We believe our current cash and cash equivalents, as well as cash expected to be generated by future operating activities, will be sufficient to meet our material cash requirements for the next twelve months. Our material cash requirements include the below contractual and other obligations:
Advertising, Media and Other Commitments

We use a variety of media to advertise our services, including search engine marketing, television and radio. At March 31, 2023, we had non-cancelable minimum advertising and media commitments for future advertising spots of $6.8 million, substantially all of which will be paid over a two-year period. We also have non-cancelable agreements with various vendors, which require us to pay $60.1 million over a five-year period, of which $44.7 million remains to be paid as of March 31, 2023.

Lease Obligations

At March 31, 2023, we had various non-cancelable operating leases for office space and equipment, which expire between January 2024 and December 2032. As of March 31, 2023, we had total minimum operating lease maturities of $12.1 million, $2.1 million of which mature within nine months. See Note 9 of our consolidated financial statements included in our 2022 Annual Report on Form 10-K for additional information regarding our future operating lease payments.
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
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net loss adjusted to exclude interest income (expense), net, provision for (benefit from) income taxes, depreciation and amortization, other expense (income), net, non-cash stock-based compensation, loss on debt extinguishment, impairment of goodwill, long-lived and other assets, losses from impairment of available-for-sale debt securities, restructuring expenses, legal expenses, acquisition related expenses, transaction-related expenses and certain other non-recurring expenses. Our Adjusted EBITDA financial measure differs from GAAP in that it excludes certain items of income and expense. We define Adjusted EBITDA margin as Adjusted EBITDA as a percentage of revenue. We define net loss margin as net loss as a percentage of revenue based on our unaudited condensed consolidated financial statements.
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
•excludes transaction-related expenses that are not considered representative of our underlying performance, which reduce cash available to us; and
•does not reflect certain other non-recurring expenses that are not considered representative of our underlying performance, which reduce cash available to us.
The following table presents a reconciliation of net loss to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2023	2022
		(Restated)
	(in thousands, except percentages)
Reconciliation of net loss to Adjusted EBITDA
Net loss	$(2,358)	$(25,753)
Interest (income) expense, net	(1,581)	53
Provision for (benefit from) income taxes	3,837	(920)
Depreciation and amortization	5,569	5,394
Other (income) expense, net	(693)	1,544
Stock-based compensation	16,467	21,865
Transaction-related expenses	—	30
Restructuring costs(1)	627	—
Legal expenses	—	40
Adjusted EBITDA	$21,868	$2,253

	Three Months Ended March 31,
	2023	2022
		(Restated)
Net loss margin	(1%)	(17%)
Adjusted EBITDA margin	13%	1%
(1)     For 2023, restructuring expenses related to the reduction of our U.K. headcount, which is expected to be substantially complete by December 31, 2023. Restructuring expenses include salary and benefits for the impacted employees and are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.
Adjusted EBITDA increased from $2.3 million for the three months ended March 31, 2022 to $21.9 million for the three months ended March 31, 2023. The increase of $19.6 million resulted primarily from an increase in revenue of $10.5 million and a reduction in operating expenses of $18.0 million, partially offset by an increase in cost of revenue of $4.2 million. We expect our Adjusted EBITDA to increase in absolute dollars in the longer term, although the rate at which our Adjusted EBITDA may grow could vary based upon the interplay of the foregoing factors.
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
The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable GAAP measure, to free cash flow:

	Three Months Ended March 31,
	2023	2022
		(Restated)
	(in thousands)
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow
Net cash provided by operating activities	$29,208	$13,737
Purchase of property and equipment	(7,428)	(4,911)
Free cash flow	$21,780	$8,826
We experienced an increase in our free cash flow from $8.8 million for the three months ended March 31, 2022 to $21.8 million for the three months ended March 31, 2023, primarily due to a $15.5 million increase in net cash provided by operating activities. The increase in net cash provided by operating activities resulted from a $19.6 million increase in net income after adjusting for stock-based compensation and other non-cash items, partially offset by a $4.1 million unfavorable change in our operating assets and liabilities primarily due to the timing of our accounts payable payments. Free cash flow was also impacted by higher capital expenditures for the purchase of property and equipment, including capitalization of internal-use software. We expect our free cash flow to increase in absolute dollars over the longer term, although the rate at which our free cash flow may grow could vary based upon the interplay of the factors discussed above.
Critical Accounting Estimates
During the three months ended March 31, 2023, there have been no significant changes to our critical accounting estimates compared with those disclosed described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2022 Annual Report on Form 10-K.

Recent Accounting Pronouncements
Refer to Note 3 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further information on certain accounting standards adopted in the period ended March 31, 2023 and recent accounting announcements that have not yet been required to be implemented and may be applicable to our future operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have operations both within the U.S. and, to a lesser extent, in the U.K., and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate fluctuations and foreign currency exchange risks, and to a lesser extent, inflation risk.
Interest rate fluctuation risk
At March 31, 2023 and December 31, 2022, we had cash and cash equivalents of $204.1 million and $189.1 million, respectively, which consisted of cash on deposit with banks and a short-term highly-liquid money market fund. Interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We had no outstanding debt subject to interest rate risk as of March 31, 2023 and December 31, 2022 and, as a result, we do not expect to be exposed to fluctuations in interest rates for the foreseeable future. However, we would be subject to fluctuation in interest rates if we draw down under our 2021 Revolving Facility, including issuance of any letters of credit.
Foreign currency exchange risk
We have foreign currency risks related to our revenue and expenses denominated in currencies other than our functional currency, the U.S. Dollar, principally GBP. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net (loss) income as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany loans that are denominated in currencies other than the U.S. Dollar. We recognized foreign currency gains of $0.6 million in the three months ended March 31, 2023. A 10% adverse change in foreign exchange rates on foreign-denominated accounts for the three months ended March 31, 2023, including intercompany balances, would have resulted in a $0.2 million decrease in our reported foreign currency gain for the three months ended March 31, 2023. In the event our non-U.S. Dollar-denominated sales and expenses increase, our results of operations may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities could have on our results of operations.
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
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, because of the material weaknesses in our internal control over financial reporting described below, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level.
Material weaknesses
We have identified material weaknesses in our internal control over financial reporting, and these material weaknesses continued to exist as of March 31, 2023. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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
We have made progress to remediate the material weaknesses, and we believe our remediation plan to be sufficient to remediate the identified material weaknesses. However, the implementation of these remediation measures requires validation and testing of the design and operating effectiveness of internal control over a sustained period of financial reporting prior to reaching a determination that the material weaknesses have been remediated. As we continue to validate and test our internal control over financial reporting, we may determine that additional measures or modifications to the remediation plan are necessary or appropriate. If the steps we take do not remediate the material weaknesses in a timely manner, there could continue to be a reasonable possibility that these control deficiencies or others could result in a material misstatement of account balances or disclosures that would result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis. This, in turn, could jeopardize our ability to comply with our reporting obligations, limit our ability to access the capital markets or adversely impact our stock price.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than those changes intended to remediate the material weaknesses described above.
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
Item 1A. Risk Factors
Our business involves significant risks, and the material factors that make an investment in us risky or speculative are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes thereto. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects, as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment.
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
Our business primarily depends on business formations
Our success significantly depends on business formations. The majority of our transaction revenue is generated by providing formation services to guide our customers through the transition from being aspiring business owners to launching their entities. In 2022 and the first three months of 2023, business formations represented the largest share of our total transaction orders. The number of business formations on our platform is subject to unpredictable declines or fluctuations as a result of a number of factors, many of which are out of our control, including an overall decline in the number of U.S. business formations, an economic slowing or downturn, increased competition, compliance or operating costs (including wage and benefit pressures), regulatory obstacles, changes in law (including changes in tax laws and regulations), changes in the business environment from inflation, interest rates, government assistance or other factors, and dissatisfaction with our services. Declines in the overall number of business formations or the number of business formations on our platform have adversely affected, and may continue to adversely affect, our business, results of operations, financial condition or future prospects. To the extent the growth rate of new business formations declines, these impacts can be expected to intensify.
Our business depends substantially on converting our transactional customer to subscribers and our subscribers renewing their subscriptions with us and expanding their use of our platform
For the past few years, a significant amount of our revenue has been derived from our subscriptions for small businesses and individuals. In 2022 and 2023, approximately 58% and 59%, respectively, of our revenue came from subscriptions. Subscriptions have primarily originated from transactional customers who opted to become subscribers. For us to maintain or improve our operating results, it is important that we convert transactional customers into subscribers, we retain our existing subscribers and that our subscribers renew their subscriptions with us when the existing subscription term expires. However, subscriptions may be terminated at any time, and the willingness of transactional customers to subscribe is impacted by numerous factors, including cost, the helpfulness of our services over time, and our ability to continue to evolve with the growing business needs of our subscribers. As a result, we cannot accurately predict subscription renewal rates, whether a sufficient number of our existing or new customers will subscribe to our registered agent services, legal plans or other subscription services, or whether they will continue to subscribe at the same rate as they have historically. The rate at which we retain our subscribers may decline or fluctuate as a result of a number of factors, including subscribers’ satisfaction or dissatisfaction with our platform, the effectiveness of our customer support services, the quality and perceived quality of the services provided by our tax professionals and the independent attorneys who participate in our legal plan network, the attorneys who fulfill our attorney assisted legal offering, our pricing, the prices of competing products or services, the effects of global economic conditions, regulatory changes and reductions in subscribers’ discretionary income and spending levels. If we are unable to continue to convert our transactional customers to subscribers, retain our existing subscribers or our existing subscribers do not expand the use of our platform, our business, results of operations, financial condition and future prospects would be adversely affected. If our subscription renewal rates fall below the expectations of the public market, securities analysts or investors, the price of our common stock could also be harmed.
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
We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to maintain profitability
Since inception, we have incurred an accumulated deficit and may incur net losses in the foreseeable future. At March 31, 2023, we had an accumulated deficit of $901.0 million.
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
If we do not continue to innovate and provide a platform that is useful to our customers, we may not remain competitive, and our results of operations could suffer
Our success depends on continued innovation to provide features that make our platform useful for existing and prospective customers. We have invested and intend to continue to invest resources in technology and development in order to continue improving the simplicity and effectiveness of our platform, and there is no assurance that our past or future investments will provide us with the benefits we expect. In addition, we have and may continue to introduce significant changes to our product offerings, including the offering of free or even lower cost products, or changes to our platform or develop and introduce new and unproven services, including using technologies with which we have little or no prior development or operating experience such as generative artificial intelligence.
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
The legal solutions market is highly competitive
We operate in a very competitive industry. We face intense competition from law firms and solo attorneys, online legal document services, legal plans, secretaries of state, tax preparation companies and other service providers. The online legal solutions market is evolving rapidly and is becoming increasingly competitive, and new market entrants that provide technologies that improve the delivery of legal solutions, such as generative artificial intelligence and machine learning, could also increase the level of competition in the market. Other companies that focus on the online legal document services market or business formations and law firms that may elect to pursue the online legal document services market, can and do directly compete with us. Law firms and solo attorneys, who provide in-person consultations and are able to provide direct legal advice that we generally cannot offer due to laws and regulations regarding the unauthorized practice of law, or UPL, compete with us offline and have developed and may continue to develop competing online legal services. We compete in the registered agent services business with several companies that target small businesses, and these competitors have extensive experience in this market. In addition, if U.S. state agencies increase their offerings of free and easy-to-use business formation services, such as LLC formations and other document filings, or filing portals to the public, it could have a significant adverse effect on our business, financial condition or results of operations. For example, certain U.S. states, including Nevada, California and Louisiana, offer online portals where consumers may file their articles of organization for free, other than filing fees. We also compete in the tax advisory and preparation services business with several companies. To the extent we are unable to compete, our business, results of operations, financial condition or future prospects may be harmed.
Any of our existing competitors, or other potential competitors that have not yet entered the market, may also develop innovative and cost-effective services, including automated corporate formation document processing, that target our existing and potential customers. We expect to face increasing competition from offline and online legal services providers in our market, including through their use of generative artificial intelligence, and our failure to effectively compete with these providers could result in revenue reductions, reduced margins, or loss of market share, any of which could materially and adversely affect our business, results of operations, financial condition and future prospects.
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
We depend on top talent, including our senior management team, to grow and operate our business, and if we are unable to hire, retain or motivate our employees, we may not be able to grow or operate effectively, which may adversely affect our business and future prospects
Our future success will depend upon our continued ability to identify, hire, develop, motivate and retain top talent. Competition for such talent is intense, particularly within the technology industry. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation and benefit packages before we can validate the productivity of those employees, a practice which may not be sustainable and, even if sustainable, can be costly. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications which may, among other things, impede our ability to execute our growth strategies or continue to operate our business in a satisfactory manner. In addition, our Remote First work policy, which results in a predominantly remote workforce, has made it difficult to orient, train, develop, motivate, and engage with our employees and embed them into the LegalZoom culture. If we are not able to effectively attract or retain quality employees and manage our workforce, including, for example, if employee relations deteriorate or a portion of our employees were to become unionized, disruptions to the business will occur, our costs will increase, our ability to achieve our strategic objectives will be adversely impacted, our brand or reputation could suffer, and our business may be adversely affected. In addition, we have in the past, and may in the future, conduct reduction in workforce actions, which can lead to the elimination of roles causing unexpected adverse impacts on the growth and operation of our business.
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
As we seek to add different types of partners to our partner ecosystem, it is uncertain whether these third-parties will be successful in building integrations, co-marketing our solutions to provide a significant volume and quality of lead referrals and orders, or continuing to work with us as their own products evolve. Identifying and negotiating new and expanded partner relationships requires significant resources and we cannot guarantee that the parties with which we have relationships can and will continue to devote the resources necessary to operate and expand our platform. In addition, integrating third-party technology can be complex, costly and time-consuming. Third-parties may be unwilling to build integrations, and we may be required to devote additional resources to develop integrations for business applications on our own. The contracts applicable to third-party development tools may be unfavorable and add costs or risks to our business or may require us to push additional contract terms to our customers that affect our relationship with our customers. Third-parties we partner with, including providers of business applications with which we have integrations, may decide to compete with us or enter into arrangements with our competitors, resulting in such providers withdrawing support for our integrations. If we are unsuccessful in establishing or maintaining our relationships with third-parties, our ability to compete or our revenue, results of operations and future prospects may be adversely affected. Even if we are successful in establishing and maintaining these relationships with third-parties, we cannot ensure that these relationships will result in increased usage of our platform or increased revenue. In addition, any failure of our solutions to operate effectively with these business applications could reduce the demand for our solutions and harm to our business and we may also be held responsible for obligations that arise from the actions or omissions of third-parties. If we are unable to respond to these failures in a cost-effective manner, our solutions may become less marketable, less competitive or obsolete, and our results of operations may be negatively impacted.
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
•develop new services;
•maintain and/or increase the rate at which customers purchase our subscriptions;
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
We track certain financial and operating metrics with internal systems and tools and do not independently verify such metrics. Certain of our financial and operating metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business
We track certain financial and operating metrics, including key business metrics such as number of transactions, number of subscription units and average revenue per customer, with internal company data, systems and tools that are not independently verified by any third-party. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. If the internal systems and tools we use to track these metrics under count or over count performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our services are used across large populations globally. For example, there are customers who have multiple subscriptions, which we treat as multiple subscription units for purposes of calculating our subscription units.
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
The restatement of our prior quarterly financial statements may affect investor confidence and raise reputational issues and may subject us to additional risks and uncertainties, including increased professional costs and the increased possibility of legal proceedings and regulatory inquiries
As previously disclosed, we determined to restate our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2022, three and six months ended June 30, 2022 and three and nine months ended September 30, 2022 after we identified an error within our income tax provision relating to the identification of named executive officers subject to limitation on the deductibility of executive compensation under Internal Revenue Code Section 162(m). As a result of this error and the resulting restatement of our unaudited condensed consolidated financial statements for the impacted periods, we have incurred, and may continue to incur, unanticipated costs for accounting and legal fees in connection with or related to the restatement, and have become subject to a number of additional risks and uncertainties, including the increased possibility of litigation and regulatory inquiries. Any of the foregoing may affect investor confidence in the accuracy of our financial disclosures and may raise reputational risks for our business, both of which could harm our business and financial results.
We have identified material weaknesses in our internal control over financial reporting and, if we fail to remediate these material weaknesses, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence and the price of our common stock
As disclosed in Part II, Item 4, “Controls and Procedures” in this Quarterly Report on Form 10-Q, we identified the following material weaknesses as of March 31, 2023:
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
As a result of the foregoing material weaknesses, management concluded that our disclosure controls and procedures were not effective as of March 31, 2023. We have designed and implemented a plan to remediate the material weaknesses identified. See Part II, Item 4, “Controls and Procedures” in this Quarterly Report on Form 10-Q for additional information regarding our remediation plan. We cannot assure you that these measures will significantly improve or remediate the material weaknesses described above on a timely basis, if at all. The implementation of these remediation measures will require validation and testing of the design and operating effectiveness of internal control over a sustained period of financial reporting cycles. If the steps we have taken do not remediate the material weaknesses in a timely manner, there could continue to be a reasonable possibility that these control deficiencies or others would result in an additional material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis. If this occurs, it could adversely impact the accuracy and timing of our financial reporting and our stock price which, in turn, could jeopardize our ability to comply with our reporting obligations, limit our ability to access the capital markets and adversely impact our stock price. In addition, investors’ perceptions that our internal control over financial reporting is inadequate or that we are unable to produce accurate financial statements on a timely basis may make it more difficult for us to effectively market and sell our services to new and existing customers.
If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may decline
We are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. On an annual basis, we are required to furnish a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404 and our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting.
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
During the evaluation and testing process of our internal control over financial reporting, we identified material weaknesses in our internal control over financial reporting as of March 31, 2023. We cannot assure you that there will not be additional material weaknesses in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. As a result of our material weaknesses in internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be negatively affected, and we could be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which would also require additional financial and management resources. Failure to remedy the material weaknesses in our internal control over financial reporting on a timely basis, if at all, or to implement or maintain other effective control systems required of public companies could also restrict our future access to the capital markets.
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
We are subject to fluctuations in interest rates
Any borrowings under the 2021 Revolving Facility will be subject to variable rates of interest and expose us to interest rate risk. Sharp changes in interest rates, such as the current rising interest rate environment, including the U.S. Federal Reserve’s recent increases in interest rates, could adversely affect us if amounts are outstanding under the 2021 Revolving Facility. Further, if future rates based upon SOFR are higher or more volatile than USD LIBOR rates as historically determined, we may experience potential increases in interest rates on any variable rate debt, which could adversely impact our interest expense, results of operations and cash flows. In the future, we may enter into contractual arrangements designed to hedge our exposure to changes in interest rates. If we enter into derivative financial instruments to mitigate interest rate risk in the future, we may not maintain interest rate swaps, caps or other applicable financial instruments with respect to all of our indebtedness, and any financial instrument we enter into may not fully mitigate our interest rate risk, may prove disadvantageous or may create additional risks. If these hedging arrangements are unsuccessful, we may experience an adverse effect on our business, results of operations, financial condition and future prospects.

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
In addition, the Inflation Reduction Act of 2022, enacted in August 2022, imposed a 1% excise tax on net repurchases of shares by domestic corporations whose stock is traded on an established securities market. The excise tax has been imposed on repurchases that occur after December 31, 2022. The imposition of the excise tax on repurchases of our shares could increase the cost to us of making repurchases and could cause management to reduce the number of shares repurchased pursuant to our stock repurchase program.
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
Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions
Based upon our shares of our common stock outstanding as of March 31, 2023, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 52% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.
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
General Risk Factors
We maintain cash deposits in excess of federally insured limits. Adverse developments affecting financial institutions, including bank failures, could adversely affect our liquidity and financial performance.
Adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to bank failures and market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, failed and was taken into receivership by the Federal Deposit Insurance Corporation, or FDIC, and on May 1, 2023, the FDIC seized First Republic Bank and sold its assets to JPMorgan Chase & Co. While we have not experienced any adverse impact to our liquidity or to our current and projected business operations, financial condition or results of operations as a result of the matters relating to SVB and First Republic Bank, uncertainty remains over liquidity concerns in the broader financial services industry, and our business may be adversely impacted in ways that we cannot predict at this time.
We maintain the majority of our cash and cash equivalents in accounts at banking institutions in the United States that we believe are of high quality. Cash held in these accounts often exceed the FDIC insurance limits. There can be no assurance that our deposits in excess of FDIC insurance limits will be backstopped by the U.S. government, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business, liquidity and financial position.
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
Stock repurchase activity during the three months ended March 31, 2023 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be purchased Under the Plans
January 1, 2023 through January 31, 2023	—	$—	—	$54,873,781
February 1, 2023 through February 28, 2023	—	$—	—	$54,873,781
March 1, 2023 through March 31, 2023	770,717	$8.78	6,768,143	$48,105,638
Total	770,717	$8.78	6,768,143
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Credit Agreement Amendment
We are providing the following disclosure in lieu of filing a Current Report on Form 8-K relating to Item 1.01—Entry into a Material Definitive Agreement of Form 8-K:
On May 5, 2023, LegalZoom.com, Inc., as borrower, the guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent, or the Administrative Agent, entered into Amendment No. 1, or the Amendment, to the Amended and Restated Credit and Guaranty Agreement, dated as of July 2, 2021 (as amended, amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”), among the Company, the guarantors party thereto, the lenders and issuing lenders party thereto, and the Administrative Agent. The Amendment replaced the LIBOR interest rate benchmark with the Secured Overnight Financing Rate, or SOFR, benchmark, with a 0.10% credit spread adjustment to the SOFR benchmark for all available interest periods. Other than the foregoing, the material terms of the Credit Agreement remain unchanged.
JPMorgan Chase Bank, N.A. and some of the lenders party to the Amendment and their respective affiliates have, from time to time, various relationships with the Company and its subsidiaries in the ordinary course of business involving the provision of financial services, including commercial banking, investment banking or other services.
The foregoing description is subject to, and qualified in its entirety by, the full text of the Amendment, which is filed as Exhibit 10.1 hereto and incorporated by reference herein.
Amendments to 2022 Equity Grants
We are providing the following disclosure in lieu of filing a Current Report on Form 8-K relating to Item 5.02—Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers of Form 8-K:
On May 5, 2023, the compensation committee of the board of directors approved amendments to (i) the restricted stock units awards granted to the Company’s executive officers in March 2022 (other than Mr. Wernikoff) in August 2022 and (ii) the stock option awards granted to the Company’s executive officers in March 2022. These amendments provide that the vesting of such restricted stock units and stock options will be accelerated upon (i) a qualifying termination that occurs during the change-in-control period or (ii) the executive officer’s termination as a result of his or her death or disability (as each such term is defined in the employment agreement between the Company and applicable executive officer). Further, the amendments provide that such stock options, to the extent vested and outstanding on the date of the executive officer’s qualifying termination or the termination of the executive officer’s employment in the event of his or her death or disability, as applicable and after giving effect to the vesting acceleration, shall remain outstanding and exercisable until the earlier of: (x) the original expiration date of the stock options, (y) the one-year anniversary of the date of the executive officer’s termination of employment with the Company, and (z) immediately prior to the effective time of a change in control if such option is not assumed, continued or substituted by the surviving or acquiring entity (or its parent) in connection with such change in control. The amendments, which were not included in the 2022 equity awards at the time of grant due to a clerical error, conform to the Form of RSU Grant Notice and Form of Option Grant Notice for 2023 equity grants to the Company’s executive officers that were previously approved by the compensation committee of the board of directors and are attached to this Quarterly Report on Form 10-Q as Exhibit 10.2 and Exhibit 10.3, respectively.

Item 6. Exhibits
The exhibits listed below are filed or furnished as part of this Quarterly Report:

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
10.1*
Amendment No. 1, dated as of May 5, 2023, by and between the Company, as borrower, the guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent, relating to the Amended and Restated Credit and Guaranty Agreement, dated as of July 2, 2021, among the Company, the guarantors party thereto, the lenders and issuing lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.

10.2+*	Form of RSU Grant Notice (C-team).
10.3+*	Form of Option Grant Notice (C-team).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from our Quarterly Report on Form 10-Q for the three months ended March 31, 2023 were formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statement of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows.

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

LegalZoom.Com, Inc.

Date: May 9, 2023	By:	/s/ Dan Wernikoff
Dan Wernikoff
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 9, 2023		/s/ Noel Watson
Noel Watson
Chief Financial Officer
(Principal Financial and Accounting Officer)