Form 10-Q
period 2023-06-30
LEGALZOOM.COM, INC.
filed 2023-08-08
CIK 1286139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No  ☒
As of August 3, 2023, the registrant had outstanding 191,789,748 shares of common stock, $0.001 par value per share, outstanding.

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
•Our business and success depend in part on our strategic relationships with third-parties, including our partner ecosystem, and our business would be harmed if we fail to maintain or expand these relationships.
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

Part I
Item 1. Condensed Consolidated Financial Statements (Unaudited)
LegalZoom.com, Inc.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par values)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$238,937	$189,082
Accounts receivable, net of allowances of $5,734 and $4,730, respectively	13,495	13,177
Prepaid expenses and other current assets	13,308	16,699
Current assets held for sale	22,722	22,722
Total current assets	288,462	241,680
Property and equipment, net	38,894	30,823
Goodwill	63,265	63,229
Intangible assets, net	16,317	18,900
Operating lease right-of-use assets	9,875	11,148
Deferred income taxes	21,831	29,380
Available-for-sale debt securities	1,004	995
Other assets	8,989	9,240
Total assets	$448,637	$405,395
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$33,307	$25,312
Accrued expenses and other current liabilities	52,349	57,373
Deferred revenue	179,432	164,200
Operating lease liabilities	2,405	2,317
Total current liabilities	267,493	249,202
Operating lease liabilities, non-current	7,800	8,958
Deferred revenue	711	892
Other liabilities	4,284	3,968
Total liabilities	280,288	263,020
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000 shares authorized at June 30, 2023 and December 31, 2022, none issued or outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 1,000,000 shares authorized; 191,657 shares and 190,822 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	191	190
Additional paid-in capital	1,070,461	1,032,550
Accumulated deficit	(902,633)	(891,862)
Accumulated other comprehensive income	330	1,497
Total stockholders’ equity	168,349	142,375
Total liabilities and stockholders’ equity	$448,637	$405,395
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
		(Restated)		(Restated)
Revenue	$168,854	$162,649	$334,790	$318,076
Cost of revenue	63,748	57,151	124,143	113,333
Gross profit	105,106	105,498	210,647	204,743
Operating expenses:
Sales and marketing	53,525	71,721	113,675	148,595
Technology and development	19,900	16,197	39,583	34,156
General and administrative	26,936	28,969	53,440	58,457
Total operating expenses	100,361	116,887	206,698	241,208
Income (loss) from operations	4,745	(11,389)	3,949	(36,465)
Interest income (expense), net	2,153	29	3,734	(24)
Other income (expense), net	624	(2,022)	1,318	(3,566)
Income (loss) before income taxes	7,522	(13,382)	9,001	(40,055)
Provision for (benefit from) income taxes	6,127	(639)	9,964	(1,559)
Net income (loss)	$1,395	$(12,743)	$(963)	$(38,496)
Net income (loss) per share attributable to common stockholders—basic:	$0.01	$(0.06)	$(0.01)	$(0.19)
Net income (loss) per share attributable to common stockholders—diluted:	$0.01	$(0.06)	$(0.01)	$(0.19)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—basic:	191,342	197,819	191,318	198,040
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—diluted:	194,826	197,819	191,318	198,040
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
		(Restated)		(Restated)
Net income (loss)	$1,395	$(12,743)	$(963)	$(38,496)
Other comprehensive (loss) income, net of tax:
Change in foreign currency translation adjustments	(536)	2,209	(1,167)	3,611
Change in available-for-sale debt securities due to unrealized gains	—	—	—	38
Total other comprehensive (loss) income	(536)	2,209	(1,167)	3,649
Total comprehensive income (loss)	$859	$(10,534)	$(2,130)	$(34,847)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	190,822	$190	$1,032,550	$(891,862)	$1,497	$142,375
Issuance of common stock upon exercise of stock options	28	—	22	—	—	22
Issuance of common stock upon vesting of restricted stock awards	1,164	1	(1)	—	—	—
Stock-based compensation	—	—	17,378	—	—	17,378
Repurchased common stock	(771)	(1)	—	(6,767)	—	(6,768)
Other comprehensive loss	—	—	—	—	(631)	(631)
Net loss	—	—	—	(2,358)	—	(2,358)
Balance at March 31, 2023	191,244	$190	$1,049,948	$(900,987)	$866	$150,017
Issuance of common stock upon exercise of stock options and ESPP	362	—	2,951	—	—	2,951
Issuance of common stock upon vesting of restricted stock awards	661	1	(1)	—	—	—
Shares surrendered for settlement of minimum statutory tax withholdings	(232)	—	(2,469)	—	—	(2,469)
Stock-based compensation	—	—	20,031	—	—	20,031
Repurchased common stock	(378)	—	—	(3,041)	—	(3,041)
Other comprehensive loss	—	—	—	—	(536)	(536)
Net income	—	—	—	1,395	—	1,395
Balance at June 30, 2023	191,657	$191	$1,070,461	$(902,633)	$330	$168,349

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	198,084	$198	$947,160	$(748,012)	$(1,795)	$197,551
Issuance of common stock upon exercise of stock options	202	—	225	—	—	225
Issuance of common stock upon vesting of restricted stock awards	392	—	—	—	—	—
Stock-based compensation	—	—	22,346	—	—	22,346
Repurchased common stock	(79)	—	—	(1,102)	—	(1,102)
Other comprehensive income	—	—	—	—	1,440	1,440
Net loss	—	—	—	(25,753)	—	(25,753)
Balance at March 31, 2022 (Restated)	198,599	$198	$969,731	$(774,867)	$(355)	$194,707
Issuance of common stock upon exercise of stock options and ESPP	174	—	1,262	—	—	1,262
Issuance of common stock upon vesting of restricted stock awards	268	1	(1)	—	—	—
Shares surrendered for settlement of minimum statutory tax withholdings	(1)	—	(30)	—	—	(30)
Stock-based compensation	—	—	23,596	—	—	23,596
Repurchased common stock	(2,961)	(3)	—	(38,050)	—	(38,053)
Other comprehensive income	—	—	—	—	2,209	2,209
Net loss	—	—	—	(12,743)	—	(12,743)
Balance at June 30, 2022 (Restated)	196,079	$196	$994,558	$(825,660)	$1,854	$170,948
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2023	2022
		(Restated)
Cash flows from operating activities
Net loss	$(963)	$(38,496)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,406	10,933
Amortization of right-of-use assets	1,336	852
Amortization of debt issuance costs	112	112
Impairment of other equity security	—	170
Stock-based compensation	35,423	44,712
Deferred income taxes	7,614	(2,109)
Change in fair value of contingent consideration	(695)	(150)
Unrealized foreign exchange (gain) loss	(1,104)	3,405
Other	(1)	(1)
Changes in operating assets and liabilities:
Accounts receivable	(316)	(2,357)
Prepaid expenses and other current assets	3,407	(417)
Other assets	4	(338)
Accounts payable	8,319	(13,553)
Accrued expenses and other liabilities	(4,082)	6,921
Operating lease liabilities	(1,132)	(1,642)
Income tax payable	8	15
Deferred revenue	15,037	16,700
Net cash provided by operating activities	74,373	24,757
Cash flows from investing activities
Proceeds from acquisition working capital adjustment	—	307
Purchase of property and equipment	(15,227)	(10,379)
Net cash used in investing activities	(15,227)	(10,072)
Cash flows from financing activities
Repayment of capital lease obligations	(18)	—
Payment of contingent consideration	—	(600)
Repurchase of common stock	(9,809)	(39,155)
Shares surrendered for settlement of minimum statutory tax withholding	(2,469)	(30)
Proceeds from issuance of stock under employee stock plans	2,973	1,487
Net cash used in financing activities	(9,323)	(38,298)
Effect of exchange rate changes on cash and cash equivalents	32	(147)
Net increase (decrease) in cash and cash equivalents	49,855	(23,760)
Cash and cash equivalents, at beginning of the period	189,082	239,297
Cash and cash equivalents, at end of the period	$238,937	$215,537
Non-cash operating, investing, and financing activities:
Purchase of property and equipment included in accounts payable and accrued expenses and other current liabilities	$983	$869
Capitalized stock-based compensation	1,986	1,230
Right-of-use assets under operating leases	63	7,814
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
We are a provider of services that meet the legal needs of small businesses and consumers. Our position at business inception allows us to become a trusted business advisor, supporting the evolving needs of a new business across its lifecycle. Along with business formation, our offerings include ongoing compliance and tax advice and filings, bookkeeping, virtual mailbox and e-signature solutions, trademark filings, and estate plans. Additionally, we have insights into our customers and leverage our offerings as a channel to introduce small businesses to leading brands in our partner ecosystem, solving even more of their business needs.
Note 2. Restatement
As previously disclosed on February 17 and February 27, 2023, in connection with the preparation of our consolidated financial statements for the year ended December 31, 2022, we identified tax errors within our previously issued unaudited condensed consolidated financial statements as of and for the quarterly and year to date periods ended March 31, 2022, or Q1 2022, June 30, 2022, or Q2 2022, and September 30, 2022, or Q3 2022, as included in our previously filed Quarterly Reports on Form 10-Q. Management concluded that such errors resulted in the previously issued Q1 2022, Q2 2022 and Q3 2022 unaudited condensed consolidated financial statements, including the respective year-to-date periods, being materially misstated and therefore requiring restatement.
Specifically, within our income tax provision there was an error relating to the identification of named executive officers subject to limitation on the deductibility of executive compensation under Internal Revenue Code Section 162(m), or Section 162(m). The Section 162(m) error had the impact of a $0.2 million understatement of the benefit for income taxes and a $4.1 million overstatement of the provision for income taxes for the three and six months ended June 30, 2022, respectively, and a $1.2 million overstatement of the benefit for income taxes and a $2.8 million overstatement of the provision for income taxes for the three and nine months ended September 30, 2022, respectively, and the associated impacts on deferred tax assets.
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
Description of Restatement of Financial Information
In the following tables, we have presented a reconciliation of our unaudited condensed consolidated financial information as originally reported, to the as restated amounts as of and for the three and six months ended June 30, 2022. The restatement for the three and nine months ended September 30, 2022 will be effected in the future filing of our 2023 unaudited condensed consolidated financial statements within our Quarterly Report on Form 10-Q.
The table below sets forth the unaudited condensed consolidated balance sheet information, including the balances as reported, adjustments and the balances as restated (in thousands, except per share amounts):

	June 30, 2022
	As Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$215,537	$—	$215,537
Accounts receivable, net of allowances of $4,508	12,993	—	12,993
Prepaid expenses and other current assets	13,860	—	13,860
Total current assets	242,390	—	242,390
Property and equipment, net	49,342	—	49,342

	June 30, 2022
	As Reported	Adjustments	As Restated
Goodwill	59,933	—	59,933
Intangible assets, net	14,570	—	14,570
Operating lease right-of-use assets	6,961	—	6,961
Deferred income taxes	25,685	4,064	29,749
Available-for-sale debt securities	1,182	—	1,182
Other assets	13,319	(7)	13,312
Total assets	$413,382	$4,057	$417,439
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	18,404	—	18,404
Accrued expenses and other current liabilities	55,820	(1,235)	54,585
Deferred revenue	163,140	—	163,140
Operating lease liabilities	1,542	—	1,542
Total current liabilities	238,906	(1,235)	237,671
Operating lease liabilities, non-current	4,842	—	4,842
Deferred revenue	1,137	—	1,137
Other liabilities	2,841	—	2,841
Total liabilities	247,726	(1,235)	246,491
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000 shares authorized; 0 issued or outstanding at June 30, 2022	—	—	—
Common stock, $0.001 par value; 1,000,000 shares authorized; 196,079 shares issued and outstanding at June 30, 2022	196	—	196
Additional paid-in capital	994,558	—	994,558
Accumulated deficit	(830,952)	5,292	(825,660)
Accumulated other comprehensive income	1,854	—	1,854
Total stockholders’ equity	165,656	5,292	170,948
Total liabilities and stockholders’ equity	$413,382	$4,057	$417,439
The table below sets forth the unaudited condensed consolidated statements of operations, including the balances as reported, adjustments and the as restated balances (in thousands, except per share amounts):

	Three Months Ended			Six Months Ended
	June 30, 2022			June 30, 2022
	As Reported	Adjustments	As Restated	As reported	Adjustments	As restated
Revenue	$163,867	$(1,218)	$162,649	$318,076	$—	$318,076
Cost of revenue	57,393	(242)	57,151	113,333	—	113,333
Gross profit	106,474	(976)	105,498	204,743	—	204,743
Operating expenses:
Sales and marketing	72,945	(1,224)	71,721	149,819	(1,224)	148,595
Technology and development	16,197	—	16,197	34,156	—	34,156
General and administrative	28,969	—	28,969	58,457	—	58,457
Total operating expenses	118,111	(1,224)	116,887	242,432	(1,224)	241,208
Loss from operations	(11,637)	248	(11,389)	(37,689)	1,224	(36,465)
Interest income (expense), net	29	—	29	(24)	—	(24)
Other expense, net	(2,022)	—	(2,022)	(3,566)	—	(3,566)
Loss before income taxes	(13,630)	248	(13,382)	(41,279)	1,224	(40,055)

	Three Months Ended			Six Months Ended
	June 30, 2022			June 30, 2022
	As Reported	Adjustments	As Restated	As reported	Adjustments	As restated
(Benefit from) provision for income taxes	(451)	(188)	(639)	2,509	(4,068)	(1,559)
Net loss	$(13,179)	$436	$(12,743)	$(43,788)	$5,292	$(38,496)
Net loss per share attributable to common stockholders—basic and diluted:	$(0.07)	$—	$(0.06)	$(0.22)	$—	$(0.19)
Weighted-average shares used to compute net loss per share attributable to common stockholders—basic and diluted:	197,819	—	197,819	198,040	—	198,040
The table below sets forth the unaudited condensed consolidated statements of comprehensive loss, including balances as reported, adjustments and balances as restated amounts (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2022			June 30, 2022
	As Reported	Adjustments	As Restated	As reported	Adjustments	As restated
Net Loss	$(13,179)	$436	$(12,743)	$(43,788)	$5,292	$(38,496)
Total other comprehensive income	2,209	—	2,209	3,649	—	3,649
Total comprehensive loss	$(10,970)	$436	$(10,534)	$(40,139)	$5,292	$(34,847)

The table below sets forth the unaudited condensed consolidated statements of stockholders’ equity, including balances as reported, adjustments and balances as restated amounts (in thousands):

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2022 as reported	196,079	$196	$994,558	$(830,952)	$1,854	$165,656
Cumulative adjustments to net loss	—	—	—	5,292	—	5,292
Balance at June 30, 2022 as restated	196,079	$196	$994,558	$(825,660)	$1,854	$170,948

The table below sets forth the unaudited condensed consolidated statement of cash flows, including balances as reported, adjustments and balances as restated amounts (in thousands):

	Six Months Ended June 30, 2022
	As Reported	Adjustments	As Restated
Cash flows from operating activities
Net loss	$(43,788)	$5,292	$(38,496)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,933	—	10,933
Amortization of right-of-use assets	852	—	852
Amortization of debt issuance costs	112	—	112
Impairment of other equity security	170	—	170
Stock-based compensation	44,712	—	44,712
Deferred income taxes	1,955	(4,064)	(2,109)
Change in fair value of contingent consideration	(150)	—	(150)
Unrealized foreign exchange loss	3,405	—	3,405
Other	(1)	—	(1)

	Six Months Ended June 30, 2022
	As Reported	Adjustments	As Restated
Changes in operating assets and liabilities, net of effects of business combination:
Accounts receivable	(2,357)	—	(2,357)
Prepaid expenses and other current assets	(417)	—	(417)
Other assets	(345)	7	(338)
Accounts payable	(13,553)	—	(13,553)
Accrued expenses and other liabilities	8,156	(1,235)	6,921
Operating lease liabilities	(1,642)	—	(1,642)
Income tax payable	15	—	15
Deferred revenue	16,700	—	16,700
Net cash provided by operating activities	24,757	—	24,757
Cash flows from investing activities
Proceeds from acquisition working capital adjustment	307	—	307
Purchase of property and equipment	(10,379)	—	(10,379)
Net cash used in investing activities	(10,072)	—	(10,072)
Cash flows from financing activities
Payment of contingent consideration	(600)	—	(600)
Repurchase of common stock	(39,155)	—	(39,155)
Shares surrendered for settlement of minimum statutory tax withholding	(30)	—	(30)
Proceeds from issuance of stock under employee stock plans	1,487	—	1,487
Net cash used in financing activities	(38,298)	—	(38,298)
Effect of exchange rate changes on cash and cash equivalents	(147)	—	(147)
Net decrease in cash and cash equivalents, and restricted cash equivalents	(23,760)	—	(23,760)
Cash and cash equivalents, and restricted cash equivalents, at beginning of the period	239,297	—	239,297
Cash and cash equivalents at end of the period	$215,537	$—	$215,537
Note 3. Summary of Significant Accounting Policies
A summary of the significant accounting policies we follow in the preparation of the accompanying unaudited condensed consolidated financial statements is set forth below.
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2022. The December 31, 2022 unaudited condensed consolidated balance sheet was derived from our audited consolidated financial statements as of that date. Our unaudited condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the unaudited condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. There have been no significant changes in accounting policies during the three and six months ended June 30, 2023 from those disclosed in the annual consolidated financial statements for the year ended December 31, 2022 and the related notes, except as noted below in the Recently Adopted Accounting Pronouncements.
The operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results expected for the full year ending December 31, 2023.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, revenue recognition, sales allowances and expected credit loss allowances, available-for-sale debt securities, other equity securities, recoverability of long-lived assets and goodwill, income taxes, commitments and contingencies, and stock-based compensation. Actual results could differ materially from those estimates. On an ongoing basis, we evaluate the estimates compared to historical experience and other factors including the current economic and regulatory environment, which form the basis for our judgments about the carrying value of assets and liabilities.
Significant Accounting Policies
Significant accounting policies are detailed in "Note 2: Summary of Significant Accounting Policies" of our Annual Report on Form 10-K for the year ended December 31, 2022. On January 1, 2022, we adopted Financial Accounting Standards Board, or FASB, Accounting Standards Codification No. 842, Leases, or ASC 842, with application to leases that existed as of the adoption date. On January 1, 2022, we also adopted Accounting Standard Update, or ASU, No. 2016-13, Financial Instruments—Credit losses: Measurement of Credit Losses on Financial Instruments (Topic 326), or ASU 2016-13, using the modified-retrospective transition method for assets measured at amortized cost other than available-for-sale debt securities, which was adopted using a prospective transition approach. The adoption of ASU 2016-13 did not have a material impact on our unaudited condensed consolidated financial statements.
Segment and Geographic Information
Our Chief Executive Officer, as the Chief Operating Decision Maker, organizes our company, manages resource allocations, and measures performance on the basis of one operating segment.
Revenue outside of the U.S., based on the location of the customer, represented less than 1% of our unaudited consolidated revenue for the three and six months ended June 30, 2023 and 2022. Our property and equipment and right-of-use, or ROU, assets located outside of the U.S. were immaterial as of June 30, 2023 and December 31, 2022.
Foreign Currency
The British Pound Sterling is the functional currency for our foreign subsidiaries domiciled in the U.K. The financial statements of these foreign subsidiaries are translated to U.S. Dollars using period-end rates of exchange for assets and liabilities, historical rates of exchange for equity, and average rates of exchange for the period for revenue and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of our unaudited condensed consolidated statements of stockholders’ equity. We recognized foreign currency transaction gains of $0.5 million and $1.1 million during the three and six months ended June 30, 2023, respectively, and losses of $2.0 million and $3.4 million during the three and six months ended June 30, 2022, respectively.
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
Due to a large and diverse customer base, no individual customer represented more than 10% of total revenue for the three and six months ended June 30, 2023 and 2022. At June 30, 2023 and December 31, 2022, there were no customers with an outstanding balance of 10% or more of our total accounts receivable balance.
Accounts Receivable and Allowance for Credit Losses
Our accounts receivable balances, which are not collateralized and do not bear interest, primarily consist of amounts receivable from our credit and debit card merchant processors, customer receivables, and fees due from third-parties for services purchased by our customers from such third-parties. We reduce our accounts receivable for sales allowances and a reserve for potentially uncollectible receivables. We determine the amount of the allowances based on various factors, including historical collection experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect our ability to collect from customers. Account balances are charged off against the allowance when we determine that it is not probable we will collect the receivable. At June 30, 2023 and December 31, 2022 the allowance for credit losses was not material.
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
We determine whether an arrangement is a lease, or contains a lease, at inception if we are able to identify an asset and can conclude we have the right to control the identified asset for a period of time. Leases are included in operating lease ROU assets and operating lease liabilities in the accompanying unaudited condensed consolidated balance sheets. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets.
ROU assets represent our right to control an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use the incremental borrowing rate based on the information available at the commencement date in determining the discount rate used to present value lease payments. We used the incremental borrowing rate on January 1, 2022 for operating leases that commenced on or prior to that date. The incremental borrowing rate used is estimated based on what we would be required to pay for a collateralized loan over a similar term. Our leases typically do not include any residual value guarantees, bargain purchase options, or asset retirement obligations.
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
Subscription revenue—Subscription revenue is generated primarily from subscriptions to our registered agent, compliance packages, attorney advice, legal forms, tax, virtual mail and e-signature services in addition to software-as-a-service, or SaaS, subscriptions in the U.K. We generally recognize revenue from our subscriptions ratably over the subscription term. Subscription terms generally range from thirty days to one year. Subscription revenue includes the transaction price allocated to bundled free trials for our subscription services and is net of promotional discounts, cancellations, sales allowances and credit reserves and payments to third-party service providers such as legal plan law firms.
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
Revenue from our transaction, subscription and partner revenue is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
		(Restated)		(Restated)
Transaction	$60,494	$65,291	$122,733	$130,616
Subscription	102,199	91,308	199,510	175,672
Partner	6,161	6,050	12,547	11,788
Total revenue	$168,854	$162,649	$334,790	$318,076
Recent Accounting Pronouncements
Prior to December 31, 2022, we qualified as an emerging growth company, or EGC, and were allowed by the Jumpstart Our Business Startups Act to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements were made applicable to private companies. We became a large accelerated filer and no longer qualified as an EGC at the conclusion of the fiscal year ended December 31, 2022. The adoption dates discussed below for recently adopted accounting pronouncements reflect the transition periods required as a result of becoming a large accelerated filer as of December 31, 2022. We will be required to adopt all future new or revised accounting pronouncements in accordance with public company timelines.
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
In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement—Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (Topic 820), or ASU 2022-03, which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments are effective for fiscal years beginning after December 15, 2023. We early adopted ASU 2022-03 during the three months ended June 30, 2023. The adoption of this accounting standard did not have a material impact on our unaudited condensed consolidated financial statements.
In September 2022, the FASB issued ASU No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which requires that a buyer in a supplier finance program disclose qualitative and quantitative information about its supplier finance programs. We adopted ASU 2022-04 effective January 1, 2023. The adoption of this accounting standard did not have a material impact on our unaudited condensed consolidated financial statements.
In March 2023, the FASB issued ASU No. 2023-01, Leases (Topic 842): Common Control Arrangements, which amends certain provisions of ASC 842 related to the accounting for leasehold improvements in common-control arrangements. ASU 2023-01 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. We early adopted ASU 2023-01 effective January 1, 2023. The adoption of this accounting standard did not have a material impact on our unaudited condensed consolidated financial statements.
In March 2023, the FASB issued ASU No. 2023-02, Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, which allows reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. ASU 2023-02 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. We early adopted ASU 2023-02 effective January 1, 2023.

The adoption of this accounting standard did not have a material impact on our unaudited condensed consolidated financial statements.
In July 2023, the FASB issued ASU 2023-03 to amend various paragraphs in the Accounting Standards Codification to align with the previously issued SEC guidance. ASU 2023-03 did not provide any new guidance, and there is no transition or effective date associated with it resulting in the ASU 2023-03 being effective upon issuance. Consequently, the adoption of this accounting standard did not have a material impact on our unaudited condensed consolidated financial statements.
Note 4. Other Financial Statement Information
Accounts Receivable
Changes in the allowances consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
		(Restated)		(Restated)
Beginning balance	$4,870	$3,633	$4,730	$4,060
Add: amounts recognized as a reduction of revenue	3,962	2,471	6,078	4,193
Add: allowance for credit losses recognized in general and administrative expense	425	68	489	140
Less: write-offs, net of recoveries	(3,523)	(1,664)	(5,563)	(3,885)
Ending balance	$5,734	$4,508	$5,734	$4,508
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
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid expenses	$8,611	$10,624
Deferred cost of revenue	1,929	1,915
Capitalized cloud computing development costs	1,177	1,407
Income tax receivable	575	760
Other current assets	1,016	1,993
Total prepaid expenses and other current assets	$13,308	$16,699
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued payroll and related expenses	$24,763	$27,822
Accrued vendor payables	15,638	15,531
Accrued advertising	494	1,071
Sales allowances	4,707	4,426
Accrued sales, use and business taxes	3,544	3,838

	June 30, 2023	December 31, 2022
Other	3,203	4,685
Total accrued expenses and other current liabilities	$52,349	$57,373
Depreciation and Amortization
Depreciation and amortization expense of our property and equipment, including capitalized internal-use software, and intangible assets consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
		(Restated)		(Restated)
Cost of revenue	$3,011	$2,184	$5,633	$4,254
Sales and marketing	1,354	1,879	2,611	3,754
Technology and development	841	692	1,699	1,418
General and administrative	631	784	1,463	1,507
Total depreciation and amortization expense	$5,837	$5,539	$11,406	$10,933
Deferred revenue
Deferred revenue as of June 30, 2023 and December 31, 2022 was $180.1 million and $165.1 million, respectively. Revenue recognized in the three months ended June 30, 2023 and 2022 that was included in deferred revenue as of March 31, 2023 and 2022 was $88.5 million and $92.4 million, respectively. Revenue recognized in the six months ended June 30, 2023 and 2022 that was included in deferred revenue as of December 31, 2022 and 2021 was $128.2 million and $123.9 million, respectively.
We have omitted disclosure on the transaction price allocated to remaining performance obligations and estimated timing of revenue recognition as our contracts with customers that have a duration of more than one year are immaterial.
Note 5. Assets Held for Sale
During the quarter ended September 30, 2022, following an evaluation of our office space and business requirements, we commenced a plan to sell our operational headquarters in Austin, Texas, consisting of land, a building and building improvements, and determined that these assets met the held for sale criteria. We ceased recording depreciation on these assets upon meeting the held for sale criteria. At June 30, 2023, the total carrying value of the assets held for sale was $22.7 million. The estimated fair value less costs to sell the assets held for sale exceed their carrying values and hence no impairment was necessary during the quarter ended June 30, 2023.
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
On May 5, 2023, we entered into an amendment to the 2021 Revolving Facility to replace the LIBOR interest rate benchmark with the Secured Overnight Financing Rate, or SOFR, benchmark, with a 0.10% credit spread adjustment to the SOFR benchmark, or Adjusted Term SOFR, for all available interest periods, provided that if the Adjusted Term SOFR is less than zero, the Adjusted Term SOFR shall be deemed to be zero. Other than the foregoing, the remaining terms of the 2021 Revolving Facility remained unchanged. The interest rate applicable to the 2021 Revolving Facility is subject to a 1.0% floor and is a rate equal to the greatest of (i) the administrative agent’s prime rate (ii) the federal funds effective rate plus 1/2 of 1.0% or (iii) Adjusted Term SOFR plus 1.0%.

The interest rate margins under the 2021 Revolving Facility are subject to a reduction of 0.25% and a further reduction of 0.25% upon achieving total net first lien leverage ratios of 3.50 to 1.00 and 2.50 to 1.00, respectively. We are required to pay a commitment fee in respect of unutilized commitments under the 2021

Revolving Facility. The commitment fee is, initially, 0.35% per annum. The commitment fee is subject to a reduction of 0.10% if the total net first lien leverage ratio does not exceed 3.50 to 1.00. We are also required to pay customary letter of credit fees and agency fees. We have the option to voluntarily repay outstanding loans under the 2021 Revolving Facility at any time without premium or penalty, other than customary “breakage” costs with respect to SOFR loans. There is no scheduled amortization under the 2021 Revolving Facility. Any principal amount outstanding is due and payable in full at maturity, five years from the closing date of the 2021 Revolving Facility. Obligations under the 2021 Revolving Facility are guaranteed by our existing and future direct and indirect material wholly-owned domestic subsidiaries, subject to certain exceptions.
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
At June 30, 2023 and December 31, 2022, we had no amounts outstanding under our 2021 Revolving Facility or any outstanding letters of credit and we were in compliance with all financial covenants.
Note 7. Commitments and Contingencies
Advertising, Media and Other Commitments
We use a variety of media to advertise our services, including search engine marketing, television and radio. At June 30, 2023, we had non-cancelable minimum advertising and media commitments for future advertising spots of $5.3 million, substantially all of which will be paid over a two-year period. We also have non-cancelable agreements with various vendors, which require us to pay $59.4 million over a five-year period, of which $43.2 million remains to be paid as of June 30, 2023.
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
During the three months ended June 30, 2023, using Rule 10b5-1 plans, we repurchased a total of 378,363 shares of our common stock through open market purchases at an average per share price of $8.04 for a total repurchase of $3.0 million including broker commissions. During the six months ended June 30, 2023, we repurchased a total of 1,149,080 shares of our common stock through open market purchases at an average per share price of $8.54 for a total repurchase of $9.8 million including broker commissions. The repurchases were recorded as a reduction to stockholders' equity. Approximately $45.1 million remains available for future repurchases under the stock repurchase program as of June 30, 2023.
The Inflation Reduction Act of 2022, enacted in August 2022, imposed a 1% non-deductible excise tax on net repurchases of shares by domestic corporations whose stock is traded on an established securities market. Consequently, this excise tax is applicable to our stock repurchase program beginning in 2023 and represents a cost of the repurchases of our common stock. We have not recognized excise tax liability as of June 30, 2023 because our stock issuances exceeded stock repurchases during the six months ended June 30, 2023.
Note 9. Stock-based Compensation
Stock-based Compensation Expense
We recorded stock-based compensation expense in the following categories in the accompanying unaudited condensed consolidated statements of operations and balance sheets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
		(Restated)		(Restated)
Cost of revenue	$1,105	$1,331	$1,979	$1,608
Sales and marketing	1,447	3,536	$2,979	$6,661
Technology and development	4,875	4,148	$9,195	$8,446
General and administrative	11,529	13,832	$21,270	$27,997
Total stock-based compensation expense	18,956	22,847	$35,423	$44,712
Amount capitalized to internal-use software	1,075	749	$1,986	$1,230
Total stock-based compensation expense	$20,031	$23,596	$37,409	$45,942
Stock Options
During the six months ended June 30, 2023, we granted 4.2 million stock options to members of our senior leadership team. Fair value of the options was measured using the Black-Scholes option pricing model on the date of grant, and associated expense will be recognized over the requisite service period. Vesting of the options will be accelerated upon a qualifying termination that occurs during the change-in-control period, as defined in the option grant agreement, or immediately prior to the effective time of a change-in-control if the option award is not assumed, continued or substituted by the surviving or acquiring entity (or its parent) in connection with such change-in-control. The weighted-average assumptions that were used to calculate the grant-date fair value of our stock option grants using the Black-Scholes option pricing model were as follows:

Six Months Ended June 30,
2023
Expected life (years)	5.87
Risk-free interest rate	3.4% - 3.8%
Expected volatility	50.4% - 50.7%
Expected dividend yield	—

Restricted Stock Units
During the six months ended June 30, 2023, we granted 7.8 million restricted stock units, or RSUs, with a total grant date fair value of $66.4 million to various employees. RSUs are measured based on the fair market value of the underlying stock on the date of grant and recognized as expense over the requisite service period.
During the six months ended June 30, 2023, we also granted 1.3 million RSUs with performance conditions, or PSUs, to members of our senior leadership team. Vesting of the PSUs is contingent upon the recipient’s continuous employment over the requisite service period and is subject to fulfillment by the Company of predefined performance criteria. Such awards will be earned only if certain performance targets established by and under the direction of the compensation committee of the board of directors are met during the performance period. The number of PSUs subject to vesting is determined at the end of the performance period and may equal zero percent (0%) to one hundred and fifty percent (150%) of the target award based upon Company’s achievement of certain revenue, profitability, and market share targets. If the performance criteria are achieved, 75% of the PSUs will vest on the date the compensation committee of the board of directors certifies achievement of the performance criteria, and the remaining 25% of the PSUs will vest on the one year anniversary of such certification date. PSUs are measured based on the fair market value of the underlying stock on the date of grant and recognized as expense over the employee’s requisite service period using graded vesting attribution method to the extent it is probable that the performance conditions will be achieved. We recognized $1.6 million and $1.7 million in stock-based compensation expense during three and six months ended June 30, 2023, respectively, related to these PSU awards. In the event of change-in-control (as defined in the employment agreement between the Company and each recipient of the performance award), the vesting conditions of PSUs will be modified resulting in a vesting of a greater of (i) one hundred percent (100%) of the target award, or (ii) the number of shares commensurate with the Company’s market share for the trailing 12-month period ending on the date that is the end of the nearest month prior to the date of the change of control, provided that 75% of such PSUs will vest on June 30, 2024 and the remaining 25% of such PSUs will vest on June 30, 2025, subject to the recipients continuing to be service providers through each such date and accelerated if the acquirer does not assume the awards in an economically equivalent manner.

On May 5, 2023, the compensation committee of the board of directors approved amendments to the terms of the stock option and RSU awards granted to members of our senior leadership team during the year ended December 31, 2022, whereby the vesting of such stock options and RSUs will be accelerated upon (i) a qualifying termination that occurs during the change-in-control period or (ii) the individual’s termination as a result of his or her death or disability (as each such term is defined in the employment agreement between the Company and applicable individual). Further, the amendments provide that such stock options, to the extent vested and outstanding on the date of the individual’s qualifying termination or the termination of the individual’s employment in the event of his or her death or disability, as applicable and after giving effect to the vesting acceleration, shall remain outstanding and exercisable until the earlier of: (x) the original expiration date of the stock options, (y) the one-year anniversary of the date of the individual’s termination of employment with the Company, and (z) immediately prior to the effective time of a change in control if such stock option is not assumed, continued or substituted by the surviving or acquiring entity (or its parent) in connection with such change in control. The modification to add the foregoing provisions did not result in an incremental fair value of the impacted awards because the original vesting conditions were expected to be satisfied as of the modification date and the termination of the individual’s employment in the event of change-in-control or as a result of his or her death or disability was not probable as of the date of this filing.
Note 10. Income Taxes
We recorded a provision for income taxes of $6.1 million and $10.0 million for the three and six months ended June 30, 2023, respectively, and a benefit from income taxes of $0.6 million and $1.6 million for the three and six months ended June 30, 2022, respectively. The effective tax rate for the three months ended June 30, 2023 and 2022 was 81.5% and 4.8% (as restated), respectively. For the six months ended June 30, 2023 and 2022, the effective tax rate was 110.7% and 3.9% (as restated), respectively. The difference from the federal statutory rate of 21% is primarily due to the recognition of significant non-deductible stock-based compensation and other discrete adjustments.

Gross unrecognized tax benefits were $9.4 million and $8.9 million as of June 30, 2023 and December 31, 2022, respectively. The gross unrecognized tax benefits, if recognized by us, will result in a reduction of approximately $9.4 million, excluding interest and penalties, to the provision for income taxes, thereby favorably impacting our effective tax rate. Our policy is to recognize interest and penalties related to income tax matters in income tax expense. For the periods presented, interest and penalties related to income tax positions were not material to our unaudited condensed consolidated financial statements.

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
Note 11. Net Income (Loss) Per Share Attributable to Common Stockholders
The following table shows the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
		(Restated)		(Restated)
Numerator:
Net income (loss)	$1,395	$(12,743)	$(963)	$(38,496)
Net income (loss) attributable to common stockholders—basic and diluted	$1,395	$(12,743)	$(963)	$(38,496)
Denominator:
Weighted-average common stock used in computing net income (loss) per share attributable to common stockholders—basic	191,342	197,819	191,318	198,040
Effect of potentially dilutive securities
Options to purchase common stock	884	—	—	—
RSUs	2,583	—	—	—
Employee stock purchase plan	17	—	—	—
Weighted-average common stock used in computing net income (loss) per share attributable to common stockholders—diluted	194,826	197,819	191,318	198,040
Net income (loss) per share attributable to common stockholders—basic	$0.01	$(0.06)	$(0.01)	$(0.19)
Net income (loss) per share attributable to common stockholders—diluted	$0.01	$(0.06)	$(0.01)	$(0.19)
The following table presents the number of stock options, RSUs, and PSUs excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because they are anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
		(Restated)		(Restated)
Options to purchase common stock	10,529	17,772	21,048	17,772
RSUs	3,344	7,792	14,047	7,792
Employee stock purchase plan	8	83	122	83
PSUs	1,316	—	1,316	—
Total	15,197	25,647	36,533	25,647
Note 12. Restructuring
From time to time, we initiate cost reduction activities to integrate acquired businesses, to align our workforce with strategic business activities, or to improve efficiencies in our operations. During three and six months ended June 30, 2023, we incurred $0.1 million and $0.7 million, respectively, in severance costs related to the reduction of our U.K. headcount, which is expected to be substantially complete by December 31, 2023. Restructuring expenses include severance for the impacted employees and are included in general and administrative expenses in the accompanying unaudited condensed consolidated financial statements.

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
At June 30, 2023 and December 31, 2022, our financial assets and liabilities recorded at fair value on a recurring basis consist of cash equivalents, available-for-sale debt securities and contingent consideration from acquisitions. The cash equivalents consist of money market funds valued using quoted prices in active markets, which represents Level 1 inputs in the fair value hierarchy. The available-for-sale debt securities are valued using a Monte Carlo simulation, which include inputs that represent Level 3 inputs in the fair value hierarchy. Contingent consideration is valued using the present value and probability of the estimated future cash outflow, which include inputs that represent Level 3 inputs in the fair value hierarchy.
The carrying amounts of accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair values because of the short-term nature of these items.
The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	As of June 30, 2023
	Level 1	Level 2	Level 3
Available-for-sale debt securities	$—	$—	$1,004
Money market funds	198,862	—	—
Total assets	$198,862	$—	$1,004
Contingent consideration	—	—	141
Total liabilities	$—	$—	$141

	As of December 31, 2022
	Level 1	Level 2	Level 3
Available-for-sale debt securities	$—	$—	$995
Money market fund	130,215	—	—
Total assets	$130,215	$—	$995
Contingent consideration	—	—	836
Total liabilities	$—	$—	$836

Note 14. Accumulated Other Comprehensive (Loss) Income
Changes in accumulated other comprehensive (loss) income consisted of the following:

	Six Months Ended June 30, 2023
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance at December 31, 2022	$1,358	$—	$1,358
Change during period	(631)	—	(631)
Ending balance at March 31, 2023	727	—	727
Change during period	(536)	—	(536)

	Six Months Ended June 30, 2023
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount
Ending balance at June 30, 2023	$191	$—	$191
Available-for-sale debt securities:
Beginning balance at December 31, 2022	$184	$(45)	$139
Unrealized gains (losses)	—	—	—
Ending balance at March 31, 2023	184	(45)	139
Unrealized gains (losses)	—	—	—
Ending balance at June 30, 2023	$184	$(45)	$139
Accumulated other comprehensive income:
Beginning balance at December 31, 2022	$1,542	$(45)	$1,497
Other comprehensive loss	(631)	—	(631)
Ending balance at March 31, 2023	911	(45)	866
Other comprehensive loss	(536)	—	(536)
Ending balance at June 30, 2023	$375	$(45)	$330

	Six Months Ended June 30, 2022 (Restated)
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance at December 31, 2021	$(2,078)	$—	$(2,078)
Change during period	1,402	—	1,402
Ending balance at March 31, 2022	(676)	—	(676)
Change during period	2,209	—	2,209
Ending balance at June 30, 2022	$1,533	$—	$1,533
Available-for-sale debt securities:
Beginning balance at December 31, 2021	$331	$(48)	$283
Unrealized gains	51	(13)	38
Ending balance at March 31, 2022	382	(61)	321
Unrealized gains (losses)	—	—	—
Ending balance at June 30, 2022	$382	$(61)	$321
Accumulated other comprehensive (loss) income:
Beginning balance at December 31, 2021	$(1,747)	$(48)	$(1,795)
Other comprehensive income	1,453	(13)	1,440
Ending balance at March 31, 2022	(294)	(61)	(355)
Other comprehensive income	2,209	—	2,209
Ending balance at June 30, 2022	$1,915	$(61)	$1,854

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Part II, Item 8, “Financial Statements and Supplementary Data” included in our 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 1, 2023. In addition, the financial information for the three and six months ended June 30, 2022 included herein has been restated as more fully described in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements based upon current plans, expectations and beliefs and that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the "Risk Factors" section of this Quarterly Report on Form 10-Q. See “Forward-Looking Statements” preceding Part I of this Quarterly Report on Form 10-Q.
Overview
LegalZoom is a leading online platform for business formation in the United States, or U.S. Driven by a mission to unleash entrepreneurship, we deliver comprehensive legal, tax and compliance products and expertise for small business owners through easy-to-use technology. From free business formations to business management solutions and professional advisory services, we support millions of small business owners and their families throughout the entrepreneurial journey. Our unique position at business inception allows us to become a trusted business advisor, supporting the evolving needs of a new business throughout its lifecycle, and we have expanded our platform to include professional expertise and other products, both legal and non-legal, to better meet the needs of small businesses. Along with formations, our services include ongoing compliance and tax advice and filings, bookkeeping, virtual mailbox and e-signature solutions, trademark filings, and estate plans. Additionally, we have unique insights into our customers and leverage our product as a channel to introduce small businesses to leading brands in our partner ecosystem, solving even more of their business needs. We operate across all 50 states and in over 3,000 counties in the U.S., with over 22 years of experience in simplifying the legal and compliance process for our customers and empowering entrepreneurs to make their dream a reality.
Our Business Model and Growth Strategy
Our business model is to acquire customers at the time of business formation and then continue to serve their legal, compliance and tax solutions needs over the life of their businesses with our mix of transaction, subscription, and partner offerings. Transaction products include legal documents, business filings, and related services for small business owners and their families, such as business formations, annual compliance filings, intellectual property, estate planning documents, forms, and agreements. Subscription products include compliance solutions and credentialed professional subscription services, including legal and tax advisory and preparation services, as well as additional owned services such as bookkeeping, virtual mail and e-signature. We also introduce our customers to a variety of third-party partners, giving them access to critical services they need to start and run their businesses, such as business license services, credit card and banking services, website development, productivity tools, and business insurance, among others.
Our strategy is to scale our existing business and gain market share by investing in our small business ecosystem and marketing; integrating our independent attorney network and tax professionals into our product set; expanding our addressable market; and attracting additional customers and increasing conversion through the introduction of lower-priced products and services. We are innovating our product lineup to target more price-sensitive customer segments and certain of our business formation services are now available nationwide without charge. As we undergo this business model transformation and shift to this “freemium” strategy, including as we continue to test new products and price points to optimize our lineup, we expect increased volatility across our product offerings. We also aim to grow average revenue per subscription unit, or ARPU, through building in-house adjacencies and expanding our ecosystem to provide new recurring revenue streams.
Recent Developments and Updates
•On August 3, 2023, we launched LZ Books, a simple online accounting solution developed to empower “solopreneurs” – single member LLCs or sole proprietors – to effectively manage their books, secure new work, and be prepared for tax time. We believe LZ Books represents a new potential customer entry point for LegalZoom, while also integrating with, and providing an up-sell opportunity to, LZ Tax.

•In the second quarter, we began to redesign the LegalZoom account experience, which we believe will improve the way customers engage with their existing subscriptions. We believe this redesigned experience, which launched August 3, 2023, will result in customers growing their use of our platform to include additional products and subscription services post-formation.

•We exited certain legacy partnership relationships as part of our focus on profitable, customer-led growth. In the short term, we expect these exits to negatively impact business formations and, in turn, our subscription unit growth, as business formations act as an entrance point for many customers into the LegalZoom ecosystem.

•In October 2020, we introduced LZ Tax, a LegalZoom fulfilled tax advisory and preparation service, and in 2022, we began our first cycle of preparing tax filings at scale. We are continuing to scale up LZ Tax and we are learning more about our tax customers in the process. As we optimize our LZ Tax offerings to better meet the needs of our target customers, we are seeing and expect to continue to see a decrease in the number of customers purchasing and retaining an LZ Tax subscription unit. While this decrease will produce a revenue headwind into 2024, we expect increased retention of our LZ Tax subscription units over the long term.

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
The below table sets forth the number of business formations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Number of business formations	161	113	331	242
We experienced a 42% and 37% increase in business formation transactions during the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022. Our business formation transactions increased during the three and six months ended June 30, 2023 primarily due to an increase in LLC formations driven by our nationwide roll-out of free LLC formations beginning in the first quarter of 2023. Our business formation transactions outpaced the 7% increase in overall U.S. business formations during the three months ended June 30, 2023 compared to the three months ended in June 30, 2022 and also outpaced the 5% increase in overall U.S. business formations during the six months ended June 30, 2023 compared to the six months ended June 30, 2022, in each case, based on a review of U.S. Census data revealing new applications for EINs.
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
The below table sets forth the number of transactions for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Number of transactions	283	225	591	492
We experienced a 26% increase in the number of transactions during the three months ended June 30, 2023 compared to the three months ended June 30, 2022, and a 20% increase during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase in the number of transactions during the three and six months ended June 30, 2023 resulted primarily from the increase in business formations discussed above, as well as an increase in the number of compliance-related transactions. This increase was partially offset by a 7% and 9% reduction in estate planning and other transactions during the three and six months ended June 30, 2023, respectively. The six months ended June 30, 2023 was also impacted by lower volumes in our intellectual property business largely due to the discontinuation of our do-it-yourself trademark product in favor of our attorney-assisted solution in March 2022.
Our estate planning and other consumer transactions declined as a percentage of total transactions in the three and six months ended June 30, 2023. We expect the proportion of estate planning and other consumer transactions to continue to decrease over time, as we focus more of our investment in small business formations.
Over the long-term, we expect to continue to grow transactions; however, the growth may fluctuate period-over-period due to the variability of overall business formations and estate planning transactions, as well as due to our testing and introduction of new products and price points as we seek to optimize our product lineup.
Average order value
We define average order value for a given period as total transaction revenue divided by total number of transactions in such period. We consider average order value to be an important metric given it indicates how much customers are spending on our platform per transaction.
The below table sets forth the average order value for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
		(Restated)		(Restated)
Average order value	$214	$290	$207	$266
Average order value decreased by 26% during the three months ended June 30, 2023 compared to the three months ended June 30, 2022, and decreased by 22% during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease in average order value for the three and six months ended June 30, 2023 was primarily driven by a 36% and 31% decrease, respectively, in average order value related to our business formations, as well as decreases in the average order value of our IP and other transactions. The decrease in average order value related to our business formations was due to the nationwide rollout of free LLC formations during the first quarter of 2023.
Our average order value may fluctuate period-over-period based on the mix of business formations relative to estate planning and other consumer transactions, the timing of transaction revenue recognition, and our ability to introduce and sell new products. We expect year-over-year growth in average order value to be negative throughout the remainder of 2023 given the nationwide rollout of free LLC formations.

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
The below table sets forth the number of subscription units as of June 30, 2023 and 2022:

	As of June 30,
	2023	2022
	(in thousands)
Number of subscription units	1,553	1,394
We achieved 11% growth in subscription units from June 30, 2022 to June 30, 2023, primarily driven by a 14% increase in our registered agent and compliance subscription units, partially offset by a decline in our consumer and other subscription units.
On a sequential basis, the number of subscription units as of June 30, 2023 increased 3% from 1,501 thousand subscription units as of March 31, 2023. We aim to continue to grow subscription units over the long term by increasing the proportion of our small business customers that purchase a subscription service and by improving retention rates.
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
The below table sets forth ARPU as of June 30, 2023 and 2022:

	As of June 30,
	2023	2022
Average revenue per subscription unit	$259	$252
ARPU as of June 30, 2023 was flat sequentially compared to March 31, 2023 and up 3% year-over-year with the increase driven primarily by an increase in ARPU related to our consumer and other subscription units. We aim to increase ARPU over time as subscription units from our new product offerings, which carry higher average price points than our other subscription products, comprise a greater share of total subscription units.
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

Annual small business retention rate includes both monthly and annual subscription units and reflects all subscription unit attrition, including as a result of actual business failures of certain of our customers. Our annual small business retention rate as of June 30, 2023 was approximately 63%.
We expect annual retention rate to fluctuate as we continue to test new products, subscription term lengths and price points and seek to optimize our product offerings across our lineup in connection with our “freemium” strategy. While there may be a general correlation between annual small business retention rate and our ability to increase customer lifetime value and the growth of our customer base, we do not view it as a predictor of future revenue given the varying needs of a small business during its lifecycle and the varying use cases of the products underlying our subscription units.
Key Factors Affecting Our Performance
We believe that our future performance will depend on many factors, including the following:
•Our share of business formations. The majority of our transaction revenue is generated by providing formation services to guide our customers through the transition from being aspiring business owners to actually launching their entities. We offer entity formation services for LLCs, corporations and non-profits as well as DBA filings. In the three and six months ended June 30, 2023 and 2022, business formations represented the largest share of our total transaction orders. In addition, business formations act as an entrance point for many customers to the LegalZoom ecosystem, where they then often purchase additional products and services. Our business depends on the continuation of new business formations in the U.S., which may be seasonal in nature and dependent on macroeconomic factors, and even more so, on our ability to increase our share of these formations. Further, as we continue to invest in fulfillment automation technologies and become more efficient in fulfilling business formation orders, the timing of our revenue recognition in future periods may vary from historical seasonality and other trends.
•Product leadership. We have invested and expect to continue to invest significantly in our user experience, which we believe is critical to attracting and converting customers and improving retention. These investments consist mainly of creating educational content, improving our website and application user interface, and creating and offering additional products and services, including the growing use of experts in the customer journey. The performance of our products is important to attracting new customers to our platform, maintaining a healthy subscriber base and retaining our customers.
•Ability to enhance customer lifetime value. Our relationship with our small business customers typically starts with the formation of their business and we aim to deepen this relationship over time as their businesses grow and their needs become more complex. Our goal is that customers grow their use of our platform to include additional products and subscription services as their businesses evolve and, in turn, they increase their cumulative spend with us over time. We are also improving the way customers engage with their existing subscriptions, which we believe will result in higher customer engagement. Additionally, we offer third-party services via our partner ecosystem, such as our partnership with Wix, and we aim to generate incremental revenue via these partner offerings.
•Investment in marketing. We have invested, and expect that we will continue to invest, in the promotion of our services through our various customer acquisition channels, including performance marketing, search engine optimization, television, digital video, social, radio, and our inside sales team. We frequently evaluate how we price, market, and sell transaction products in order to optimize our subscription business.
•Investment in tax offerings. Tax services represent a natural adjacency in our mission to make legal and compliance services accessible to small businesses. Based on customer surveys, we estimate that approximately 70% of small business owners that sought a tax accountant did not have one at the time of their entity formation but face tax implications as a result of the entity they choose. To address this customer need, we have invested in our tax advisory offering, and we anticipate incurring additional costs related to LZ Tax as we continue to scale these tax offerings. We believe that our tax offerings represent an attractive opportunity for incremental revenue growth.
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

•Macroeconomic factors. Fluctuations in general macroeconomic, political, regulatory and market conditions, such as recessionary fears, the current inflationary environment and rising interest rates can adversely impact consumer spending patterns, the success of existing small businesses and the formation of new small businesses. While overall U.S. business formations increased in the three and six months ended June 30, 2023 compared to the same period in 2022 based on a review of U.S. Census data, we believe that future negative or decelerating impacts from sustained inflation, higher interest rates or other macroeconomic fluctuations remain uncertain.
Key Components of our Results of Operations
Revenue
We generate revenue from the sources identified below.
Transaction revenue. Transaction revenue is primarily generated from our customized legal document services upon fulfillment of these services. Transaction revenue includes filing fees and is net of cancellations, promotional discounts, sales allowances and credit reserves.
Subscription revenue. Subscription revenue is generated primarily from subscriptions to our registered agent, compliance packages, attorney advice, legal forms, tax, virtual mail and e-signature services in addition to software-as-a-service, or SaaS, subscriptions in the U.K. We generally recognize revenue from our subscriptions ratably over the subscription term. Subscription terms generally range from thirty days to one year. Subscription revenue includes the transaction price allocated to bundled free trials for our subscription services and is net of promotional discounts, cancellations, sales allowances and credit reserves and payments to third-party service providers such as legal plan law firms.
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
In the short term, we expect our gross profit to increase in absolute dollars but our gross margin to be impacted by higher filing fees as a percentage of revenue due to the roll-out of our new product line-up, as well as by our continued investment in scaling our tax business, which has lower gross margins than other products in our portfolio. However, we expect our gross margin to increase modestly over the longer term as we continue to focus on growing higher-margin subscription revenue and as we invest in fulfillment automation technologies. In addition, our gross margin could fluctuate from period to period due to fulfillment rates and seasonality.
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
We intend to continue to invest in sales and marketing to drive additional revenue, further penetrate our expanding addressable market, and build on our digital brand leadership and awareness. We anticipate that sales and marketing expenses will continue to be our largest operating expense category for the foreseeable future, and we expect the year-over-year declines in this spend to moderate going forward.
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
Excluding stock-based compensation, we expect our general and administrative expenses to increase in absolute dollars for the foreseeable future due to additional costs associated with accounting, compliance, insurance and investor relations. Over the next year, we will continue to incur stock-based compensation expense as a result of certain modifications to equity awards that occurred in connection with our initial public offering, or IPO; however, we expect our general and administrative expenses to decrease as a percentage of our revenue over the longer term. Our general and administrative expenses may fluctuate as a percentage of our revenue from period-to-period due to seasonality and the timing and extent of these expenses.

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
Results of Operations
The following table sets forth our consolidated statement of operations data for each of the periods indicated. The period-to-period comparison of financial results should not be considered as a prediction or indicative of our future results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
		(Restated)		(Restated)
	(in thousands)
Revenue	$168,854	$162,649	$334,790	$318,076
Cost of revenue(1)(2)	63,748	57,151	124,143	113,333
Gross profit	105,106	105,498	210,647	204,743
Operating expenses:
Sales and marketing(1)(2)	53,525	71,721	113,675	148,595
Technology and development(1)(2)	19,900	16,197	39,583	34,156
General and administrative(1)(2)	26,936	28,969	53,440	58,457
Total operating expenses	100,361	116,887	206,698	241,208
Income (loss) from operations	4,745	(11,389)	3,949	(36,465)
Interest income (expense), net	2,153	29	3,734	(24)
Other income (expense), net	624	(2,022)	1,318	(3,566)
Income (loss) before income taxes	7,522	(13,382)	9,001	(40,055)
Provision for (benefit from) income taxes	6,127	(639)	9,964	(1,559)
Net income (loss)	$1,395	$(12,743)	$(963)	$(38,496)

(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
		(Restated)		(Restated)
	(in thousands)
Cost of revenue	$1,105	$1,331	$1,979	$1,608
Sales and marketing	1,447	3,536	2,979	6,661
Technology and development	4,875	4,148	9,195	8,446
General and administrative	11,529	13,832	21,270	27,997
Total stock-based compensation expense	$18,956	$22,847	$35,423	$44,712
Stock-based compensation expense decreased significantly for the three and six months ended June 30, 2023 compared to the same periods of 2022 due to the modification of certain equity awards in connection with our IPO. Refer to Note 9 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
(2)Includes depreciation and amortization expense for our property and equipment, including capitalized internal-use software and intangible assets as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
		(Restated)		(Restated)
	(in thousands)
Cost of revenue	$3,011	$2,184	$5,633	$4,254
Sales and marketing	1,354	1,879	2,611	3,754
Technology and development	841	692	1,699	1,418
General and administrative	631	784	1,463	1,507
Total depreciation and amortization expense	$5,837	$5,539	$11,406	$10,933
Comparison of the Three Months Ended June 30, 2023 and 2022
Revenue

	Three Months Ended June 30,
	2023	2022	$ change	% change
		(Restated)
	(in thousands, except percentages)
Revenue by type
Transaction	$60,494	$65,291	$(4,797)	(7)%
Subscription	102,199	91,308	10,891	12%
Partner	6,161	6,050	111	2%
Total revenue	$168,854	$162,649	$6,205	4%
The increase in total revenue was primarily driven by an increase in subscription revenue. Subscription revenue was 61% and 56% of total revenue for the three months ended June 30, 2023 and 2022, respectively, and transaction revenue was 36% and 40% of total revenue for the three months ended June 30, 2023 and 2022, respectively.

Transaction revenue for the three months ended June 30, 2023 decreased due to a 26% decrease in average order value compared to the three months ended June 30, 2022, partially offset by a 26% increase in transaction units over the same period. The decrease in average order value for the three months ended June 30, 2023 was driven primarily by a 36% decrease in average order value related to the nationwide rollout of free LLC formations during the first quarter of 2023, as well as decreases in the average order value of our IP and other transactions. The overall increase in transaction units during the three months ended June 30, 2023 was due to a 42% increase in business formations due primarily to the nationwide rollout of free LLC formations. This increase was partially offset by a 7% reduction in estate planning and other consumer transactions.
Subscription revenue for the three months ended June 30, 2023 increased primarily due to an 11% increase in the number of subscription units and a 3% improvement in ARPU compared to the three months ended June 30, 2022. The increase in subscription units was driven primarily by a 14% increase in our registered agent and compliance subscription units, partially offset by a decline in our consumer and other subscription units compared to the three months ended June 30, 2022. ARPU increased 3% compared to June 30, 2022 driven primarily by an increase in ARPU related to our consumer and other subscription units.
Partner revenue for the three months ended June 30, 2023 increased as a result of higher business formation volumes during the period.
Cost of revenue

	Three Months Ended June 30,
	2023	2022	$ change	% change
		(Restated)
	(in thousands, except percentages)
Cost of revenue	$63,748	$57,151	$6,597	12%
Cost of revenue for the three months ended June 30, 2023 increased by $6.6 million mainly due to a $4.4 million increase in third-party staffing fees and filing fees. The increase in filing fees was primarily driven by the increase in business formations during the three months ended June 30, 2023.
Gross profit

	Three Months Ended June 30,
	2023	2022	$ change	% change
		(Restated)
	(in thousands, except percentages)
Gross profit	$105,106	$105,498	$(392)	—%
The decrease in gross profit was driven by a $6.2 million increase in revenue offset by a $6.6 million increase in cost of revenue.
Sales and marketing

	Three Months Ended June 30,
	2023	2022	$ change	% change
		(Restated)
	(in thousands, except percentages)
Sales and marketing	$53,525	$71,721	$(18,196)	(25%)
Sales and marketing expenses for the three months ended June 30, 2023 decreased primarily due to an $8.1 million reduction in customer acquisition marketing spend, a $6.3 million reduction in media production spend, a $3.4 million reduction in payroll and related benefits, and a $2.1 million reduction in stock-based compensation expense, partially offset by $2.7 million increase in consulting fees. The decrease in stock-based compensation expense and payroll and related benefits was largely due to decreased sales and marketing headcount. Customer acquisition marketing spend was $36.0 million and $44.1 million for the three months ended June 30, 2023 and 2022, respectively, as we reduced our marketing spend in response to the uncertain macroeconomic environment.
Technology and development

	Three Months Ended June 30,
	2023	2022	$ change	% change
		(Restated)
	(in thousands, except percentages)
Technology and development	$19,900	$16,197	$3,703	23%
Technology and development expenses for the three months ended June 30, 2023 increased primarily due to an increase in payroll and related benefits largely due to increased technology and development headcount.
General and administrative

	Three Months Ended June 30,
	2023	2022	$ change	% change
		(Restated)
	(in thousands, except percentages)
General and administrative	$26,936	$28,969	$(2,033)	(7%)
General and administrative expenses for the three months ended June 30, 2023 decreased primarily due to a $2.3 million decrease in stock-based compensation.
Interest income (expense), net

	Three Months Ended June 30,
	2023	2022	$ change	% change
		(Restated)
	(in thousands, except percentages)
Interest income (expense), net	$2,153	$29	$2,124	n/m
The change in interest income (expense), net, was primarily due to dividend income generated from our money market investments during the three months ended June 30, 2023.
Other income (expense), net

	Three Months Ended June 30,
	2023	2022	$ change	% change
		(Restated)
	(in thousands, except percentages)
Other income (expense), net	$624	$(2,022)	$2,646	(131%)
The change in other income (expense), net, between 2023 and 2022 was primarily due to changes in foreign currency movements related to our intercompany loans which were denominated in British Pound Sterling, or GBP.

Provision for (benefit from) income taxes

	Three Months Ended June 30,
	2023	2022	$ change	% change
		(Restated)
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$6,127	$(639)	$6,766	n/m
Effective tax rate	81.5%	4.8%
The provision for income taxes for the three months ended June 30, 2023 resulted from a $6.8 million unfavorable change as compared to the three months ended June 30, 2022. The change was primarily due to pre-tax book income and non-deductible stock-based compensation for the three months ended June 30, 2023 compared to a pre-tax loss for the three months ended June 30, 2022.
Comparison of the Six Months Ended June 30, 2023 and 2022
Revenue

	Six Months Ended June 30,
	2023	2022	$ change	% change
		(Restated)
	(in thousands, except percentages)
Revenue by type
Transaction	$122,733	$130,616	$(7,883)	(6%)
Subscription	199,510	175,672	23,838	14%
Partner	12,547	11,788	759	6%
Total revenue	$334,790	$318,076	$16,714	5%
The increase in total revenue was primarily driven by an increase in subscription revenue. Subscription revenue was 60% and 55% of total revenue for the six months ended June 30, 2023 and 2022, respectively, and transaction revenue was 37% and 41% of total revenue for the six months ended June 30, 2023 and 2022, respectively.
Transaction revenue for the six months ended June 30, 2023 decreased due to a 22% decrease in average order value compared to the six months ended June 30, 2022, partially offset by a 20% increase in the number of transaction units over the same period. The decrease in average order value for the six months ended June 30, 2023 was driven primarily by a 31% decrease in average order value related to our business formations, as well as decreases in the average order value of our IP and other transactions. The decrease in average order value related to our business formations was driven primarily by the nationwide rollout of free LLC formations during the first quarter of 2023. The overall increase in transaction units during the six months ended June 30, 2023 was due to a 37% increase in business formations due primarily to the nationwide rollout of free LLC formations. This increase was partially offset by a 9% reduction in estate planning and other consumer transactions and lower volumes in our intellectual property business largely due to the discontinuation of our do-it-yourself trademark product in favor of our attorney-assisted solution in March 2022.
Subscription revenue for the six months ended June 30, 2023 increased primarily due to a 11% increase in the number of subscription units as of June 30, 2023 compared to June 30, 2022 and a 3% increase in ARPU compared to June 30, 2022. The increase in subscription units was driven primarily by a 14% increase in our registered agent and compliance subscription units, partially offset by a decline in our consumer and other subscription units compared to the six months ended June 30, 2022. ARPU increased 3% compared to June 30, 2022 driven primarily by an increase in ARPU related to our consumer and other subscription units.
Partner revenue for the six months ended June 30, 2023 increased as a result of higher business formation volumes during the period.

Cost of revenue

	Six Months Ended June 30,
	2023	2022	$ change	% change
		(Restated)
	(in thousands, except percentages)
Cost of revenue	$124,143	$113,333	$10,810	10%
Cost of revenue for the six months ended June 30, 2023 increased by $10.8 million mainly due to a $4.0 million increase in filing fees, a $4.0 million increase in third-party staffing fees, and $1.4 million increase in depreciation and amortization expense. The increase in filing fees was primarily driven by the increase in business formations during the six months ended June 30, 2023 compared to the same period in 2022.
Gross profit

	Six Months Ended June 30,
	2023	2022	$ change	% change
		(Restated)
	(in thousands, except percentages)
Gross profit	$210,647	$204,743	$5,904	3%
The increase in gross profit was driven by a $16.7 million increase in revenue partially offset by a $10.8 million increase in cost of revenue.
Sales and marketing

	Six Months Ended June 30,
	2023	2022	$ change	% change
		(Restated)
	(in thousands, except percentages)
Sales and marketing	$113,675	$148,595	$(34,920)	(24%)
Sales and marketing expenses for the six months ended June 30, 2023 decreased primarily due to a $21.1 million reduction in customer acquisition marketing spend, a $6.5 million reduction on media production spend, a $6.8 million reduction in payroll and related benefits, and a $3.7 million reduction in stock-based compensation expense, partially offset by a $4.4 million increase in consulting fees. The decrease in stock-based compensation expense and payroll and related benefits was largely due to decreased sales and marketing headcount. Customer acquisition marketing spend was $76.7 million and $97.9 million for the six months ended June 30, 2023 and 2022, respectively, as we reduced our marketing spend in response to the uncertain macroeconomic environment.
Technology and development

	Six Months Ended June 30,
	2023	2022	$ change	% change
		(Restated)
	(in thousands, except percentages)
Technology and development	$39,583	$34,156	$5,427	16%
Technology and development expenses for the six months ended June 30, 2023 increased primarily due to an increase in payroll and related benefits largely due to increased technology and development headcount.

General and administrative

	Six Months Ended June 30,
	2023	2022	$ change	% change
		(Restated)
	(in thousands, except percentages)
General and administrative	$53,440	$58,457	$(5,017)	(9%)
General and administrative expenses for the six months ended June 30, 2023 decreased primarily due to $6.7 million decrease in stock-based compensation, mainly in connection with award modifications from our IPO in July 2021.
Interest income (expense), net

	Six Months Ended June 30,
	2023	2022	$ change	% change
		(Restated)
	(in thousands, except percentages)
Interest income (expense), net	$3,734	$(24)	$3,758	n/m
The change in interest income (expense), net, was primarily due to dividend income generated from our money market investments during the six months ended June 30, 2023.
Other (expense) income, net

	Six Months Ended June 30,
	2023	2022	$ change	% change
		(Restated)
	(in thousands, except percentages)
Other (expense) income, net	$1,318	$(3,566)	$4,884	(137%)
The change in other (expense) income, net, between 2023 and 2022 was primarily due to changes in foreign currency movements related to our intercompany loans which were denominated in GBP.
Provision for (benefit from) income taxes

	Six Months Ended June 30,
	2023	2022	$ change	% change
		(Restated)
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$9,964	$(1,559)	$11,523	n/m
Effective tax rate	110.7%	3.9%
The provision for income taxes for the six months ended June 30, 2023 resulted from an $11.5 million unfavorable change as compared to the six months ended June 30, 2022. The change was primarily due to pre-tax book income and non-deductible stock-based compensation for the six months ended June 30, 2023 compared to a pre-tax loss for the six months ended June 30, 2022.

Liquidity and Capital Resources
Overview
We fund our operations and capital expenditures from cash flows from operating activities. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes. At June 30, 2023, our principal sources of liquidity were cash and cash equivalents of $238.9 million, which consisted of cash on deposit with banks and money market funds, of which approximately $1.5 million related to our foreign subsidiaries. Our cash and cash equivalents increased by $49.9 million from December 31, 2022 to June 30, 2023, primarily as a result of cash provided by operating activities, partially offset by purchases of property and equipment and stock repurchases during the period.
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
Furthermore, our board of directors has authorized our management to repurchase up to $150.0 million of shares of our common stock from time to time. As of the date of this filing, we have repurchased $104.9 million of our common stock under our stock repurchase program. For additional information regarding our stock repurchase program, refer to Note 8 to our unaudited condensed consolidated financial statements.
Borrowings
2021 Revolving Facility
On July 2, 2021, we entered into our 2021 Revolving Facility with JPMorgan Chase Bank, N.A., as the administrative agent. The 2021 Revolving Facility, as amended, provides for the issuance of up to $20.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, in an amount of up to $10.0 million. As of June 30, 2023, we had no borrowings outstanding and $150.0 million available for use under our 2021 Revolving Facility.
Subject to the satisfaction of certain criteria, we will be able to increase the 2021 Revolving Facility by an amount equal to the sum of (i) the greater of $90.0 million and 75% of consolidated last twelve months cash earnings before interest expense, tax, depreciation and amortization, or LTM CEBITDA, plus (ii) unused amounts under the general debt basket (i.e., an amount equal to the greater of $50.0 million and an equivalent percentage of consolidated LTM CEBITDA), plus (iii) an unlimited amount so long as we are in pro forma compliance with the Financial Covenant (as defined below), in each case, with the consent of the lenders participating in the increase.
We are required to pay a commitment fee in respect of unutilized commitments under the 2021 Revolving Facility. The commitment fee is, initially, 0.35% per annum. The commitment fee is subject to a reduction of 0.10% if the total net first lien leverage ratio does not exceed 3.50 to 1.00. We are also required to pay customary letter of credit fees and agency fees. As of June 30, 2023, the interest rate applicable to the 2021 Revolving Facility was subject to a 1.0% floor and was at a rate equal to the greatest of: (i) the administrative agent’s prime rate; (ii) the federal funds effective rate plus 1/2 of 1.0%; and (iii) the secured overnight financing rate, or SOFR, plus a 0.10% credit spread adjustment to the SOFR benchmark, or Adjusted Term SOFR, plus 1.0%; provided that if the Adjusted Term SOFR is less than zero, the Adjusted Term SOFR shall be deemed to be zero. The interest rate margins under the 2021 Revolving Facility are subject to a reduction of 0.25% and a further reduction of 0.25% if the total net first lien leverage ratio does not exceed 3.50 to 1.00 and 2.50 to 1.00, respectively.
We have the option to voluntarily repay outstanding loans at any time without premium or penalty, other than customary “breakage” costs with respect to SOFR loans. There is no scheduled amortization under the 2021 Revolving Facility. The principal amount outstanding is due and payable in full at maturity, five years from the closing date of the 2021 Revolving Facility.

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
Cash flows
The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022
		(Restated)
	(in thousands)
Net cash provided by operating activities	$74,373	$24,757
Net cash used in investing activities	(15,227)	(10,072)
Net cash used in financing activities	(9,323)	(38,298)
Effect of exchange rate changes on cash and cash equivalents	32	(147)
Net increase (decrease) in cash and cash equivalents	$49,855	$(23,760)
Net cash provided by operating activities
Our largest source of operating cash is cash collections from our customers for our transaction and subscription services. Our primary uses of cash in operating activities are for our fulfillment, production and customer care costs, employee salaries and benefits, sales and marketing expenses and third-party consulting expenses. Net cash provided by operating activities is impacted by our net income (loss) adjusted for certain non-cash items, including depreciation and amortization expense, stock-based compensation and impairments of long-lived assets, as well as the effect of changes in operating assets and liabilities.
In the six months ended June 30, 2023, cash provided by operating activities was $74.4 million resulting from a net loss of $1.0 million, adjusted for stock-based compensation and other non-cash expenses of $54.1 million and net cash flows provided by changes in operating assets and liabilities of $21.2 million. The $21.2 million of net cash flows provided from changes in our operating assets and liabilities included a $15.0 million increase in deferred revenue largely due to growth of our subscription units, which are predominantly billed in advance of our revenue recognition, a $8.3 million increase in accounts payable, and a $3.4 million decrease in prepaid expenses and other current assets, partially offset by a $5.2 million reduction in accrued expenses and operating lease liability and other liabilities due to the timing of our payments.
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
In the six months ended June 30, 2023, net cash used in investing activities was $15.2 million resulting primarily from purchases of property and equipment, including capitalization of internal-use software.

Net cash used in financing activities
Our primary uses of cash in financing activities are for repurchases of common stock and settlements of stock options and RSUs. Net cash provided by financing activities is primarily impacted by exercises of stock options by our employees and issuance of common stock.
In the six months ended June 30, 2023, net cash used in financing activities was $9.3 million, resulting from $9.8 million in repurchases of our common stock under our stock repurchase program and a $2.5 million settlement of minimum statutory tax withholding upon vesting of RSUs, partially offset by $3.0 million of proceeds from the issuance of stock under our employee stock plans.
Material Cash Requirements
We believe our current cash and cash equivalents, as well as cash expected to be generated by future operating activities, will be sufficient to meet our material cash requirements for the next twelve months. Our material cash requirements include the below contractual and other obligations:
Advertising, Media and Other Commitments
We use a variety of media to advertise our services, including search engine marketing, television and radio. At June 30, 2023, we had non-cancelable minimum advertising and media commitments for future advertising spots of $5.3 million, substantially all of which will be paid over a two-year period. We also have non-cancelable agreements with various vendors, which require us to pay $59.4 million over a five-year period, of which $43.2 million remains to be paid as of June 30, 2023.
Lease Obligations
At June 30, 2023, we had various non-cancelable operating leases for office space and equipment, which expire between January 2024 and November 2029. As of June 30, 2023, we had total minimum operating lease maturities of $11.5 million, $1.4 million of which mature within six months. See Note 9 of our consolidated financial statements included in our 2022 Annual Report on Form 10-K for additional information regarding our future operating lease payments.
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
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net income (loss) adjusted to exclude interest income (expense), net, provision for (benefit from) income taxes, depreciation and amortization, other expense (income), net, stock-based compensation, loss on debt extinguishment, impairment of goodwill, long-lived and other assets, losses from impairment of available-for-sale debt securities, restructuring expenses, legal expenses, acquisition related expenses, transaction-related expenses and certain other non-recurring expenses. Our Adjusted EBITDA financial measure differs from GAAP in that it excludes certain items of income and expense. We define Adjusted EBITDA margin as Adjusted EBITDA as a percentage of revenue. We define net income (loss) margin as net income (loss) as a percentage of revenue based on our unaudited condensed consolidated financial statements.
Adjusted EBITDA is one of the primary performance measures used by our management and our board of directors to understand and evaluate our financial performance and operating trends, including period-to-period comparisons, prepare and approve our annual budget, develop short and long-term operational plans and determine appropriate compensation plans for our employees. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management team and board of directors. In assessing our performance, we exclude certain expenses that we believe are not comparable period over period. Adjusted

EBITDA should not be considered in isolation of, or as an alternative to, measures prepared and presented in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA rather than net income (loss), which is the nearest GAAP equivalent of Adjusted EBITDA, and it may be calculated differently by other companies in our industry, limiting its usefulness as a comparative measure. Some of these limitations include that the non-GAAP financial measure:
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
The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
		(Restated)		(Restated)
	(in thousands, except percentages)
Reconciliation of net income (loss) to Adjusted EBITDA
Net income (loss)	$1,395	$(12,743)	$(963)	$(38,496)
Interest (income) expense, net	(2,153)	(29)	(3,734)	24
Provision for (benefit from) income taxes	6,127	(639)	9,964	(1,559)
Depreciation and amortization	5,837	5,539	11,406	10,933
Other (income) expense, net	(624)	2,022	(1,318)	3,566
Stock-based compensation	18,956	22,847	35,423	44,712
Transaction-related expenses	—	92	—	122
Restructuring costs(1)	107	991	735	991
Legal expenses	—	—	—	40
Adjusted EBITDA	$29,645	$18,080	$51,513	$20,333
Net income (loss) margin	1%	(8%)	—%	(12%)
Adjusted EBITDA margin	18%	11%	15%	6%
(1)     For 2023, restructuring expenses related to the reduction of our U.K. headcount, which is expected to be substantially complete by December 31, 2023. During the quarter ended June 30, 2022, restructuring expenses related to a one-time severance event to reduce the U.S. headcount. Restructuring expenses include salary and benefits for the impacted employees and are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Adjusted EBITDA increased from $18.1 million for the three months ended June 30, 2022 to $29.6 million for the three months ended June 30, 2023. The increase of $11.6 million resulted primarily from an increase in revenue of $6.2 million and a reduction in operating expenses, excluding non-cash and non-recurring items, of $12.0 million, partially offset by an increase in cost of revenue of $6.6 million.
Adjusted EBITDA increased from $20.3 million for the six months ended June 30, 2022 to $51.5 million for the six months ended June 30, 2023. The increase of $31.2 million resulted primarily from an increase in revenue of $16.7 million and a reduction in operating expenses, excluding non-cash and non-recurring items, of $25.3 million, partially offset by an increase in cost of revenue of $10.8 million.
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
The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable GAAP measure, to free cash flow:

	Six Months Ended June 30,
	2023	2022
		(Restated)
	(in thousands)
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow
Net cash provided by operating activities	$74,373	$24,757
Purchase of property and equipment	(15,227)	(10,379)
Free cash flow	$59,146	$14,378
We experienced an increase in our free cash flow from $14.4 million for the six months ended June 30, 2022 to $59.1 million for the six months ended June 30, 2023, primarily due to a $49.6 million increase in net cash provided by operating activities. The increase in net cash provided by operating activities resulted from a $33.7 million increase in net income after adjusting for stock-based compensation and other non-cash items, and from a $15.9 million favorable change in our operating assets and liabilities primarily due to the timing of our accounts payable payments. Free cash flow was also impacted by higher capital expenditures for the purchase of property and equipment, including capitalization of internal-use software.
We expect our free cash flow to increase in absolute dollars over the longer term, although the rate at which our free cash flow may grow could vary based upon the interplay of the factors discussed above.
Critical Accounting Estimates
During the three and six months ended June 30, 2023, there were no significant changes to our critical accounting estimates compared with those disclosed described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2022 Annual Report on Form 10-K.
Recent Accounting Pronouncements
Refer to Note 3 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further information on certain accounting standards adopted in the period ended June 30, 2023 and recent accounting announcements that have not yet been required to be implemented and may be applicable to our future operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have operations both within the U.S. and, to a lesser extent, in the U.K., and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate fluctuations and foreign currency exchange risks, and to a lesser extent, inflation risk.
Interest rate fluctuation risk
At June 30, 2023 and December 31, 2022, we had cash and cash equivalents of $238.9 million and $189.1 million, respectively, which consisted of cash on deposit with banks and short-term highly-liquid money market funds. Interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We had no outstanding debt subject to interest rate risk as of June 30, 2023 and December 31, 2022 and, as a result, we do not expect to be exposed to fluctuations in interest rates for the foreseeable future. However, we would be subject to fluctuation in interest rates if we draw down under our 2021 Revolving Facility, including issuance of any letters of credit.
Foreign currency exchange risk
We have foreign currency risks related to our revenue and expenses denominated in currencies other than our functional currency, the U.S. Dollar, principally GBP. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net (loss) income as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany loans that are denominated in currencies other than the U.S. Dollar. We recognized foreign currency gains of $1.1 million during the six months ended June 30, 2023. A 10% adverse change in foreign exchange rates on foreign-denominated accounts for the six months ended June 30, 2023, including intercompany balances, would have resulted in a $0.4 million decrease in our reported foreign currency gain for the six months ended June 30, 2023. In the event our non-U.S. Dollar-denominated sales and expenses increase, our results of operations may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities could have on our results of operations.
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
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, because of the material weaknesses in our internal control over financial reporting described below, our principal executive officer and principal financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level.
Material weaknesses
We have identified material weaknesses in our internal control over financial reporting, and these material weaknesses continued to exist as of June 30, 2023. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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
•During the three months ended June 30, 2023, we designed and implemented controls to address the identification, accounting for, and review of non-routine, unusual or complex and initial applications of complex accounting standards, including the continued engagement of external consultants to provide support and to assist us in our evaluation of such transactions; and
•We have designed and implemented and continue to design and implement the relevant controls to enable effective and timely review of the income tax provision and certain account analyses and account reconciliations, including the identification of relevant supporting documentation, assessment of the reliability of reports and spreadsheets used, and retention of sufficient detailed evidence of review procedures performed.
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
Changes in internal control over financial reporting
The remediation activities described above for the three months ended June 30, 2023 are changes in our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our business primarily depends on business formations
Our success significantly depends on business formations. The majority of our transaction revenue is generated by providing formation services to guide our customers through the transition from being aspiring business owners to launching their entities. In 2022 and the first six months of 2023, business formations represented the largest share of our total transaction orders. The number of business formations on our platform is subject to unpredictable declines or fluctuations as a result of a number of factors, many of which are out of our control, including an overall decline in the number of U.S. business formations, an economic slowing or downturn, increased competition, compliance or operating costs (including wage and benefit pressures), regulatory obstacles, changes in law (including changes in tax laws and regulations), changes in the business environment from inflation, interest rates, government assistance or other factors, and dissatisfaction with our services. Declines in the overall number of business formations or the number of business formations on our platform have adversely affected, and may in the future adversely affect, our business, results of operations, financial condition or future prospects. To the extent the growth rate of new business formations declines, these impacts can be expected to intensify.
Our business depends substantially on converting our transactional customers to subscribers and our subscribers renewing their subscriptions with us and expanding their use of our platform
For the past few years, a significant amount of our revenue has been derived from our subscriptions for small businesses and individuals. In 2022 and the first six months of 2023, approximately 58% and 60%, respectively, of our revenue came from subscriptions. Subscriptions have primarily originated from transactional customers who opted to become subscribers. For us to maintain or improve our operating results, it is important that we convert transactional customers into subscribers, we retain our existing subscribers and that our subscribers renew their subscriptions with us when the existing subscription term expires. However, subscriptions may be terminated at any time, and the willingness of transactional customers to subscribe is impacted by numerous factors, including cost, the helpfulness of our services over time, and our ability to continue to evolve with the growing business needs of our subscribers. As a result, we cannot accurately predict subscription renewal rates, whether a sufficient number of our existing or new customers will subscribe to our registered agent services, legal plans or other subscription services, or whether they will continue to subscribe at the same rate as they have historically. The rate at which we retain our subscribers may decline or fluctuate as a result of a number of factors, including subscribers’ satisfaction or dissatisfaction with our platform, the effectiveness of our customer support services, the quality and perceived quality of the services provided by our tax professionals and the independent attorneys who participate in our legal plan network, our pricing and the pricing of competing products or services, the lifecycle of our customers’ businesses and their evolving needs, and the effects of global economic conditions, regulatory changes and reductions in subscribers’ discretionary income and spending levels. If we are unable to continue to convert our transactional customers to subscribers, retain our existing subscribers or our existing subscribers do not expand the use of our platform, our business, results of operations, financial condition and future prospects would be adversely affected. If the growth of our subscription business falls below the expectations of the public market, securities analysts or investors, the price of our common stock could also be harmed.
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
•changes to our product offerings, including pricing changes and the offering of free or even lower cost products, and our testing of new product line-ups;
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
•changes to government agency practices, staffing and their websites, which may cause delay or disruptions in our business, including the processing of business formations or Employer Identification Numbers, or EINs;
•adverse global macroeconomic and market conditions, including economic conditions specifically affecting industries in which our customers operate; and
•general geopolitical events and conditions, both domestically and internationally (such as the conflict in Ukraine).
Fluctuations in our quarterly operating results and the price of our common stock may be particularly pronounced in the current global macroeconomic environment, including due to uncertainty caused by recessionary fears, inflation and rising interest rates and their respective impacts on consumer spending patterns, the success of existing small businesses and the formation of new small businesses. In addition, fluctuations in our quarterly operating results may cause those results to fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the price of our common stock to decline. Fluctuations in our results could also cause a number of other problems. For example, analysts or investors may change their models for valuing our common stock, we could experience short-term liquidity issues, our ability to retain or attract key personnel may diminish, and other unanticipated issues may arise.
Our quarterly operating results may vary in the future and period-to-period comparisons of our operating results may not be meaningful. In addition, the seasonality of our business may change or become more pronounced over time, which could also cause our operating results to fluctuate. You should not rely on the results of any given quarter as an indication of future performance.
We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to maintain profitability
Since inception, we have incurred an accumulated deficit and may incur net losses in the foreseeable future. At June 30, 2023, we had an accumulated deficit of $902.6 million.
We will need to generate and sustain increased revenue levels in future periods in order to maintain or increase our level of profitability. We expect our cost of revenue and operating expenses to increase as we continue to invest in enhancing our customer experience and in new product development, including expert-assisted offerings for our tax and attorney-assisted legal offerings. If our revenue and gross profit do not grow at a greater rate than our operating expenses, we will not be able to maintain or increase profitability and our business may be harmed. We may incur significant losses in the future for a number of reasons, including due to, among other things, the risks and uncertainties described herein. Even if we are profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to achieve sustained profitability would depress the value of our company and could impair our ability to raise capital, expand our business, diversify our product offerings, market our current and planned products, or continue our operations.
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
We intend to continue to add new services and enhance our existing product and services, which will require us to devote significant resources before we know whether such products or services will be successful. We have in the past invested resources and introduced new services that have failed to produce the customer interest that we expected. We may fail to attract new customers or lose existing customers if current or future development efforts or services fail to meet customer expectations on a timely basis if at all. For example, in October 2020, we introduced LZ Tax, a LegalZoom fulfilled tax advisory and preparation service, and in 2022, we began our first cycle of preparing tax filings at scale. We could fail to attract or retain existing customers if the independent attorneys who participate in our legal services plan or the tax experts who complete the tax preparation services fail to provide accurate, high-quality services, customer care and customer experience. In addition, larger enterprises may demand more support services and features, which puts additional pressure on us to satisfy the increased support required for these customers. If we are unable to continue offering innovative solutions or if new or enhanced solutions fail to engage our customers, we may be unable to attract additional customers or retain our current customers, which may adversely affect our business, results of operations, financial condition or future prospects.
If we do not continue to innovate and provide a platform that is useful to our customers, we may not remain competitive, and our results of operations could suffer
Our success depends on continued innovation to provide features that make our platform useful for existing and prospective customers. We have invested and intend to continue to invest resources in technology and development in order to continue improving the simplicity and effectiveness of our platform, and there is no assurance that our past or future investments will provide us with the benefits we expect. In addition, we have and may continue to introduce significant changes to our product offerings, including the offering of free or even lower cost products, or changes to our platform, or develop and introduce new and unproven services, including using technologies with which we have little or no prior development or operating experience, such as generative artificial intelligence, or AI.
We also offer many forms of documents on our platform, such as business formations and wills, which must comply with the latest local jurisdiction requirements. If there is a defect in any of our forms, or if we fail to timely update our forms to comply with new or modified jurisdiction requirements, this could result in negative consequences to our customers, legal liability, or harm our brand, which could adversely affect our business, results of operations, financial condition and future prospects.
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
The legal solutions market is highly competitive
We operate in a very competitive industry. We face intense competition from law firms and solo attorneys, online legal document services, legal plans, secretaries of state, tax preparation companies and other service providers. The online legal solutions market is evolving rapidly and is becoming increasingly competitive, and new market entrants that provide technologies that improve the delivery of legal solutions, such as generative AI and machine learning, could also increase the level of competition in the market. Other companies that focus on the online legal document services market or business formations and law firms that may elect to pursue the online legal document services market, can and do directly compete with us. Law firms and solo attorneys, who provide in-person consultations and are able to provide direct legal advice that we generally cannot offer due to laws and regulations regarding the unauthorized practice of law, or UPL, compete with us offline and have developed and may continue to develop competing online legal services. We compete in the registered agent services business with several companies that target small businesses, and these competitors have extensive experience in this market. In addition, if U.S. state agencies increase their offerings of free and easy-to-use business formation services, such as LLC formations and other document filings, or filing portals to the public, it could have a significant adverse effect on our business, financial condition or results of operations. For example, certain U.S. states, including Nevada, California and Louisiana, offer online portals where consumers may file their articles of organization for free, other than filing fees. We also compete in the tax advisory and preparation services business with several companies. To the extent we are unable to compete, our business, results of operations, financial condition or future prospects may be harmed.
Any of our existing competitors, or other potential competitors that have not yet entered the market, may also develop innovative and cost-effective services, including automated corporate formation document processing, that target our existing and potential customers. We expect to face increasing competition from offline and online legal services providers in our market, including through their use of generative AI, and our failure to effectively compete with these providers could result in revenue reductions, reduced margins, or loss of market share, any of which could materially and adversely affect our business, results of operations, financial condition and future prospects.
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
We are incorporating generative AI into some of our products, which may present both compliance risks and reputational risks
We have incorporated and intend to continue incorporating a number of generative AI features into our products. This technology, which is a new and emerging technology that is in its early stages of commercial use, presents a number of risks inherent in its use. Generative AI technologies can create accuracy issues, unintended biases and discriminatory outcomes. If the recommendations, forecasts, content, or analyses that AI applications assist in producing are or are alleged to be deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. Some AI scenarios may also present ethical issues. Though measures have been taken to address algorithmic bias, if we enable or offer AI solutions that are controversial because of their perceived or real impact on human rights, privacy, employment, or other social issues, we may experience brand or reputational harm. Additionally, potential government regulation related to AI use and ethics may expose us to legal liability and/or increase the burden and cost of research and development in this area, and failure to properly remediate AI usage or ethics issues may cause public confidence in AI to be undermined, which could slow adoption of AI in our solution.
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
Our business and success depend in part on our strategic relationships with third-parties, including our partner ecosystem, and our business may be harmed if we fail to maintain or expand these relationships
We depend on, and anticipate we will continue to depend on, various third-party relationships to sustain and grow our business. For example, we currently partner with a variety of third-parties to provide business license services, website development, credit card and banking services, productivity tools and business insurance, among others. Our sales and our customers’ user experience are dependent on our ability to connect and integrate easily to such third-party solutions. We have in the past and may in the future determine to exit certain partnership relationships, and we may also fail to retain and expand partnership relationships for many reasons, including third-parties’ failure to maintain, support, or secure their technology platforms in general, restrictions imposed by regulatory compliance, and our integrations in particular. Any such termination of a partnership relationship, whether voluntary or involuntary, could harm our relationship with our customers, our reputation and brand, our business and results of operations, and our future prospects.
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
We also utilize various types of data, technology, intellectual property and services licensed or otherwise obtained from unaffiliated third-parties in order to provide certain elements of our solutions. For example, we rely on cloud computing infrastructure, particularly from Amazon Web Services, or AWS, to host our platform and support our operations. We exercise limited, if any, control over these third-parties, including AWS, which increases our vulnerability to problems with the services they provide for us and to security incidents or breaches affecting the data and information they hold or process on our behalf. Any errors or defects in any third-party data or other technology could result in errors in our solutions that could harm our business, damage our reputation and result in losses in revenue, and we could be required to undertake substantial additional research and expend significant development resources to fix any problems that arise. In addition, such licensed data, technology, intellectual property and services may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of these services on commercially reasonable terms, or at all, could result in delays in producing or delivering our solutions until equivalent data, technology, intellectual property or services are identified and integrated, which delays could harm our business. In this situation we would be required to either redesign our solutions to function with such equivalent data, technology, intellectual property or services available from other parties or to develop these components or services ourselves, which would result in increased costs and potential delays in service. Furthermore, we might be forced to limit the features available in our current or future solutions. If we fail to maintain or renegotiate any of these data, technology or intellectual property licenses or services, we could face significant delays and diversion of resources in attempting to develop similar or replacement technology, or to license and integrate a functional equivalent of the relevant data, technology, intellectual property or service. The occurrence of any of these events may have an adverse effect on our business, financial condition, results of operations and future prospects.
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
Our operations and online services also rely on the continued functioning and accessibility of certain physical locations, including product fulfillment locations and data centers operated by AWS or other service providers. These physical locations are vulnerable to damage or interruption from natural disasters, adverse weather conditions, power losses, telecommunication failures, terrorist attacks, human errors, break-ins and similar events. The occurrence of any of the foregoing events or other unanticipated problems at our facilities could result in lengthy interruptions in our services. We may not be able to efficiently relocate our fulfillment and delivery operations due to disruptions in service if one of these events occurs, and our insurance coverage may be insufficient to compensate us for such losses. Because the Los Angeles area, where our corporate and executive headquarters is located, is in an earthquake fault zone and because both the Los Angeles area and Austin, Texas, where our operational headquarters is currently located, are subject to the increased risk of wildfires, tornadoes and power outages, we are particularly sensitive to the risk of damage to, or total destruction of, our primary offices and two key fulfillment and delivery centers. Our insurance limits against any certain losses or expenses that may result from a disruption to our business due to earthquakes or wildfires may not be sufficient to cover all such losses or expenses, and the occurrence of either of these events could adversely affect our business, results of operations, financial condition and future prospects.

We may from time to time become involved in litigation, arbitration or government investigation matters that are expensive and time consuming and, if resolved adversely, could harm our brand and reputation, business, results of operations, financial condition or future prospects
We have been or could become involved in lawsuits and other actions brought by customers, purported competitors, regulators, and other parties alleging that we engage in the unauthorized practice of law, unfairly compete or otherwise violate the law. We could also be subject to claims, lawsuits, arbitration, regulatory actions, or other legal proceedings involving a litany of issues, including patent, trademark, trade secret and other intellectual property matters, taxes, labor and employment, competition and antitrust, privacy, data use, data protection, data security, network security, consumer protection, unfair business practices, breach of contract and other matters. We anticipate that we will continue to be a target for such lawsuits in the future.
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
We have identified material weaknesses in our internal control over financial reporting and, if we fail to remediate these material weaknesses, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence and the price of our common stock
As disclosed in Part II, Item 4, “Controls and Procedures” in this Quarterly Report on Form 10-Q, we identified the following material weaknesses as of June 30, 2023:
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
As a result of the foregoing material weaknesses, management concluded that our disclosure controls and procedures were not effective as of June 30, 2023. We have designed and implemented a plan to remediate the material weaknesses identified. See Part II, Item 4, “Controls and Procedures” in this Quarterly Report on Form 10-Q for additional information regarding our remediation plan. We cannot assure you that these measures will significantly improve or remediate the material weaknesses described above on a timely basis, if at all. The implementation of these remediation measures will require validation and testing of the design and operating effectiveness of internal control over a sustained period of financial reporting cycles. If the steps we have taken do not remediate the material weaknesses in a timely manner, there could continue to be a reasonable possibility that these control deficiencies or others would result in an additional material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis. If this occurs, it could adversely impact the accuracy and timing of our financial reporting and our stock price which, in turn, could jeopardize our ability to comply with our reporting obligations, limit our ability to access the capital markets and adversely impact our stock price. In addition, investors’ perceptions that our internal control over financial reporting is inadequate or that we are unable to produce accurate financial statements on a timely basis may make it more difficult for us to effectively market and sell our services to new and existing customers.
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

During the evaluation and testing process of our internal control over financial reporting, we identified material weaknesses in our internal control over financial reporting as of June 30, 2023. We cannot assure you that there will not be additional material weaknesses in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. As a result of our material weaknesses in internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be negatively affected, and we could be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which would also require additional financial and management resources. Failure to remedy the material weaknesses in our internal control over financial reporting on a timely basis, if at all, or to implement or maintain other effective control systems required of public companies could also restrict our future access to the capital markets.
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
•other events or factors, including those resulting from war or incidents of terrorism, or responses to these events; and
•general macroeconomic, political, regulatory and market conditions, such as those related to recessionary fears, the current inflationary and rising interest rate environment.
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
A significant portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is performing well
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. The holders of approximately 110 million shares of our common stock, are entitled to rights pursuant to an investors’ rights agreement, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If one or more of these holders of our common stock sells a large number of shares by exercising their registration rights, it could adversely affect the market price for our common stock. In addition, if we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired.
Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions
Based upon our shares of our common stock outstanding as of June 30, 2023, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 52% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.
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
Stock repurchase activity during the three months ended June 30, 2023 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be purchased Under the Plans
April 1, 2023 through April 30, 2023	50,786	$8.99	50,786	$47,649,297
May 1, 2023 through May 31, 2023	327,577	$7.89	327,577	$45,064,116
June 1, 2023 through June 30, 2023	—	$—	—	$45,064,116
Total	378,363	$8.04	378,363

Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
On May 24, 2023, Noel Watson, our Chief Financial Officer, entered into a trading plan, or the Watson 10b5-1 Sales Plan, intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Watson 10b5-1 Sales Plan, which was entered into during an open trading window under the Company’s insider trading policy, will be in effect until the earlier of (1) May 16, 2024, and (2) the date on which an aggregate of 50,000 shares of the Company’s common stock have been sold under such Watson 10b5-1 Sales Plan.
On May 31, 2023, Rich Preece, our Chief Operating Officer, entered into a trading plan, or the Preece 10b5-1 Sales Plan, intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Preece 10b5-1 Sales Plan, which was entered into during an open trading window under the Company’s insider trading policy, will be in effect until the earlier of (1) August 29, 2024, and (2) the date on which an aggregate of 462,060 shares of the Company’s common stock have been sold under such Preece 10b5-1 Sales Plan.
On May 31, 2023, Shrisha Radhakrishna, our Chief Technology Officer and Chief Product Officer, entered into a trading plan, or the Radhakrishna 10b5-1 Sales Plan, intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Radhakrishna 10b5-1 Sales Plan, which was entered into during an open trading window under the Company’s insider trading policy, will be in effect until the earlier of (1) August 29, 2024, and (2) the date on which an aggregate of 191,740 shares of the Company’s common stock have been sold under such Radhakrishna 10b5-1 Sales Plan.

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

10.1
Amendment No. 1, dated as of May 5, 2023, by and between the Company, as borrower, the guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent, relating to the Amended and Restated Credit and Guaranty Agreement, dated as of July 2, 2021, among the Company, the guarantors party thereto, the lenders and issuing lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed with the SEC on May 9, 2023).

10.2	Form of RSU Grant Notice (C-team) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed with the SEC on May 9, 2023).
10.3	Form of Option Grant Notice (C-team) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed with the SEC on May 9, 2023).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2023 were formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statement of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
______________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LegalZoom.Com, Inc.

Date: August 8, 2023	By:	/s/ Dan Wernikoff
Dan Wernikoff
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2023		/s/ Noel Watson
Noel Watson
Chief Financial Officer
(Principal Financial and Accounting Officer)