Form 10-Q
period 2023-09-30
LEGALZOOM.COM, INC.
filed 2023-11-07
CIK 1286139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No  ☒
As of November 2, 2023, the registrant had outstanding 187,934,053 shares of common stock, $0.001 par value per share, outstanding.

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
•If we fail to provide high-quality products and services, customer care and customer experience and add new products and services that meet our customers’ expectations, we may not be able to attract and retain customers.
•If we do not continue to innovate and provide a platform that is useful to our customers, we may not remain competitive, and our results of operations could suffer.
•The legal solutions market is highly competitive and our failure to effectively compete successfully could materially and adversely affect our business, results of operations, financial condition and future prospects.
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
•The recent restatement of certain of our prior quarterly financial statements may affect investor confidence and raise reputational issues and may subject us to additional risks and uncertainties, including increased professional costs and the increased possibility of legal proceedings and regulatory inquiries.
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

Part I
Item 1. Condensed Consolidated Financial Statements (Unaudited)
LegalZoom.com, Inc.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par values)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$212,147	$189,082
Accounts receivable, net of allowances of $5,703 and $4,730, respectively	14,417	13,177
Prepaid expenses and other current assets	17,494	16,699
Current assets held for sale	22,722	22,722
Total current assets	266,780	241,680
Property and equipment, net	43,763	30,823
Goodwill	63,318	63,229
Intangible assets, net	15,026	18,900
Operating lease right-of-use assets	9,199	11,148
Deferred income taxes	18,570	29,380
Available-for-sale debt securities	1,237	995
Other assets	8,620	9,240
Total assets	$426,513	$405,395
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$32,311	$25,312
Accrued expenses and other current liabilities	55,375	57,373
Deferred revenue	176,867	164,200
Operating lease liabilities	2,269	2,317
Total current liabilities	266,822	249,202
Operating lease liabilities, non-current	7,346	8,958
Deferred revenue	560	892
Other liabilities	4,443	3,968
Total liabilities	279,171	263,020
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000 shares authorized at September 30, 2023 and December 31, 2022, none issued or outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 1,000,000 shares authorized; 187,776 shares and 190,822 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	187	190
Additional paid-in capital	1,086,222	1,032,550
Accumulated deficit	(940,550)	(891,862)
Accumulated other comprehensive income	1,483	1,497
Total stockholders’ equity	147,342	142,375
Total liabilities and stockholders’ equity	$426,513	$405,395
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
		(Restated)		(Restated)
Revenue	$167,274	$155,277	$502,064	$473,353
Cost of revenue	59,213	50,314	183,356	163,647
Gross profit	108,061	104,963	318,708	309,706
Operating expenses:
Sales and marketing	51,071	67,369	164,746	215,964
Technology and development	21,491	17,457	61,074	51,613
General and administrative	25,243	30,103	78,683	88,560
Impairment of long-lived and other assets	—	237	—	237
Total operating expenses	97,805	115,166	304,503	356,374
Income (loss) from operations	10,256	(10,203)	14,205	(46,668)
Interest income, net	2,623	535	6,357	511
Other (expense) income, net	(882)	(2,536)	436	(6,102)
Income (loss) before income taxes	11,997	(12,204)	20,998	(52,259)
Provision for (benefit from) income taxes	4,463	(223)	14,427	(1,782)
Net income (loss)	$7,534	$(11,981)	$6,571	$(50,477)
Net income (loss) per share attributable to common stockholders—basic:	$0.04	$(0.06)	$0.03	$(0.26)
Net income (loss) per share attributable to common stockholders—diluted:	$0.04	$(0.06)	$0.03	$(0.26)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—basic:	191,033	194,906	191,222	196,984
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders—diluted:	197,454	194,906	194,953	196,984
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
		(Restated)		(Restated)
Net income (loss)	$7,534	$(11,981)	$6,571	$(50,477)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	980	2,644	(187)	6,255
Change in available-for-sale debt securities due to unrealized gains	173	—	173	38
Total other comprehensive income (loss)	1,153	2,644	(14)	6,293
Total comprehensive income (loss)	$8,687	$(9,337)	$6,557	$(44,184)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	190,822	$190	$1,032,550	$(891,862)	$1,497	$142,375
Issuance of common stock upon exercise of stock options	28	—	22	—	—	22
Issuance of common stock upon vesting of restricted stock awards	1,164	1	(1)	—	—	—
Stock-based compensation	—	—	17,378	—	—	17,378
Repurchased common stock	(771)	(1)	—	(6,767)	—	(6,768)
Other comprehensive loss	—	—	—	—	(631)	(631)
Net loss	—	—	—	(2,358)	—	(2,358)
Balance at March 31, 2023	191,244	$190	$1,049,948	$(900,987)	$866	$150,017
Issuance of common stock upon exercise of stock options and ESPP	362	—	2,951	—	—	2,951
Issuance of common stock upon vesting of restricted stock awards	661	1	(1)	—	—	—
Shares surrendered for settlement of minimum statutory tax withholdings	(232)	—	(2,469)	—	—	(2,469)
Stock-based compensation	—	—	20,031	—	—	20,031
Repurchased common stock	(378)	—	—	(3,041)	—	(3,041)
Other comprehensive loss	—	—	—	—	(536)	(536)
Net income	—	—	—	1,395	—	1,395
Balance at June 30, 2023	191,657	$191	$1,070,461	$(902,633)	$330	$168,349
Issuance of common stock upon exercise of stock options	326	—	3,011	—	—	3,011
Issuance of common stock upon vesting of restricted stock awards	824	1	(1)	—	—	—
Shares surrendered for settlement of minimum statutory tax withholdings	(312)	—	(3,884)	—	—	(3,884)
Stock-based compensation	—	—	16,635	—	—	16,635
Repurchased common stock	(4,719)	(5)	—	(45,159)	—	(45,164)
Stock repurchase excise tax	—	—	—	(292)	—	(292)
Other comprehensive income	—	—	—	—	1,153	1,153
Net income	—	—	—	7,534	—	7,534
Balance at September 30, 2023	187,776	$187	$1,086,222	$(940,550)	$1,483	$147,342
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity (continued)
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	198,084	$198	$947,160	$(748,012)	$(1,795)	$197,551
Issuance of common stock upon exercise of stock options	202	—	225	—	—	225
Issuance of common stock upon vesting of restricted stock awards	392	—	—	—	—	—
Stock-based compensation	—	—	22,346	—	—	22,346
Repurchased common stock	(79)	—	—	(1,102)	—	(1,102)
Other comprehensive income	—	—	—	—	1,440	1,440
Net loss	—	—	—	(25,753)	—	(25,753)
Balance at March 31, 2022 (Restated)	198,599	$198	$969,731	$(774,867)	$(355)	$194,707
Issuance of common stock upon exercise of stock options and ESPP	174	—	1,262	—	—	1,262
Issuance of common stock upon vesting of restricted stock awards	268	1	(1)	—	—	—
Shares surrendered for settlement of minimum statutory tax withholdings	(1)	—	(30)	—	—	(30)
Stock-based compensation	—	—	23,596	—	—	23,596
Repurchased common stock	(2,961)	(3)	—	(38,050)	—	(38,053)
Other comprehensive income	—	—	—	—	2,209	2,209
Net loss	—	—	—	(12,743)	—	(12,743)
Balance at June 30, 2022 (Restated)	196,079	$196	$994,558	$(825,660)	$1,854	$170,948
Issuance of common stock upon exercise of stock options	46	—	195	—	—	195
Issuance of common stock upon vesting of restricted stock awards	350	—	—	—	—	—
Shares surrendered for settlement of minimum statutory tax withholdings	(2)	—	(11)	—	—	(11)
Stock-based compensation	—	—	20,326	—	—	20,326
Repurchased common stock	(2,625)	(3)	—	(24,873)	—	(24,876)
Other comprehensive income	—	—	—	—	2,644	2,644
Net loss	—	—	—	(11,981)	—	(11,981)
Balance at September 30, 2022 (Restated)	193,848	$193	$1,015,068	$(862,514)	$4,498	$157,245
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2023	2022
		(Restated)
Cash flows from operating activities
Net income (loss)	$6,571	$(50,477)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,061	16,187
Amortization of right-of-use assets	2,011	1,290
Amortization of debt issuance costs	170	170
Impairment of other equity security	—	170
Impairment of long-lived assets	—	237
Stock-based compensation	51,005	64,490
Deferred income taxes	10,818	(2,637)
Change in fair value of contingent consideration	(836)	(150)
Unrealized foreign exchange (gain) loss	(179)	5,958
Other	(39)	(1)
Changes in operating assets and liabilities, net of effects of business combination:
Accounts receivable	(946)	(3,024)
Prepaid expenses and other current assets	(785)	(296)
Other assets	345	(863)
Accounts payable	5,992	(6,417)
Accrued expenses and other liabilities	(992)	7,585
Operating lease liabilities	(1,723)	(1,599)
Income tax payable	16	22
Deferred revenue	12,325	21,370
Net cash provided by operating activities	101,814	52,015
Cash flows from investing activities
Acquisition, net of cash acquired	—	(2,532)
Proceeds from acquisition working capital adjustment	—	307
Purchase of property and equipment	(23,220)	(16,441)
Other	38	—
Net cash used in investing activities	(23,182)	(18,666)
Cash flows from financing activities
Repayment of capital lease obligations	(27)	—
Payment of contingent consideration	—	(600)
Repurchase of common stock	(54,873)	(61,736)
Shares surrendered for settlement of minimum statutory tax withholding	(6,353)	(41)
Proceeds from issuance of stock under employee stock plans	5,690	1,682
Net cash used in financing activities	(55,563)	(60,695)
Effect of exchange rate changes on cash and cash equivalents	(4)	(139)
Net increase (decrease) in cash and cash equivalents	23,065	(27,485)
Cash and cash equivalents, at beginning of the period	189,082	239,297
Cash and cash equivalents, at end of the period	$212,147	$211,812
Non-cash operating, investing, and financing activities:
Accrued stock repurchase excise tax	$292	$—
Receivable from issuance of stock under employee stock plans	295	—
Purchase of property and equipment included in accounts payable and accrued expenses and other current liabilities	1,548	1,124
Capitalized stock-based compensation	3,039	1,779
Right-of-use assets under operating leases	—	13,165
Contingent consideration for acquired business	—	850
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
We are a provider of services that meet the legal needs of small businesses and consumers. Our position at business inception allows us to become a trusted business advisor, supporting the evolving needs of a new business across its lifecycle. Along with business formation, our offerings include ongoing compliance and tax advice and filings, business licenses, accounting, virtual mailbox and e-signature solutions, trademark filings, and estate plans. Additionally, we have insights into our customers and leverage our offerings as a channel to introduce small businesses to leading brands in our partner ecosystem, solving even more of their business needs.
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
Specifically, within our income tax provision there was an error relating to the identification of named executive officers subject to limitation on the deductibility of executive compensation under Internal Revenue Code Section 162(m), or Section 162(m). The Section 162(m) error had the impact of a $1.2 million overstatement of the benefit for income taxes and a $2.8 million overstatement of the provision for income taxes for the three and nine months ended September 30, 2022, respectively, and the associated impacts on deferred tax assets.
In connection with the tax errors noted above, we are also correcting other previously identified immaterial errors related to: i) $1.2 million of a late customer acquisition marketing, or CAM credit, that should have been recognized as a reduction to sales and marketing expense in Q2 2022, and which was initially corrected for as an out of period adjustment in Q3 2022; and ii) $0.9 million of revenue and $0.3 million of associated costs of revenue that should have been recognized in Q3 2022.
Description of Restatement of Financial Information
In the following tables, we have presented a reconciliation of our unaudited condensed consolidated financial information as originally reported, to the as restated amounts as of and for the three and nine months ended September 30, 2022.
The table below sets forth the unaudited condensed consolidated balance sheet information, including the balances as reported, adjustments and the balances as restated (in thousands, except per share amounts):

	September 30, 2022
	As Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	211,812	—	211,812
Accounts receivable, net of allowances of $4,419	13,578	122	13,700
Prepaid expenses and other current assets	16,624	(264)	16,360
Current assets held for sale	22,722	—	22,722
Total current assets	264,736	(142)	264,594
Property and equipment, net	29,012	—	29,012
Goodwill	63,184	—	63,184
Intangible assets, net	13,552	—	13,552

	September 30, 2022
	As Reported	Adjustments	As Restated
Operating lease right-of-use assets	11,796	—	11,796
Deferred income taxes	27,473	2,803	30,276
Available-for-sale debt securities	1,183	—	1,183
Other assets	12,877	(1)	12,876
Total assets	423,813	2,660	426,473
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	25,805	—	25,805
Accrued expenses and other current liabilities	59,916	(21)	59,895
Deferred revenue	168,705	(738)	167,967
Operating lease liabilities	2,054	—	2,054
Total current liabilities	256,480	(759)	255,721
Operating lease liabilities, non-current	9,568	—	9,568
Deferred revenue	1,013	—	1,013
Other liabilities	2,926	—	2,926
Total liabilities	269,987	(759)	269,228
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000 shares authorized; 0 issued or outstanding at September 30, 2022	—	—	—
Common stock, $0.001 par value; 1,000,000 shares authorized; 193,848 shares issued and outstanding at September 30, 2022	193	—	193
Additional paid-in capital	1,015,068	—	1,015,068
Accumulated deficit	(865,933)	3,419	(862,514)
Accumulated other comprehensive income	4,498	—	4,498
Total stockholders’ equity	153,826	3,419	157,245
Total liabilities and stockholders’ equity	$423,813	$2,660	$426,473
The table below sets forth the unaudited condensed consolidated statements of operations, including the balances as reported, adjustments and the as restated balances (in thousands, except per share amounts):

	Three Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2022
	As Reported	Adjustments	As Restated	As reported	Adjustments	As restated
Revenue	$154,416	$861	$155,277	$472,492	$861	$473,353
Cost of revenue	50,050	264	50,314	163,383	264	163,647
Gross profit	104,366	597	104,963	309,109	597	309,706
Operating expenses:
Sales and marketing	66,145	1,224	67,369	215,964	—	215,964
Technology and development	17,457	—	17,457	51,613	—	51,613
General and administrative	30,103	—	30,103	88,560	—	88,560
Impairment of long-lived and other assets	237	—	237	237	—	237
Total operating expenses	113,942	1,224	115,166	356,374	—	356,374
Loss from operations	(9,576)	(627)	(10,203)	(47,265)	597	(46,668)
Interest income, net	535	—	535	511	—	511
Other expense, net	(2,536)	—	(2,536)	(6,102)	—	(6,102)
Loss before income taxes	(11,577)	(627)	(12,204)	(52,856)	597	(52,259)
(Benefit from) provision for income taxes	(1,469)	1,246	(223)	1,040	(2,822)	(1,782)

	Three Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2022
	As Reported	Adjustments	As Restated	As reported	Adjustments	As restated
Net loss	$(10,108)	$(1,873)	$(11,981)	$(53,896)	$3,419	$(50,477)
Net loss per share attributable to common stockholders—basic and diluted:	$(0.05)	$—	$(0.06)	$(0.27)	$—	$(0.26)
Weighted-average shares used to compute net loss per share attributable to common stockholders—basic and diluted:	194,906	—	194,906	196,984	—	196,984
The table below sets forth the unaudited condensed consolidated statements of comprehensive loss, including balances as reported, adjustments and balances as restated amounts (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2022
	As Reported	Adjustments	As Restated	As reported	Adjustments	As restated
Net Loss	$(10,108)	$(1,873)	$(11,981)	$(53,896)	$3,419	$(50,477)
Total other comprehensive income	2,644	—	2,644	6,293	—	6,293
Total comprehensive loss	$(7,464)	$(1,873)	$(9,337)	$(47,603)	$3,419	$(44,184)

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

The table below sets forth the unaudited condensed consolidated statement of cash flows, including balances as reported, adjustments and balances as restated amounts (in thousands):

	Nine Months Ended September 30, 2022
	As Reported	Adjustments	As Restated
Cash flows from operating activities
Net loss	$(53,896)	$3,419	$(50,477)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,187	—	16,187
Amortization of right-of-use assets	1,290	—	1,290
Amortization of debt issuance costs	170	—	170
Impairment of other equity security	170	—	170
Impairment of long-lived assets	237	—	237
Stock-based compensation	64,490	—	64,490
Deferred income taxes	166	(2,803)	(2,637)
Change in fair value of contingent consideration	(150)	—	(150)
Unrealized foreign exchange loss	5,958	—	5,958
Other	(1)	—	(1)

	Nine Months Ended September 30, 2022
	As Reported	Adjustments	As Restated
Changes in operating assets and liabilities, net of effects of business combination:
Accounts receivable	(2,902)	(122)	(3,024)
Prepaid expenses and other current assets	(560)	264	(296)
Other assets	(864)	1	(863)
Accounts payable	(6,417)	—	(6,417)
Accrued expenses and other liabilities	7,606	(21)	7,585
Operating lease liabilities	(1,599)	—	(1,599)
Income tax payable	22	—	22
Deferred revenue	22,108	(738)	21,370
Net cash provided by operating activities	52,015	—	52,015
Cash flows from investing activities
Acquisition, net of cash acquired	(2,532)	—	(2,532)
Proceeds from acquisition working capital adjustment	307	—	307
Purchase of property and equipment	(16,441)	—	(16,441)
Net cash used in investing activities	(18,666)	—	(18,666)
Cash flows from financing activities
Payment of contingent consideration	(600)	—	(600)
Repurchase of common stock	(61,736)	—	(61,736)
Shares surrendered for settlement of minimum statutory tax withholding	(41)	—	(41)
Proceeds from issuance of stock under employee stock plans	1,682	—	1,682
Net cash used in financing activities	(60,695)	—	(60,695)
Effect of exchange rate changes on cash and cash equivalents	(139)	—	(139)
Net decrease in cash and cash equivalents, and restricted cash equivalents	(27,485)	—	(27,485)
Cash and cash equivalents, and restricted cash equivalents, at beginning of the period	239,297	—	239,297
Cash and cash equivalents at end of the period	$211,812	$—	$211,812
Note 3. Summary of Significant Accounting Policies
A summary of the significant accounting policies we follow in the preparation of the accompanying unaudited condensed consolidated financial statements is set forth below.
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2022. The December 31, 2022 unaudited condensed consolidated balance sheet was derived from our audited consolidated financial statements as of that date. Our unaudited condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the unaudited condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. There have been no significant changes in accounting policies during the three and nine months ended September 30, 2023 from those disclosed in the annual consolidated financial statements for the year ended December 31, 2022 and the related notes, except as noted below in the Recently Adopted Accounting Pronouncements.
The operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results expected for the full year ending December 31, 2023.

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
Significant Accounting Policies
Significant accounting policies are detailed in "Note 2. Summary of Significant Accounting Policies" of our Annual Report on Form 10-K for the year ended December 31, 2022. On January 1, 2022, we adopted Financial Accounting Standards Board, or FASB, Accounting Standards Codification No. 842, Leases, or ASC 842, with application to leases that existed as of the adoption date. On January 1, 2022, we also adopted Accounting Standard Update, or ASU, No. 2016-13, Financial Instruments—Credit losses: Measurement of Credit Losses on Financial Instruments (Topic 326), or ASU 2016-13, using the modified-retrospective transition method for assets measured at amortized cost other than available-for-sale debt securities, which was adopted using a prospective transition approach. The adoption of ASU 2016-13 did not have a material impact on our unaudited condensed consolidated financial statements.
Segment and Geographic Information
Our Chief Executive Officer, as the Chief Operating Decision Maker, organizes our company, manages resource allocations, and measures performance on the basis of one operating segment.
Revenue outside of the U.S., based on the location of the customer, represented less than 1% of our unaudited consolidated revenue for the three and nine months ended September 30, 2023 and 2022. Our property and equipment and right-of-use, or ROU, assets located outside of the U.S. were immaterial as of September 30, 2023 and December 31, 2022.
Foreign Currency
The British Pound Sterling is the functional currency for our foreign subsidiaries domiciled in the U.K. The financial statements of these foreign subsidiaries are translated to U.S. Dollars using period-end rates of exchange for assets and liabilities, historical rates of exchange for equity, and average rates of exchange for the period for revenue and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of our unaudited condensed consolidated statements of stockholders’ equity. We recognized foreign currency transaction loss of $0.9 million and gain of $0.2 million during the three and nine months ended September 30, 2023, respectively, and losses of $2.6 million and $6.0 million during the three and nine months ended September 30, 2022, respectively.
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
Due to a large and diverse customer base, no individual customer represented more than 10% of total revenue for the three and nine months ended September 30, 2023 and 2022. At September 30, 2023 and December 31, 2022, there were no customers with an outstanding balance of 10% or more of our total accounts receivable balance.
Accounts Receivable and Allowance for Credit Losses
Our accounts receivable balances, which are not collateralized and do not bear interest, primarily consist of amounts receivable from our credit and debit card merchant processors, customer receivables, and fees due from third-parties for services purchased by our customers from such third-parties. We reduce our accounts receivable for sales allowances and a reserve for potentially uncollectible receivables. We determine the amount of the allowances based on various factors, including historical collection experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect our ability to collect from customers. Account balances are charged off against the allowance when we determine that it is not probable we will collect the receivable. At September 30, 2023 and December 31, 2022 the allowance for credit losses was not material.
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
Subscription revenue—Subscription revenue is generated primarily from subscriptions to our registered agent, compliance packages, attorney advice, legal forms, tax, virtual mail and e-signature services, and software-as-a-service, or SaaS, accounting solution subscriptions and SaaS subscriptions in the U.K. We generally recognize revenue from our subscriptions ratably over the subscription term. Subscription terms generally range from thirty days to one year. Subscription revenue includes the transaction price allocated to bundled free trials for our subscription services and is net of promotional discounts, cancellations, sales allowances and credit reserves and payments to third-party service providers such as legal plan law firms.
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
Revenue from our transaction, subscription and partner revenue is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
		(Restated)		(Restated)
Transaction	$57,351	$58,411	$180,084	$189,027
Subscription	104,457	91,397	303,967	267,069
Partner	5,466	5,469	18,013	17,257
Total revenue	$167,274	$155,277	$502,064	$473,353
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
Note 4. Other Financial Statement Information
Accounts Receivable
Changes in the allowances consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
		(Restated)		(Restated)
Beginning balance	$5,734	$4,508	$4,730	$4,060
Add: amounts recognized as a reduction of revenue	1,271	2,099	7,349	6,291
Add: allowance for credit losses recognized in general and administrative expense	493	2	981	143
Less: write-offs, net of recoveries	(1,795)	(2,190)	(7,357)	(6,075)
Ending balance	$5,703	$4,419	$5,703	$4,419
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
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid expenses	$11,195	$10,624
Deferred cost of revenue	2,551	1,915
Capitalized cloud computing development costs	1,011	1,407
Income tax receivable	575	760
Other current assets	2,162	1,993
Total prepaid expenses and other current assets	$17,494	$16,699
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued payroll and related expenses	$27,082	$27,822
Accrued vendor payables	15,684	15,531
Accrued advertising	13	1,071
Sales allowances	4,672	4,426
Accrued sales, use and business taxes	4,800	3,838

	September 30, 2023	December 31, 2022
Other	3,124	4,685
Total accrued expenses and other current liabilities	$55,375	$57,373
Depreciation and Amortization
Depreciation and amortization expense of our property and equipment, including capitalized internal-use software, and intangible assets consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
		(Restated)		(Restated)
Cost of revenue	$3,307	$1,966	$8,940	$6,220
Sales and marketing	1,400	1,754	4,011	5,508
Technology and development	1,168	694	2,867	2,112
General and administrative	780	840	2,243	2,347
Total depreciation and amortization expense	$6,655	$5,254	$18,061	$16,187
Deferred revenue
Deferred revenue as of September 30, 2023 and December 31, 2022 was $177.4 million and $165.1 million, respectively. Revenue recognized in the three months ended September 30, 2023 and 2022 that was included in deferred revenue as of June 30, 2023 and 2022 was $86.5 million and $81.7 million, respectively. Revenue recognized in the nine months ended September 30, 2023 and 2022 that was included in deferred revenue as of December 31, 2022 and 2021 was $154.6 million and $146.5 million, respectively.
We have omitted disclosure on the transaction price allocated to remaining performance obligations and estimated timing of revenue recognition as our contracts with customers that have a duration of more than one year are immaterial.
Note 5. Assets Held for Sale
During the quarter ended September 30, 2022, following an evaluation of our office space and business requirements, we commenced a plan to sell our operational headquarters in Austin, Texas, consisting of land, a building and building improvements, and determined that these assets met the held for sale criteria. We ceased recording depreciation on these assets upon meeting the held for sale criteria. At September 30, 2023, the total carrying value of the assets held for sale was $22.7 million. The estimated fair value less costs to sell the assets held for sale exceed their carrying values and hence no impairment was necessary during the quarter ended September 30, 2023.
Note 6. Acquisitions
United Agent Services Corp
In August 2022, we acquired certain assets and liabilities of United Agency Services Corp, or UA Services, a company providing registered agent services and corporate compliance solutions for $3.5 million, of which $2.6 million was paid in cash on the acquisition date and up to $1.0 million was payable in cash within twelve months from the acquisition date based upon the achievement of certain earnout metrics. During the three and nine months ended September 30, 2023, we recorded a $0.1 million and $0.8 million, respectively, reduction in fair value of contingent consideration as a component of cost of revenue because the earnout metrics were not achieved. Furthermore, an additional payment of up to $0.4 million to the seller of UA Services was contingent on certain service conditions being met. This amount was excluded from the purchase consideration and was recorded as compensation expense in 2022.
The acquisition was completed in order to build a more durable registered agency platform and has been accounted for as a business combination. The purchase price was allocated to the assets acquired and liabilities assumed. Goodwill of $3.3 million arising from the acquisition consisted largely of the assembled workforce and synergies expected from combining our operations. The acquired goodwill was deductible for tax purposes. There were no intangible assets acquired in connection with this acquisition. Acquisition costs related to this transaction of approximately $0.4 million were expensed as incurred and are included in general and administrative expenses on the accompanying unaudited condensed consolidated statements of operations.
The revenue and earnings of the acquired business were included in our results of operations since the acquisition date and were not material to the consolidated financial results for the three and nine months ended September 30, 2022. Pro forma revenues and results of operations for this acquisition are not presented as the impact on our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022 was immaterial.
Note 7. Long-term Debt
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
At September 30, 2023 and December 31, 2022, we had no amounts outstanding under our 2021 Revolving Facility or any outstanding letters of credit and we were in compliance with all financial covenants.
Note 8. Commitments and Contingencies
Commitments
We have non-cancelable agreements with various vendors, which require us to pay $46.0 million over a 5-year period, of which $35.0 million remains to be paid as of September 30, 2023.
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
Note 9. Stockholders’ Equity
Stock Repurchase Program
On March 1, 2022, our board of directors approved a stock repurchase program authorizing us to repurchase up to $150.0 million of our common stock, with no fixed expiration. At September 30, 2023, there were no funds available for future repurchases under the 2022 stock repurchase program. In October 2023, our board of directors approved a new stock repurchase program authorizing repurchases of up to $100.0 million of our common stock, with no fixed expiration. Stock repurchases under this new program may be made through any manner, including open market transactions, accelerated stock repurchase agreements, or privately negotiated transactions with third parties, and in such amounts as management deems appropriate. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our shares of common stock under this authorization. This program does not obligate us to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the discretion of our board of directors. Shares repurchased under our share repurchase program are purchased for immediate retirement.
During the three months ended September 30, 2023, we repurchased a total of 4,718,755 shares of our common stock for a total repurchase of $45.1 million directly from a selling stockholder, who is a related party due to selling shareholder’s ownership, in a private, non-underwritten transaction at a price of $9.55 per share, which was equal to the price paid by the underwriters to the selling stockholder in a concurrent secondary public offering. The repurchase was recorded as a reduction to stockholders' equity. Upon this repurchase, no further repurchases were available under our 2022 stock repurchase program. The secondary offering of 16,100,000 shares of our common stock by a selling stockholder was completed at a price to the public of $10.00 per share before underwriting discounts and commissions. All direct and incremental costs incurred in connection with the secondary offering were expensed because we did not receive any proceeds from the sale of shares of common stock in the secondary offering.
During the nine months ended September 30, 2023, we repurchased a total of 5,867,835 shares of our common stock through open market purchases using Rule 10b5-1 plans and in the above private, non-underwritten transaction, at an average per share price of $9.35 for a total repurchase of $54.9 million including broker commissions. The repurchases were recorded as a reduction to stockholders' equity.
The Inflation Reduction Act of 2022, enacted in August 2022, imposed a 1% non-deductible excise tax on net repurchases of shares by domestic corporations whose stock is traded on an established securities market. Consequently, this excise tax is applicable to our stock repurchase program beginning in 2023 and represents a cost of the repurchases of our common stock. We have recognized $0.3 million excise tax liability as of September 30, 2023 because the fair market value of stock repurchases exceeded the fair market value of stock issuances during the nine months ended September 30, 2023.
Note 10. Stock-based Compensation
Stock-based Compensation Expense
We recorded stock-based compensation expense in the following categories in the accompanying unaudited condensed consolidated statements of operations and balance sheets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
		(Restated)		(Restated)
Cost of revenue	$1,115	$597	$3,094	$2,205
Sales and marketing	1,623	2,972	$4,602	$9,633
Technology and development	4,706	3,857	$13,901	$12,303
General and administrative	8,138	12,352	$29,408	$40,349
Total stock-based compensation expense	15,582	19,778	$51,005	$64,490
Amount capitalized to internal-use software	1,054	549	$3,039	$1,779
Total stock-based compensation expense	$16,636	$20,327	$54,044	$66,269
Stock Options
During the nine months ended September 30, 2023, we granted 4.2 million stock options to members of our senior leadership team. Fair value of the options was measured using the Black-Scholes option pricing model on the date of grant, and associated expense will be recognized over the requisite service period. Vesting of the options will be accelerated upon a qualifying termination that occurs during the change-in-control period, as defined in the option grant agreement, or immediately prior to the effective time of a change-in-control if the option award is not assumed, continued or substituted by the surviving or acquiring entity (or its parent) in connection with such change-in-control. The weighted-average assumptions that were used to calculate the grant-date fair value of our stock option grants using the Black-Scholes option pricing model were as follows:

Nine Months Ended September 30,
2023
Expected life (years)	5.87
Risk-free interest rate	3.4% - 3.8%
Expected volatility	50.4% - 50.7%
Expected dividend yield	—
Restricted Stock Units
During the nine months ended September 30, 2023, we granted 8.2 million restricted stock units, or RSUs, with a total grant date fair value of $71.6 million to various employees. RSUs are measured based on the fair market value of the underlying stock on the date of grant and recognized as expense over the requisite service period.
During the nine months ended September 30, 2023, we also granted 1.3 million RSUs with performance conditions, or PSUs, to members of our senior leadership team. Vesting of the PSUs is contingent upon the recipient’s continuous employment over the requisite service period and is subject to fulfillment by the Company of predefined performance criteria. Such awards will be earned only if certain performance targets established by and under the direction of the compensation committee of the board of directors are met during the performance period. The number of PSUs subject to vesting is determined at the end of the performance period and may equal zero percent (0%) to one hundred and fifty percent (150%) of the target award based upon Company’s achievement of certain revenue, profitability, and market share targets. If the performance criteria are achieved, 75% of the PSUs will vest on the date the compensation committee of the board of directors certifies achievement of the performance criteria, and the remaining 25% of the PSUs will vest on the one year anniversary of such certification date. PSUs are measured based on the fair market value of the underlying stock on the date of grant and recognized as expense over the employee’s requisite service period using graded vesting attribution method to the extent it is probable that the performance conditions will be achieved. At September 30, 2023, the awards were not probable of vesting, and, consequently, previously recognized stock-based compensation expense related to these PSU awards was reversed during three months ended September 30, 2023. In the event of a change-in-control (as defined in the employment agreement between the Company and each recipient of the performance award), the vesting conditions of the PSUs will be modified resulting in a vesting of a greater of (i) one hundred percent (100%) of the target award, or (ii) the number of shares commensurate with the Company’s market share for the trailing 12-month period ending on the date that is the end of the nearest month prior to the date of the change of control, provided that 75% of such PSUs will vest on June 30, 2024 and the remaining 25% of such PSUs will vest on June 30, 2025, subject to the recipients continuing to be service providers through each such date and accelerated if the acquirer does not assume the awards in an economically equivalent manner.

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
Note 11. Income Taxes
We recorded a provision for income taxes of $4.5 million and $14.4 million for the three and nine months ended September 30, 2023, respectively, and a benefit from income taxes of $0.2 million and $1.8 million for the three and nine months ended September 30, 2022, respectively. The effective tax rate for the three months ended September 30, 2023 and 2022 was 37.2% and 1.8% (as restated), respectively. For the nine months ended September 30, 2023 and 2022, the effective tax rate was 68.7% and 3.4% (as restated), respectively. The difference from the federal statutory rate of 21% is primarily due to the recognition of significant non-deductible stock-based compensation and other discrete adjustments.

Gross unrecognized tax benefits were $9.7 million and $8.9 million as of September 30, 2023 and December 31, 2022, respectively. The gross unrecognized tax benefits, if recognized by us, will result in a reduction of approximately $9.7 million, excluding interest and penalties, to the provision for income taxes, thereby favorably impacting our effective tax rate. Our policy is to recognize interest and penalties related to income tax matters in income tax expense. For the periods presented, interest and penalties related to income tax positions were not material to our unaudited condensed consolidated financial statements.

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
Note 12. Net Income (Loss) Per Share Attributable to Common Stockholders
The following table shows the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
		(Restated)		(Restated)
Numerator:
Net income (loss)	$7,534	$(11,981)	$6,571	$(50,477)
Net income (loss) attributable to common stockholders—basic and diluted	$7,534	$(11,981)	$6,571	$(50,477)
Denominator:
Weighted-average common stock used in computing net income (loss) per share attributable to common stockholders—basic	191,033	194,906	191,222	196,984
Effect of potentially dilutive securities
Options to purchase common stock	2,699	—	1,347	—

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
		(Restated)		(Restated)
RSUs	3,702	—	2,372	—
Employee stock purchase plan	20	—	12	—
Weighted-average common stock used in computing net income (loss) per share attributable to common stockholders—diluted	197,454	194,906	194,953	196,984
Net income (loss) per share attributable to common stockholders—basic	$0.04	$(0.06)	$0.03	$(0.26)
Net income (loss) per share attributable to common stockholders—diluted	$0.04	$(0.06)	$0.03	$(0.26)
The following table presents the number of stock options, RSUs, and PSUs excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because they are anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
		(Restated)		(Restated)
Options to purchase common stock	3,661	17,703	11,752	17,703
RSUs	2,557	8,649	5,580	8,649
Employee stock purchase plan	—	79	48	79
PSUs	1,316	—	1,316	—
Total	7,534	26,431	18,696	26,431
Note 13. Restructuring
From time to time, we initiate cost reduction activities to integrate acquired businesses, to align our workforce with strategic business activities, or to improve efficiencies in our operations. During three and nine months ended September 30, 2023, we incurred $0.1 million and $0.8 million, respectively, in severance costs related to the reduction of our U.K. headcount, which is expected to be substantially complete by December 31, 2023. Restructuring expenses include severance for the impacted employees and are included in general and administrative expenses in the accompanying unaudited condensed consolidated financial statements.
Note 14. Fair Value Measurements
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
At September 30, 2023 and December 31, 2022, our financial assets recorded at fair value on a recurring basis consist of cash equivalents and available-for-sale debt securities. At December 31, 2022, our financial liabilities recorded at fair value on a recurring basis consisted of contingent consideration from the UA Services acquisition. The cash equivalents consist of money market funds valued using quoted prices in active markets, which represents Level 1 inputs in the fair value hierarchy. The available-for-sale debt securities are valued using a Monte Carlo simulation, which include inputs that represent Level 3 inputs in the fair value hierarchy. Contingent consideration is valued using the present value and probability of the estimated future cash outflow, which include inputs that represent Level 3 inputs in the fair value hierarchy.
The carrying amounts of accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair values because of the short-term nature of these items.
The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	As of September 30, 2023
	Level 1	Level 2	Level 3
Available-for-sale debt securities	$—	$—	$1,237
Money market funds	191,393	—	—
Total assets	$191,393	$—	$1,237

	As of December 31, 2022
	Level 1	Level 2	Level 3
Available-for-sale debt securities	$—	$—	$995
Money market fund	130,215	—	—
Total assets	$130,215	$—	$995
Contingent consideration	—	—	836
Total liabilities	$—	$—	$836

Note 15. Accumulated Other Comprehensive (Loss) Income
Changes in accumulated other comprehensive (loss) income consisted of the following:

	Nine Months Ended September 30, 2023
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance at December 31, 2022	$1,358	$—	$1,358
Change during period	(631)	—	(631)
Ending balance at March 31, 2023	727	—	727
Change during period	(536)	—	(536)
Ending balance at June 30, 2023	$191	$—	$191
Change during period	980	—	980
Ending balance at September 30, 2023	$1,171	$—	$1,171
Available-for-sale debt securities:
Beginning balance at December 31, 2022	$184	$(45)	$139
Unrealized gains (losses)	—	—	—
Ending balance at March 31, 2023	184	(45)	139
Unrealized gains (losses)	—	—	—
Ending balance at June 30, 2023	$184	$(45)	$139
Unrealized gains	230	(57)	173
Ending balance at September 30, 2023	$414	$(102)	$312
Accumulated other comprehensive income:
Beginning balance at December 31, 2022	$1,542	$(45)	$1,497
Other comprehensive loss	(631)	—	(631)
Ending balance at March 31, 2023	911	(45)	866
Other comprehensive loss	(536)	—	(536)
Ending balance at June 30, 2023	$375	$(45)	$330

	Nine Months Ended September 30, 2023
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount
Other comprehensive income	1,210	(57)	1,153
Ending balance at September 30, 2023	$1,585	$(102)	$1,483

	Nine Months Ended September 30, 2022 (Restated)
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance at December 31, 2021	$(2,078)	$—	$(2,078)
Change during period	1,402	—	1,402
Ending balance at March 31, 2022	(676)	—	(676)
Change during period	2,209	—	2,209
Ending balance at June 30, 2022	$1,533	$—	$1,533
Change during period	2,644	—	2,644
Ending balance at September 30, 2022	$4,177	$—	$4,177
Available-for-sale debt securities:
Beginning balance at December 31, 2021	$331	$(48)	$283
Unrealized gains	51	(13)	38
Ending balance at March 31, 2022	382	(61)	321
Unrealized gains (losses)	—	—	—
Ending balance at June 30, 2022	$382	$(61)	$321
Unrealized gains	—	—	—
Ending balance at September 30, 2022	$382	$(61)	$321
Accumulated other comprehensive (loss) income:
Beginning balance at December 31, 2021	$(1,747)	$(48)	$(1,795)
Other comprehensive income	1,453	(13)	1,440
Ending balance at March 31, 2022	(294)	(61)	(355)
Other comprehensive income	2,209	—	2,209
Ending balance at June 30, 2022	1,915	(61)	1,854
Other comprehensive income	2,644	—	2,644
Ending balance at September 30, 2022	$4,559	$(61)	$4,498

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Part II, Item 8, “Financial Statements and Supplementary Data” included in our 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 1, 2023. In addition, the financial information for the three and nine months ended September 30, 2022 included herein has been restated as more fully described in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements based upon current plans, expectations and beliefs and that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the "Risk Factors" section of this Quarterly Report on Form 10-Q. See “Forward-Looking Statements” preceding Part I of this Quarterly Report on Form 10-Q.
Overview
LegalZoom is a leading online platform for business formation in the United States, or U.S. Driven by a mission to unleash entrepreneurship, we deliver comprehensive legal, tax, accounting and compliance products and expertise for small business owners through easy-to-use technology. From free business formations to business management solutions and professional advisory services, we support millions of small business owners and their families throughout the entrepreneurial journey. Our unique position at business inception allows us to become a trusted business advisor, supporting the evolving needs of a new business throughout its lifecycle, and we have expanded our platform to include professional expertise and other products, both legal and non-legal, to better meet the needs of small businesses. Along with formations, our services include ongoing compliance and tax advice and filings, business licenses, accounting, virtual mailbox and e-signature solutions, trademark filings, and estate plans. Additionally, we have unique insights into our customers and leverage our product as a channel to introduce small businesses to leading brands in our partner ecosystem, solving even more of their business needs. We operate across all 50 states and in over 3,000 counties in the U.S., with over two decades of experience in simplifying the legal and compliance process for our customers and empowering entrepreneurs to make their dream a reality.
Our Business Model and Growth Strategy
Our business model is to acquire customers at the time of business formation and then continue to serve their legal, compliance and tax solutions needs over the life of their businesses with our mix of transaction, subscription, and partner offerings. Transaction products include legal documents, business filings, and related services for small business owners and their families, such as business formations, annual compliance filings, intellectual property, estate planning documents, forms, and agreements. Subscription products include compliance solutions and credentialed professional subscription services, including legal and tax advisory and preparation services, as well as additional owned services such as accounting, business licenses virtual mail and e-signature. We also introduce our customers to a variety of third-party partners, giving them access to critical services they need to start and run their businesses, such as credit card and banking services, website development, productivity tools, and business insurance, among others.
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

Recent Developments and Updates
•On November 2, 2023, we announced the launch of a new business license compliance product. This new product is built on a proprietary nationwide database that matches a small business profile with the required licenses and permits at all levels of government.

•In September 2023, we announced the beta launch of Doc Assist, a document summarization product that uses generative AI to help small businesses review documents.

•On September 11, 2023, a secondary public offering of 16,100,000 shares of our common stock by a selling stockholder was completed at a price to the public of $10.00 per share before underwriting discounts and commissions. Concurrently with the completion of the secondary offering, we repurchased 4,718,755 shares of our common stock for an aggregate purchase price of approximately $45.1 million directly from the selling stockholder in a private, non-underwritten transaction at a price per share of $9.55, which was equal to the price paid by the underwriters to the selling stockholder in the secondary offering. The stock repurchase was funded from cash on hand and was part of our 2022 share repurchase program.

•On August 3, 2023, we launched LZ Books, a simple online accounting solution developed to empower “solopreneurs”, single member LLCs or sole proprietors, to effectively manage their books, secure new work, and be prepared for tax time. We believe LZ Books represents a new potential customer entry point for LegalZoom, while also integrating with, and providing an up-sell opportunity to, LZ Tax.

•We exited certain channel partnership relationships as part of our focus on profitable, customer-led growth. In the short term, we expect these exits to negatively impact business formations and, in turn, our subscription unit growth, as business formations act as an entrance point for many customers into the LegalZoom ecosystem.

•We are continuing to scale up LZ Tax and we are learning more about our tax customers in the process. As we optimize our LZ Tax offerings to better meet the needs of our target customers, we are seeing and expect to continue to see a decrease in the number of customers purchasing and retaining an LZ Tax subscription unit. While this decrease will produce a revenue headwind into 2024, we expect increased retention of our LZ Tax subscription units over the long term.
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

The below table sets forth the number of business formations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Number of business formations	137	117	468	359
We experienced a 17% and 30% increase in business formation transactions during the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022. Our business formation transactions increased during the three and nine months ended September 30, 2023 primarily due to an increase in LLC formations driven by our nationwide roll-out of free LLC formations beginning in the first quarter of 2023. The increase in business formation transactions during the three months ended September 30, 2023 was partially offset by our recent exit of certain channel partner relationships. Our business formation transactions outpaced the 12% increase in overall U.S. business formations during the three months ended September 30, 2023 compared to the three months ended in September 30, 2022 and also outpaced the 7% increase in overall U.S. business formations during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, in each case, based on a review of U.S. Census data revealing new applications for EINs.
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
The below table sets forth the number of transactions for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Number of transactions	237	226	828	718
We experienced a 5% increase in the number of transactions during the three months ended September 30, 2023 compared to the three months ended September 30, 2022, and a 15% increase during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase in the number of transactions during the three months ended September 30, 2023 resulted primarily from the increase in business formations discussed above. The increase in the number of transactions during the nine months ended September 30, 2023 resulted primarily from the increase in business formations discussed above, as well as an increase in the number of compliance-related transactions. These increases were partially offset by an 18% and 12% reduction in estate planning and other transactions during the three and nine months ended September 30, 2023, respectively.
Average order value
We define average order value for a given period as total transaction revenue divided by total number of transactions in such period. We consider average order value to be an important metric given it indicates how much customers are spending on our platform per transaction.

The below table sets forth the average order value for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
		(Restated)		(Restated)
Average order value	$242	$258	$217	$263
Average order value decreased by 6% during the three months ended September 30, 2023 compared to the three months ended September 30, 2022, and decreased by 17% during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease in average order value for the three and nine months ended September 30, 2023 was primarily driven by a 21% and 14% decrease, respectively, in average order value related to our business formations due to the nationwide rollout of free LLC formations during the first quarter of 2023.
We expect year-over-year growth in average order value to improve throughout the remainder of 2023 as we begin to lap the initial rollout of free LLC formations.
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
The below table sets forth the number of subscription units as of September 30, 2023 and 2022:

	As of September 30,
	2023	2022
	(in thousands)
Number of subscription units	1,568	1,415
We achieved 11% growth in subscription units from September 30, 2022 to September 30, 2023, primarily driven by a 12% increase in our registered agent and compliance subscription units, partially offset by a decline in our consumer and other subscription units.
On a sequential basis, the number of subscription units as of September 30, 2023 increased 1% from 1,553 thousand subscription units as of June 30, 2023.
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
The below table sets forth ARPU as of September 30, 2023 and 2022:

	As of September 30,
	2023	2022
Average revenue per subscription unit	$265	$259
ARPU as of September 30, 2023 was up 2% year-over-year driven primarily by a shift in mix of our higher priced subscription offerings. ARPU as of September 30, 2023 was up 2% sequentially compared to June 30, 2023.
Annual small business retention rate
We define annual small business retention rate as the percentage of small business subscription units active as of the last day of the quarter one year ago that were still active subscriptions 12 months later. Small business subscription units represent our subscriptions targeted at our small business customers and include subscriptions for our registered agent and compliance services, LZ Tax, our small business legal advisory plan and subscriptions acquired through our purchase of Earth Class Mail and Revvsales Inc., and exclude subscriptions from our enterprise customers, our operations in the U.K. and our consumer legal advisory plan. Annual small business retention rate includes both monthly and annual subscription units and reflects all subscription unit attrition, including as a result of actual business failures of certain of our customers. Our annual small business retention rate as of September 30, 2023 was approximately 63%.
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
Key Factors Affecting Our Performance
We believe that our future performance will depend on many factors, including the following:
•Our share of business formations. The majority of our transaction revenue is generated by providing formation services to guide our customers through the transition from being aspiring business owners to actually launching their entities. We offer entity formation services for LLCs, corporations and non-profits as well as DBA filings. In the three and nine months ended September 30, 2023 and 2022, business formations represented the largest share of our total transaction orders. In addition, business formations act as an entrance point for many customers to the LegalZoom ecosystem, where they then often purchase additional products and services. Our business depends on the continuation of new business formations in the U.S., which may be seasonal in nature and dependent on macroeconomic factors, and even more so, on our ability to increase our share of these formations. Further, as we continue to invest in fulfillment automation technologies and become more efficient in fulfilling business formation orders, the timing of our revenue recognition in future periods may vary from historical seasonality and other trends.
•Platform leadership. We have invested and expect to continue to invest significantly in our user experience, which we believe is critical to attracting and converting customers and improving retention. These investments consist mainly of creating educational content, improving our website and application user interface, and creating and offering additional products and services, including the growing use of experts in the customer journey. Further, the performance of our products is important to attracting new customers to our platform, maintaining a healthy subscriber base and retaining our customers.
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
•Investment in marketing. We have invested, and expect that we will continue to invest, in the promotion of our services through our various customer acquisition channels, including performance marketing, search engine optimization, television, digital video, social and our inside sales team. We frequently evaluate how we price, market, and sell transaction products in order to optimize our subscription business.
•Investment in tax offerings. Tax services represent a natural adjacency in our mission to make legal and compliance services accessible to small businesses. Based on customer surveys, we estimate that approximately 92% of small business owners did not consult a tax professional at the time of their entity formation. To address this customer need, we have invested in our tax advisory offering, and we anticipate incurring additional costs related to LZ Tax as we continue to scale these tax offerings. We believe that our tax offerings represent an attractive opportunity for incremental revenue growth.
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
•Macroeconomic factors. Fluctuations in general macroeconomic, political, regulatory and market conditions, such as recessionary fears, the current inflationary environment and rising interest rates can adversely impact consumer spending patterns, the success of existing small businesses and the formation of new small businesses. While overall U.S. business formations increased in the three and nine months ended September 30, 2023 compared to the same period in 2022 based on a review of U.S. Census data, we believe that future negative or decelerating impacts from sustained inflation, higher interest rates or other macroeconomic fluctuations remain uncertain.
Key Components of our Results of Operations
Revenue
We generate revenue from the sources identified below.
Transaction revenue. Transaction revenue is primarily generated from our customized legal document services upon fulfillment of these services. Transaction revenue includes filing fees and is net of cancellations, promotional discounts, sales allowances and credit reserves.
Subscription revenue. Subscription revenue is generated primarily from subscriptions to our registered agent, compliance packages, attorney advice, legal forms, tax, virtual mail and e-signature services and software-as-a-service, or SaaS, accounting solution subscriptions and SaaS subscriptions in the U.K. We generally recognize revenue from our subscriptions ratably over the subscription term. Subscription terms generally range from thirty days to one year. Subscription revenue includes the transaction price allocated to bundled free trials for our subscription services and is net of promotional discounts, cancellations, sales allowances and credit reserves and payments to third-party service providers such as legal plan law firms.
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
Partner revenue. Partner revenue consists primarily of one-time or recurring fees earned from third-party providers from leads generated to such providers through our online legal platform. Revenue is recognized when the related performance-based criteria have been met. We assess whether performance criteria have been met on a cost-per-click or cost-per-action basis. In the near term, we expect a decrease in partner revenue as we transition away from certain channel partners that do not align with our new strategic direction and focus more on long-term opportunities to have strategic partnerships that build on recurring revenue models.
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
Sales and marketing
Sales and marketing expenses consist of customer acquisition media costs; compensation and related benefits, including stock-based compensation for marketing and sales personnel; media production; public relations and other promotional activities; general business development activities; an allocation of depreciation and amortization and allocated overhead. Customer acquisition media costs consist primarily of search engine marketing and television costs. Marketing and advertising costs to promote our services are expensed in the period incurred. Media production costs are expensed the first time the advertisement is aired.
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
Excluding stock-based compensation, we expect our general and administrative expenses to increase in absolute dollars for the foreseeable future due to additional costs associated with accounting, compliance, insurance and investor relations. We will continue to incur stock-based compensation expense through fiscal 2024 as a result of certain modifications to equity awards that occurred in connection with our initial public offering, or IPO; however, we expect our general and administrative expenses to decrease as a percentage of our revenue over the longer term. Our general and administrative expenses may fluctuate as a percentage of our revenue from period-to-period due to seasonality and the timing and extent of these expenses.
Interest income (expense), net
Interest income (expense), net, consists primarily of interest income generated from our investment in money market funds offset by amortization of debt issuance costs related to our Amended and Restated Credit and Guaranty Agreement, or 2021 Revolving Facility.
We expect interest expense to remain insignificant in the near term, as we have no outstanding indebtedness. However, we would incur interest expense in the longer term should we draw down on our 2021 Revolving Facility or incur other indebtedness.
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

Results of Operations
The following table sets forth our consolidated statement of operations data for each of the periods indicated. The period-to-period comparison of financial results should not be considered as a prediction or indicative of our future results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
		(Restated)		(Restated)
	(in thousands)
Revenue	$167,274	$155,277	$502,064	$473,353
Cost of revenue(1)(2)	59,213	50,314	183,356	163,647
Gross profit	108,061	104,963	318,708	309,706
Operating expenses:
Sales and marketing(1)(2)	51,071	67,369	164,746	215,964
Technology and development(1)(2)	21,491	17,457	61,074	51,613
General and administrative(1)(2)	25,243	30,103	78,683	88,560
Impairment of long-lived and other assets	—	237	—	237
Total operating expenses	97,805	115,166	304,503	356,374
Income (loss) from operations	10,256	(10,203)	14,205	(46,668)
Interest income, net	2,623	535	6,357	511
Other (expense) income, net	(882)	(2,536)	436	(6,102)
Income (loss) before income taxes	11,997	(12,204)	20,998	(52,259)
Provision for (benefit from) income taxes	4,463	(223)	14,427	(1,782)
Net income (loss)	$7,534	$(11,981)	$6,571	$(50,477)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
		(Restated)		(Restated)
	(in thousands)
Cost of revenue	$1,115	$597	$3,094	$2,205
Sales and marketing	1,623	2,972	4,602	9,633
Technology and development	4,706	3,857	13,901	12,303
General and administrative	8,138	12,352	29,408	40,349
Total stock-based compensation expense	$15,582	$19,778	$51,005	$64,490
Stock-based compensation expense decreased significantly for the three and nine months ended September 30, 2023 compared to the same periods of 2022 due to the modification of certain equity awards in connection with our IPO. Refer to Note 10 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

(2)Includes depreciation and amortization expense for our property and equipment, including capitalized internal-use software and intangible assets as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
		(Restated)		(Restated)
	(in thousands)
Cost of revenue	$3,307	$1,966	$8,940	$6,220
Sales and marketing	1,400	1,754	4,011	5,508
Technology and development	1,168	694	2,867	2,112
General and administrative	780	840	2,243	2,347
Total depreciation and amortization expense	$6,655	$5,254	$18,061	$16,187
Comparison of the Three Months Ended September 30, 2023 and 2022
Revenue

	Three Months Ended September 30,
	2023	2022	$ change	% change
		(Restated)
	(in thousands, except percentages)
Revenue by type
Transaction	$57,351	$58,411	$(1,060)	(2)%
Subscription	104,457	91,397	13,060	14%
Partner	5,466	5,469	(3)	—%
Total revenue	$167,274	$155,277	$11,997	8%
The increase in total revenue was primarily driven by an increase in subscription revenue. Subscription revenue was 62% and 59% of total revenue for the three months ended September 30, 2023 and 2022, respectively, and transaction revenue was 34% and 38% of total revenue for the three months ended September 30, 2023 and 2022, respectively.
Transaction revenue for the three months ended September 30, 2023 decreased due to a 6% decrease in average order value compared to the three months ended September 30, 2022, partially offset by a 5% increase in transaction units over the same period. The decrease in average order value for the three months ended September 30, 2023 was driven primarily by a 21% decrease in average order value related to the nationwide rollout of free LLC formations during the first quarter of 2023. The overall increase in transaction units during the three months ended September 30, 2023 was due to a 17% increase in business formations due primarily to the nationwide rollout of free LLC formations. This increase was partially offset by an 18% reduction in estate planning and other consumer transactions.
Subscription revenue for the three months ended September 30, 2023 increased primarily due to an 11% increase in the number of subscription units and a 2% improvement in ARPU compared to the three months ended September 30, 2022. The increase in subscription units was driven primarily by a 12% increase in our registered agent and compliance subscription units, partially offset by a decline in our consumer and other subscription units compared to the three months ended September 30, 2022. ARPU increased 2% compared to September 30, 2022 driven primarily by a shift in mix of our higher priced subscription offerings.
Partner revenue for the three months ended September 30, 2023 was flat compared to the prior year period.

Cost of revenue

	Three Months Ended September 30,
	2023	2022	$ change	% change
		(Restated)
	(in thousands, except percentages)
Cost of revenue	$59,213	$50,314	$8,899	18%
Cost of revenue for the three months ended September 30, 2023 increased by $8.9 million mainly due to a $7.0 million increase in filing fees. The increase in filing fees was primarily driven by the increase in business formations during the three months ended September 30, 2023.
Gross profit

	Three Months Ended September 30,
	2023	2022	$ change	% change
		(Restated)
	(in thousands, except percentages)
Gross profit	$108,061	$104,963	$3,098	3%
The increase in gross profit was driven by a $12.0 million increase in revenue offset by a $8.9 million increase in cost of revenue.
Sales and marketing

	Three Months Ended September 30,
	2023	2022	$ change	% change
		(Restated)
	(in thousands, except percentages)
Sales and marketing	$51,071	$67,369	$(16,298)	(24%)
Sales and marketing expenses for the three months ended September 30, 2023 decreased primarily due to a $9.3 million reduction in customer acquisition marketing spend and a $5.8 million reduction in payroll and related benefits. Customer acquisition marketing spend was $35.4 million and $44.8 million for the three months ended September 30, 2023 and 2022, respectively, as we reduced our marketing spend in response to the uncertain macroeconomic environment.
Technology and development

	Three Months Ended September 30,
	2023	2022	$ change	% change
		(Restated)
	(in thousands, except percentages)
Technology and development	$21,491	$17,457	$4,034	23%
Technology and development expenses for the three months ended September 30, 2023 increased primarily due to an increase in payroll and related benefits largely due to increased technology and development headcount.

General and administrative

	Three Months Ended September 30,
	2023	2022	$ change	% change
		(Restated)
	(in thousands, except percentages)
General and administrative	$25,243	$30,103	$(4,860)	(16%)
General and administrative expenses for the three months ended September 30, 2023 decreased primarily due to a $4.2 million decrease in stock-based compensation.
Interest income, net

	Three Months Ended September 30,
	2023	2022	$ change	% change
		(Restated)
	(in thousands, except percentages)
Interest income, net	$2,623	$535	$2,088	390%
The change in interest income net, was primarily due to dividend income generated from our money market investments during the three months ended September 30, 2023.
Other (expense) income, net

	Three Months Ended September 30,
	2023	2022	$ change	% change
		(Restated)
	(in thousands, except percentages)
Other (expense) income, net	$(882)	$(2,536)	$1,654	(65%)
The change in other (expense) income, net, between 2023 and 2022 was primarily due to changes in foreign currency movements related to our intercompany loans which were denominated in British Pound Sterling, or GBP.
Provision for (benefit from) income taxes

	Three Months Ended September 30,
	2023	2022	$ change	% change
		(Restated)
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$4,463	$(223)	$4,686	n/m
Effective tax rate	37.2%	1.8%
The provision for income taxes for the three months ended September 30, 2023 resulted from a $4.7 million unfavorable change as compared to the three months ended September 30, 2022. The change was primarily due to pre-tax book income and non-deductible stock-based compensation for the three months ended September 30, 2023 compared to a pre-tax loss for the three months ended September 30, 2022.

Comparison of the Nine Months Ended September 30, 2023 and 2022
Revenue

	Nine Months Ended September 30,
	2023	2022	$ change	% change
		(Restated)
	(in thousands, except percentages)
Revenue by type
Transaction	$180,084	$189,027	$(8,943)	(5%)
Subscription	303,967	267,069	36,898	14%
Partner	18,013	17,257	756	4%
Total revenue	$502,064	$473,353	$28,711	6%
The increase in total revenue was primarily driven by an increase in subscription revenue. Subscription revenue was 61% and 56% of total revenue for the nine months ended September 30, 2023 and 2022, respectively, and transaction revenue was 36% and 40% of total revenue for the nine months ended September 30, 2023 and 2022, respectively.
Transaction revenue for the nine months ended September 30, 2023 decreased due to a 17% decrease in average order value compared to the nine months ended September 30, 2022, partially offset by a 15% increase in the number of transaction units over the same period. The decrease in average order value for the nine months ended September 30, 2023 was driven primarily by a 14% decrease in average order value related to our business formations due to the nationwide rollout of free LLC formations during the first quarter of 2023. The overall increase in transaction units during the nine months ended September 30, 2023 was due to a 30% increase in business formations due primarily to the nationwide rollout of free LLC formations. This increase was partially offset by a 12% reduction in estate planning and other consumer transactions.
Subscription revenue for the nine months ended September 30, 2023 increased primarily due to a 11% increase in the number of subscription units as of September 30, 2023 compared to September 30, 2022 and a 2% increase in ARPU compared to September 30, 2022. The increase in subscription units was driven primarily by a 12% increase in our registered agent and compliance subscription units, partially offset by a decline in our consumer and other subscription units compared to the nine months ended September 30, 2022. ARPU increased 2% compared to September 30, 2022 driven primarily by a shift in the mix of our higher priced subscription offerings.
Partner revenue for the nine months ended September 30, 2023 increased as a result of higher business formation volumes during the period.
Cost of revenue

	Nine Months Ended September 30,
	2023	2022	$ change	% change
		(Restated)
	(in thousands, except percentages)
Cost of revenue	$183,356	$163,647	$19,709	12%
Cost of revenue for the nine months ended September 30, 2023 increased by $19.7 million mainly due to a $10.9 million increase in filing fees, a $3.8 million increase in third-party staffing fees, and a $2.7 million increase in depreciation and amortization expense. The increase in filing fees was primarily driven by the increase in business formations during the nine months ended September 30, 2023 compared to the same period in 2022.

Gross profit

	Nine Months Ended September 30,
	2023	2022	$ change	% change
		(Restated)
	(in thousands, except percentages)
Gross profit	$318,708	$309,706	$9,002	3%
The increase in gross profit was driven by a $28.7 million increase in revenue partially offset by a $19.7 million increase in cost of revenue.
Sales and marketing

	Nine Months Ended September 30,
	2023	2022	$ change	% change
		(Restated)
	(in thousands, except percentages)
Sales and marketing	$164,746	$215,964	$(51,218)	(24%)
Sales and marketing expenses for the nine months ended September 30, 2023 decreased primarily due to a $30.5 million reduction in customer acquisition marketing spend, a $12.5 million reduction in payroll and related benefits, a $6.4 million reduction in media production spend, a $5.0 million reduction in stock-based compensation expense, and a $1.5 million reduction in depreciation and amortization expense, partially offset by a $6.9 million increase in consulting fees. The decrease in stock-based compensation expense and payroll and related benefits was largely due to decreased sales and marketing headcount. Customer acquisition marketing spend was $112.2 million and $142.7 million for the nine months ended September 30, 2023 and 2022, respectively, as we reduced our marketing spend in response to the uncertain macroeconomic environment.
Technology and development

	Nine Months Ended September 30,
	2023	2022	$ change	% change
		(Restated)
	(in thousands, except percentages)
Technology and development	$61,074	$51,613	$9,461	18%
Technology and development expenses for the nine months ended September 30, 2023 increased primarily due to an increase in payroll and related benefits largely due to increased technology and development headcount.
General and administrative

	Nine Months Ended September 30,
	2023	2022	$ change	% change
		(Restated)
	(in thousands, except percentages)
General and administrative	$78,683	$88,560	$(9,877)	(11%)
General and administrative expenses for the nine months ended September 30, 2023 decreased primarily due to a $10.9 million decrease in stock-based compensation, mainly in connection with award modifications from our IPO in July 2021.

Interest income, net

	Nine Months Ended September 30,
	2023	2022	$ change	% change
		(Restated)
	(in thousands, except percentages)
Interest income, net	$6,357	$511	$5,846	n/m
The change in interest income, net, was primarily due to dividend income generated from our money market investments during the nine months ended September 30, 2023.
Other (expense) income, net

	Nine Months Ended September 30,
	2023	2022	$ change	% change
		(Restated)
	(in thousands, except percentages)
Other (expense) income, net	$436	$(6,102)	$6,538	(107%)
The change in other (expense) income, net, between 2023 and 2022 was primarily due to changes in foreign currency movements related to our intercompany loans which were denominated in GBP.
Provision for (benefit from) income taxes

	Nine Months Ended September 30,
	2023	2022	$ change	% change
		(Restated)
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$14,427	$(1,782)	$16,209	(910%)
Effective tax rate	68.7%	3.4%
The provision for income taxes for the nine months ended September 30, 2023 resulted from an $16.2 million unfavorable change as compared to the nine months ended September 30, 2022. The change was primarily due to pre-tax book income and non-deductible stock-based compensation for the nine months ended September 30, 2023 compared to a pre-tax loss for the nine months ended September 30, 2022.
Liquidity and Capital Resources
Overview
We fund our operations and capital expenditures from cash flows from operating activities. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes. At September 30, 2023, our principal sources of liquidity were cash and cash equivalents of $212.1 million, which consisted of cash on deposit with banks and money market funds, of which approximately $1.8 million related to our foreign subsidiaries. Our cash and cash equivalents increased by $23.1 million from December 31, 2022 to September 30, 2023, primarily as a result of cash provided by operating activities, partially offset by purchases of property and equipment and stock repurchases during the period.
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
At September 30, 2023, there were no funds available for repurchases under our 2022 stock repurchase program. However, in October 2023, our board of directors approved a new stock repurchase program, pursuant to which our management is authorized to repurchase up to $100.0 million of shares of our common stock from time to time. For additional information regarding our stock repurchase program, refer to Note 9 to our unaudited condensed consolidated financial statements.
Borrowings
2021 Revolving Facility
On July 2, 2021, we entered into our 2021 Revolving Facility with JPMorgan Chase Bank, N.A., as the administrative agent. The 2021 Revolving Facility, as amended, provides for the issuance of up to $20.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, in an amount of up to $10.0 million. As of September 30, 2023, we had no borrowings outstanding and $150.0 million available for use under our 2021 Revolving Facility.
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
We are required to pay a commitment fee in respect of unutilized commitments under the 2021 Revolving Facility. The commitment fee is, initially, 0.35% per annum. The commitment fee is subject to a reduction of 0.10% if the total net first lien leverage ratio does not exceed 3.50 to 1.00. We are also required to pay customary letter of credit fees and agency fees. As of September 30, 2023, the interest rate applicable to the 2021 Revolving Facility was subject to a 1.0% floor and was at a rate equal to the greatest of: (i) the administrative agent’s prime rate; (ii) the federal funds effective rate plus 1/2 of 1.0%; and (iii) the secured overnight financing rate, or SOFR, plus a 0.10% credit spread adjustment to the SOFR benchmark, or Adjusted Term SOFR, plus 1.0%; provided that if the Adjusted Term SOFR is less than zero, the Adjusted Term SOFR shall be deemed to be zero. The interest rate margins under the 2021 Revolving Facility are subject to a reduction of 0.25% and a further reduction of 0.25% if the total net first lien leverage ratio does not exceed 3.50 to 1.00 and 2.50 to 1.00, respectively.
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

Cash flows
The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
		(Restated)
	(in thousands)
Net cash provided by operating activities	$101,814	$52,015
Net cash used in investing activities	(23,182)	(18,666)
Net cash used in financing activities	(55,563)	(60,695)
Effect of exchange rate changes on cash and cash equivalents	(4)	(139)
Net increase (decrease) in cash and cash equivalents	$23,065	$(27,485)
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
In the nine months ended September 30, 2023, cash provided by operating activities was $101.8 million resulting from net income of $6.6 million, adjusted for stock-based compensation and other non-cash expenses of $81.0 million and net cash flows provided by changes in operating assets and liabilities of $14.2 million. The $14.2 million of net cash flows provided from changes in our operating assets and liabilities included a $12.3 million increase in deferred revenue largely due to growth of our subscription units, which are predominantly billed in advance of our revenue recognition, a $6.0 million increase in accounts payable, partially offset by a $0.9 million increase in accounts receivable and a $2.7 million reduction in accrued expenses and operating lease liability and other liabilities due to the timing of our payments.
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
In the nine months ended September 30, 2023, net cash used in investing activities was $23.2 million resulting primarily from purchases of property and equipment, including capitalization of internal-use software.
Net cash used in financing activities
Our primary uses of cash in financing activities are for repurchases of common stock and settlements of stock options and RSUs. Net cash provided by financing activities is primarily impacted by exercises of stock options by our employees and issuance of common stock.
In the nine months ended September 30, 2023, net cash used in financing activities was $55.6 million, resulting from $54.9 million in repurchases of our common stock under our stock repurchase program and a $6.4 million settlement of minimum statutory tax withholding upon vesting of RSUs, partially offset by $5.7 million of proceeds from the issuance of stock under our employee stock plans.
Material Cash Requirements
We believe our current cash and cash equivalents, as well as cash expected to be generated by future operating activities, will be sufficient to meet our material cash requirements for the next twelve months. Our material cash requirements include the below contractual and other obligations:

Commitments
We have non-cancelable agreements with various vendors, which require us to pay $46.0 million over a 5-year period, of which $35.0 million remains to be paid as of September 30, 2023.
Lease Obligations
At September 30, 2023, we had various non-cancelable operating leases for office space and equipment, which expire between January 2024 and November 2029. As of September 30, 2023, we had total minimum operating lease maturities of $10.8 million, $0.7 million of which mature within three months. See Note 9 of our consolidated financial statements included in our 2022 Annual Report on Form 10-K for additional information regarding our future operating lease payments.
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
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net income (loss) adjusted to exclude interest income (expense), net, provision for (benefit from) income taxes, depreciation and amortization, other expense (income), net, stock-based compensation, impairment of goodwill, long-lived and other assets, restructuring expenses, legal expenses, transaction-related expenses and certain other non-recurring income and expenses from time to time. Our Adjusted EBITDA financial measure differs from GAAP in that it excludes certain items of income and expense. We define Adjusted EBITDA margin as Adjusted EBITDA as a percentage of revenue. We define net income (loss) margin as net income (loss) as a percentage of revenue based on our unaudited condensed consolidated financial statements.
Adjusted EBITDA is one of the primary performance measures used by our management and our board of directors to understand and evaluate our financial performance and operating trends, including period-to-period comparisons, prepare and approve our annual budget, develop short and long-term operational plans and determine appropriate compensation plans for our employees. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations in the same manner as our management team and board of directors. In assessing our performance, we exclude certain expenses that we believe are not comparable period over period or that we believe are not indicative of our underlying operating performance. Adjusted EBITDA should not be considered in isolation of, or as an alternative to, measures prepared and presented in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA rather than net income (loss), which is the nearest GAAP equivalent of Adjusted EBITDA. Some of these limitations include that the non-GAAP financial measure:
•may be calculated differently by other companies in our industry, limiting its usefulness as a comparative measure;
•does not reflect our capital expenditures, future requirements for capital expenditures or contractual commitments;
•excludes depreciation and amortization and, although these are non-cash expenses, the assets being depreciated may be replaced in the future;
•does not reflect changes in, or cash requirements for, our working capital needs;
•excludes stock-based compensation expense, which has been, and will continue to be, a significant recurring expense for our business and an important part of our compensation strategy; and
•does not reflect certain other expenses that we do not consider representative of our underlying operating performance, but that reduce cash available to us.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
		(Restated)		(Restated)
	(in thousands, except percentages)
Reconciliation of net income (loss) to Adjusted EBITDA
Net income (loss)	$7,534	$(11,981)	$6,571	$(50,477)
Interest income, net	(2,623)	(535)	(6,357)	(511)
Provision for (benefit from) income taxes	4,463	(223)	14,427	(1,782)
Depreciation and amortization	6,655	5,254	18,061	16,187
Other expense (income), net	882	2,536	(436)	6,102
Stock-based compensation	15,582	19,778	51,005	64,490
Impairment of long-lived and other assets	—	237	—	237
Transaction-related expenses	—	636	—	758
Restructuring costs(1)	68	804	803	1,795
Legal expenses	—	—	—	40
Certain other non-recurring expenses(2)	1,179	400	1,179	400
Adjusted EBITDA	$33,740	$16,906	$85,253	$37,239
Net income (loss) margin	5%	(8%)	1%	(11%)
Adjusted EBITDA margin	20%	11%	17%	8%
(1)     For 2023, restructuring expenses related to the reduction of our U.K. headcount, which is expected to be substantially complete by December 31, 2023. For 2022, restructuring expenses related to a phased severance event to reduce the U.S. headcount in June and August 2022. Restructuring expenses include salary and benefits for the impacted employees and are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.
(2)     For 2023, certain other non-recurring expenses included costs incurred by the Company in conjunction with the secondary offering of 16,100,000 shares of our common stock by a selling stockholder during the three months ended September 30, 2023. For 2022, certain other non-recurring expenses included costs related to the departure of a member of management.

Adjusted EBITDA increased from $16.9 million for the three months ended September 30, 2022 to $33.7 million for the three months ended September 30, 2023. The increase of $16.8 million resulted primarily from an increase in revenue of $12.0 million and a reduction in operating expenses, excluding non-cash and non-recurring items, of $13.8 million, partially offset by an increase in cost of revenue of $8.9 million.
Adjusted EBITDA increased from $37.2 million for the nine months ended September 30, 2022 to $85.3 million for the nine months ended September 30, 2023. The increase of $48.0 million resulted primarily from an increase in revenue of $28.7 million and a reduction in operating expenses, excluding non-cash and non-recurring items, of $39.0 million, partially offset by an increase in cost of revenue of $19.7 million.
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

The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable GAAP measure, to free cash flow:

	Nine Months Ended September 30,
	2023	2022
		(Restated)
	(in thousands)
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow
Net cash provided by operating activities	$101,814	$52,015
Purchase of property and equipment	(23,220)	(16,441)
Free cash flow	$78,594	$35,574
We experienced an increase in our free cash flow from $35.6 million for the nine months ended September 30, 2022 to $78.6 million for the nine months ended September 30, 2023, primarily due to a $49.8 million increase in net cash provided by operating activities. The increase in net cash provided by operating activities resulted from a $52.3 million increase in net income after adjusting for stock-based compensation and other non-cash items, partially offset by a $2.5 million unfavorable change in our operating assets and liabilities. Free cash flow was also impacted by higher capital expenditures for the purchase of property and equipment, including capitalization of internal-use software.
Critical Accounting Estimates
During the three and nine months ended September 30, 2023, there were no significant changes to our critical accounting estimates compared with those disclosed described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2022 Annual Report on Form 10-K.
Recent Accounting Pronouncements
Refer to Note 3 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further information on certain accounting standards adopted in the period ended September 30, 2023 and recent accounting announcements that have not yet been required to be implemented and may be applicable to our future operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have operations both within the U.S. and, to a lesser extent, in the U.K., and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate fluctuations and foreign currency exchange risks, and to a lesser extent, inflation risk.
Interest rate fluctuation risk
At September 30, 2023 and December 31, 2022, we had cash and cash equivalents of $212.1 million and $189.1 million, respectively, which consisted of cash on deposit with banks and short-term highly-liquid money market funds. Interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We had no outstanding debt subject to interest rate risk as of September 30, 2023 and December 31, 2022 and, as a result, we do not expect to be exposed to fluctuations in interest rates for the foreseeable future. However, we would be subject to fluctuation in interest rates if we draw down under our 2021 Revolving Facility, including issuance of any letters of credit.
Foreign currency exchange risk
We have foreign currency risks related to our revenue and expenses denominated in currencies other than our functional currency, the U.S. Dollar, principally GBP. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net (loss) income as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany loans that are denominated in currencies other than the U.S. Dollar. We recognized foreign currency gains of $0.2 million during the nine months ended September 30, 2023. A 10% adverse change in foreign exchange rates on foreign-denominated accounts for the nine months ended September 30, 2023, including intercompany balances, would have resulted in a $0.3 million foreign currency loss for the nine months ended September 30, 2023. In the event our non-U.S. Dollar-denominated sales and expenses increase, our results of operations may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities could have on our results of operations.
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
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, because of the material weaknesses in our internal control over financial reporting described below, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level.
Material weaknesses
We have identified material weaknesses in our internal control over financial reporting, and these material weaknesses continued to exist as of September 30, 2023. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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
•We designed and implemented controls to address the identification, accounting for, and review of non-routine, unusual or complex and initial applications of complex accounting standards, including the continued engagement of external consultants to provide support and to assist us in our evaluation of such transactions; and
•We have designed and implemented and continue to design and implement the relevant controls to enable effective and timely review of the income tax provision and certain account analyses and account reconciliations, including the identification of relevant supporting documentation, assessment of the reliability of reports and spreadsheets used, and retention of sufficient detailed evidence of review procedures performed.
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
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Relating to Our Business and Industry
Our recent growth may not be indicative of our future growth and, if we continue to grow, we may not be able to manage our growth effectively
We have experienced growth in operations and headcount, which has placed, and will continue to place, significant demands on our management team and our administrative, operational and financial infrastructure. We have also significantly increased the size of our customer base over the last several years. Our success will depend in part on our ability to manage this growth effectively. To manage the growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. As we grow, we must also effectively integrate, develop and motivate our employees, and maintain the beneficial aspects of our corporate culture. Failure to effectively manage our growth could result in declines in service quality or customer satisfaction, increased costs, difficulties or delays in introducing new products or services or other operational difficulties. Any of these difficulties could adversely impact our brand and reputation, business, results of operations, financial condition or future prospects.
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
Our business primarily depends on business formations
Our success significantly depends on business formations. The majority of our transaction revenue is generated by providing business formation services to guide our customers through the transition from being aspiring business owners to launching their entities. In 2022 and the first nine months of 2023, business formations represented the largest share of our total transaction orders. The number of business formations on our platform is subject to unpredictable declines or fluctuations as a result of a number of factors, many of which are out of our control, including an overall decline in the number of U.S. business formations, an economic slowing or downturn, a public health pandemic or epidemic, increased competition, compliance or operating costs (including wage and benefit pressures), regulatory obstacles, changes in law (including changes in tax laws and regulations), changes in the business environment from inflation, interest rates, government assistance or other factors, and dissatisfaction with our services. Declines in the overall number of business formations or the number of business formations on our platform have adversely affected, and may in the future adversely affect, our business, results of operations, financial condition or future prospects. To the extent the growth rate of new business formations declines, these impacts can be expected to intensify.
Our business depends substantially on converting our transactional customers to subscribers and our subscribers renewing their subscriptions with us and expanding their use of our platform
For the past few years, a significant amount of our revenue has been derived from our subscriptions for small businesses and individuals. In 2022 and the first nine months of 2023, approximately 58% and 61%, respectively, of our revenue came from subscriptions. Subscriptions have primarily originated from transactional customers who opted to become subscribers. For us to maintain or improve our operating results, it is important that we convert transactional customers into subscribers, we retain our existing subscribers and that our subscribers renew their subscriptions with us when the existing subscription term expires. However, subscriptions may be terminated at any time, and the willingness of transactional customers to subscribe is impacted by numerous factors, including cost, the helpfulness of our services over time, and our ability to continue to evolve with the growing business needs of our subscribers. As a result, we cannot accurately predict subscription renewal rates, whether a sufficient number of our existing or new customers will subscribe to our registered agent services, legal plans or other subscription services, or whether they will continue to subscribe at the same rate as they have historically. The rate at which we retain our subscribers may decline or fluctuate as a result of a number of factors, including subscribers’ satisfaction or dissatisfaction with our platform, the effectiveness of our customer support services, the quality and perceived quality of the services provided by our tax professionals and the independent attorneys who participate in our legal plan network, our pricing and the pricing of competing products or services, the lifecycle of our customers’ businesses and their evolving needs, and the effects of global economic conditions, regulatory changes and reductions in subscribers’ discretionary income and spending levels. If we are unable to continue to convert our transactional customers to subscribers, retain our existing subscribers or our existing subscribers do not expand the use of our platform, our business, results of operations, financial condition and future prospects would be adversely affected. If the growth of our subscription business falls below the expectations of the public market, securities analysts or investors, the price of our common stock could also be harmed.
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
•the level of demand for our services;
•our ability to attract new customers and retain existing customers, including the rate of renewal of subscriptions by, and extent of sales of additional subscriptions to, existing customers;
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
•the application of new or changing financial accounting standards or practices;
•our ability to increase, retain and incentivize the strategic partners that market and sell our platform;
•our ability to control costs, including our operating expenses;
•changes in governmental or other regulations affecting our business;
•changes to government agency practices, staffing and their websites, including due to any federal government shutdown, which may cause delay or disruptions in our business, including the processing of business formations or Employer Identification Numbers, or EINs;
•adverse global macroeconomic and market conditions, including economic conditions specifically affecting industries in which our customers operate; and
•general geopolitical events and conditions, both domestically and internationally (such as the conflicts in Ukraine and Israel).
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
We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to maintain profitability
Since inception, we have incurred an accumulated deficit and may incur net losses in the foreseeable future. At September 30, 2023, we had an accumulated deficit of $940.6 million.
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
If we fail to provide high-quality products and services, customer care and customer experience and add new products and services that meet our customers’ expectations, we may not be able to attract and retain customers
In order to increase revenue and maintain profitability, we must attract new customers and retain existing customers. The rate at which new and existing customers purchase and renew subscriptions to our services depends on a number of factors, many of which are outside of our control. The quality and value of our services, customer care and customer experience, as well as the quality and accuracy of the services provided by our accountants and the independent attorneys who participate in our and our partner’s networks, are critical to our ability to attract and retain customers.
We intend to continue to add new services and enhance our existing product and services, which will require us to devote significant resources before we know whether such products or services will be successful. For instance, in August 2023 we launched LZ Books, a simple online accounting solution, and in November 2023 we launched a new business license compliance product. The success of any new products or services or enhancements to existing products or services depends on several factors, including timely completion, competitive pricing, adequate quality testing, introduction, integration with existing products and services, and market acceptance. We have in the past invested resources and introduced new products and services that have failed to produce the customer interest that we expected. We may fail to attract new customers or lose existing customers if current or future development efforts or services fail to meet customer expectations on a timely basis if at all. In addition, larger enterprises may demand more support services and features, which puts additional pressure on us to satisfy the increased support required for these customers. If we are unable to continue offering innovative solutions or if new or enhanced solutions, including LZ Tax or LZ Books, fail to engage our customers, we may be unable to attract additional customers or retain our current customers, which may adversely affect our business, results of operations, financial condition or future prospects.
If we do not continue to innovate and provide a platform that is useful to our customers, we may not remain competitive, and our results of operations could suffer
Our success depends on continued innovation to provide features that make our platform useful for existing and prospective customers. We have invested and intend to continue to invest resources in technology and development in order to continue improving the simplicity and effectiveness of our platform. In addition, we have introduced and intend to continue to introduce significant changes to our platform and to our product offerings, including the offering of free or even lower cost products. We have also developed and introduced new and unproven services, including using technologies with which we have little or no prior development or operating experience, such as generative artificial intelligence, or AI. There is no assurance that our past or future investments in any of the foregoing changes, developments or new product introductions will provide us with the benefits we expect.

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
In addition, because our platform is available over the internet or on mobile networks, we need to regularly modify and enhance our platform to keep pace with changes in internet-related hardware, software, communications and database technologies and standards. If we are unable to respond in a timely and cost-effective manner to these rapid technological developments and changes in standards, our platform may become less marketable, less competitive or obsolete, and our business, results of operations, financial condition and future prospects would be harmed. If new technologies emerge that are able to deliver competitive services at lower prices, more efficiently, more conveniently or more securely than LegalZoom, such technologies could adversely impact our ability to compete. Our platform must also integrate with a variety of network, hardware, mobile, and software platforms and technologies, and we need to frequently modify and enhance our services to adapt to changes and innovation in these technologies. Any failure of our platform to operate effectively with current or future infrastructure platforms and technologies could reduce the demand for our platform. If we are unable to respond to these changes in a cost-effective manner, our platform may become less marketable, less competitive or obsolete, and our business, results of operations, financial condition and future prospects may be adversely affected.
The legal solutions market is highly competitive
We operate in a very competitive industry. We face intense competition from law firms and solo attorneys, online legal document services, legal plans, secretaries of state, tax preparation companies and other service providers. The online legal solutions market is evolving rapidly and is becoming increasingly competitive, and new market entrants that provide technologies that improve the delivery of legal solutions, such as generative AI and machine learning, could also increase the level of competition in the market. Other companies that focus on the online legal document services market or business formations and law firms that may elect to pursue the online legal document services market, can and do directly compete with us. Law firms and solo attorneys, who provide in-person consultations and are able to provide direct legal advice that we generally cannot offer due to laws and regulations regarding the unauthorized practice of law, or UPL, compete with us offline and have developed and may continue to develop competing online legal services. We compete in the registered agent services business with several companies that target small businesses, and these competitors have extensive experience in this market. In addition, if U.S. state or federal agencies increase their offerings to our target customers, including through free and easy-to-use business formation services or other document filing portals, it could have a significant adverse effect on our business, financial condition or results of operations. For example, certain U.S. states offer online portals where consumers may file their articles of organization for free, other than filing fees. We also compete in the tax advisory and preparation services business with several companies, many of which are larger and more experienced. To the extent we are unable to compete, our business, results of operations, financial condition or future prospects may be harmed.
Any of our existing competitors, or other potential competitors that have not yet entered the market, may also develop innovative and cost-effective services, including automated corporate formation document processing, that target our existing and potential customers. Some of our competitors and potential competitors are larger and have greater name recognition, longer operating histories, more established customer relationships, larger budgets, and significantly greater resources than we do. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. We expect to face increasing competition from offline and online legal services providers in our market, including through their use of generative AI, and our failure to effectively compete with these providers could result in revenue reductions, reduced margins, or loss of market share, any of which could materially and adversely affect our business, results of operations, financial condition and future prospects.
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

In addition, our services, as well as those of our competitors, are regularly reviewed and commented upon by online and social media sources. Negative reviews, or reviews in which our competitors’ services are rated more highly than ours, irrespective of their accuracy, could negatively affect our brand and reputation. We have in the past received negative reviews wherein our customers expressed dissatisfaction with our services, including dissatisfaction with our customer support, our billing policies and the way our subscriptions operate, and we expect to receive similar reviews in the future. If we do not handle customer complaints effectively, our brand and reputation may suffer. We may lose our customers’ confidence, they may choose not to renew their subscriptions or purchase additional services from us, and we may fail to attract new customers. In addition, maintaining and enhancing our brand and reputation may require us to incur significant expenses and make substantial investments, which may not be successful. If we fail to successfully promote and maintain our brand and reputation, or if we incur excessive expenses in doing so, our business, results of operations, financial condition and future prospects may be adversely affected.
Furthermore, our brand and reputation are in part reliant on third-parties, including the independent attorneys and accountants who participate in our and our partners’ networks. The failure or perceived failure of these attorneys and accountants to satisfy customer expectations could negatively impact our brand and reputation.
We are incorporating generative AI into some of our products, which may present both compliance risks and reputational risks
We have incorporated and intend to continue incorporating a number of generative AI features into our products. For instance, in September 2023 we announced the beta launch of Doc Assist, a document summarization product that uses generative AI to help small businesses review documents. This technology, which is a new and emerging technology that is in its early stages of commercial use, presents a number of risks inherent in its use. Generative AI technologies can create accuracy issues, unintended biases and discriminatory outcomes. If the recommendations, forecasts, content, or analyses that AI applications, including Doc Assist, assist in producing are or are alleged to be deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. Some AI scenarios may also present ethical issues. Though measures have been taken to address algorithmic bias, if we enable or offer AI solutions that are controversial because of their perceived or real impact on human rights, privacy, employment, or other social issues, we may experience brand or reputational harm. Additionally, potential government regulation related to AI use and ethics may expose us to legal liability and/or increase the burden and cost of research and development in this area, and failure to properly remediate AI usage or ethics issues may cause public confidence in AI to be undermined, which could slow adoption of AI in our solution.
If our marketing efforts are unsuccessful, our ability to attract new customers or retain existing customers may be adversely affected, which may adversely affect our business, results of operations, financial condition and future prospects
Our ability to attract new customers and retain existing customers depends in large part on the success of our marketing channels. Our primary marketing channels that generate traffic for our websites include search engine marketing, social media and other digital channels, television and our inside sales team.
Our ability to maintain or increase customer traffic to our websites from internet search engines is not entirely within our control. We rely on both algorithmic and paid listing internet search results to drive customer traffic to our websites. Algorithmic listings are determined and displayed solely by a set of formulas designed by internet search engine companies. Internet search engines may periodically revise their algorithms, methodologies and displays or incorporate AI into their platforms in ways that we cannot predict. Such changes have adversely affected, and may continue to adversely affect, the placement of our search result page ranking, which could reduce traffic to our websites. In addition, we can purchase paid listings, which are displayed if particular words or terms are included in a customer’s internet search. We bid for paid listings against our competitors and third parties that may outbid us for preferred placement, which could adversely impact advertising efficiency and customer acquisition efforts. If competition for paid listings increases or if paid listings prohibit the use of particular words or terms, we may be required to increase our marketing expenses or reduce the number or prominence of these paid listings. If we reduce our internet search engine advertising, the number of customers who visit our websites could decline significantly. Additionally, changes in regulations or the business practices of third parties could limit our ability and the ability of search engines and social media platforms, including Google and Meta Platforms, to collect data from users and engage in targeted advertising, making them less effective in disseminating our advertisements to our target customers. The regulation of the use of cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such practices could adversely affect our business.
A reduction or loss of any of our advertising channels may adversely affect our ability to attract new customers, which could adversely affect our business, results of operations, financial condition and future prospects.

We depend on top talent, including our senior management team, to grow and operate our business, and if we are unable to hire, retain or motivate our employees, we may not be able to grow or operate effectively, which may adversely affect our business and future prospects
Our future success will depend upon our continued ability to identify, hire, develop, motivate and retain top talent. Competition for such talent is intense, particularly within the technology industry. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation and benefit packages before we can validate the productivity of those employees, a practice which may not be sustainable and, even if sustainable, can be costly. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications which may, among other things, impede our ability to execute our growth strategies or continue to operate our business in a satisfactory manner. In addition, our remote first work policy, which results in a predominantly remote workforce, has made it difficult to orient, train, develop, motivate, and engage with our employees and embed them into the LegalZoom culture. If we are not able to effectively attract or retain quality employees and manage our workforce, including, for example, if employee relations deteriorate or a portion of our employees were to become unionized, disruptions to the business will occur, our costs will increase, our ability to achieve our strategic objectives will be adversely impacted, our brand or reputation could suffer, and our business may be adversely affected. In addition, we have in the past, and may in the future, conduct reduction in workforce actions, which can lead to the elimination of roles causing unexpected adverse impacts on our business, such as attrition beyond the intended reduction in workforce, delays in the development of new products or services due to gaps in knowledge transfer and new employee ramp up time, an increased risk of litigation, the distraction of employees, and reduced employee morale, any of which could also adversely affect our reputation as an employer and make it more difficult for us to hire new employees in the future.
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
Our business and success depend in part on our strategic relationships with third parties, including our partner ecosystem, and our business may be harmed if we fail to maintain or expand these relationships
We depend on, and anticipate we will continue to depend on, various third-party relationships to sustain and grow our business. For example, we currently partner with a variety of third-parties to provide business license services, website development, credit card and banking services, productivity tools and business insurance, among others. Our sales and our customers’ user experience depend on our ability to connect and integrate easily to such third party solutions. We have in the past and may in the future determine to exit certain partnership relationships, and we may also fail to retain and expand partnership relationships for many reasons, including third parties’ failure to maintain, support, or secure their technology platforms in general, restrictions imposed by regulatory compliance, and our integrations in particular. Any such termination of a partnership relationship, whether voluntary or involuntary, could harm our relationship with our customers, our reputation and brand, our business and results of operations, and our future prospects.
As we seek to add different types of partners to our partner ecosystem, it is uncertain whether these third parties will be successful in building integrations, co-marketing our solutions to provide a significant volume and quality of lead referrals and orders, or continuing to work with us as their own products evolve. Identifying and negotiating new and expanded partner relationships requires significant resources and we cannot guarantee that the parties with which we have relationships can and will continue to devote the resources necessary to operate and expand our platform. In addition, integrating third party technology can be complex, costly and time-consuming. Third parties may be unwilling to build integrations, and we may be required to devote additional resources to develop integrations for business applications on our own. The contracts applicable to third party development tools may be unfavorable and add costs or risks to our business or may require us to push additional contract terms to our customers that affect our relationship with our customers. Third parties we partner with, including providers of business applications with which we have integrations, may decide to compete with us or enter into arrangements with our competitors, resulting in such providers withdrawing support for our integrations. If we are unsuccessful in establishing or maintaining our relationships with third-parties, our ability to compete or our revenue, results of operations and future prospects may be adversely affected. Even if we are successful in establishing and maintaining these relationships with third parties, we cannot ensure that these relationships will result in increased usage of our platform or increased revenue. In addition, any failure of our solutions to operate effectively with these business applications could reduce the demand for our solutions and harm to our business and we may also be held responsible for obligations that arise from the actions or omissions of third parties. If we are unable to respond to these failures in a cost-effective manner, our solutions may become less marketable, less competitive or obsolete, and our results of operations may be negatively impacted.

If we are unable to effectively manage and minimize errors, failures, interruptions or delays caused by third parties, or if our third party service providers cease to do business with us, our ability to deliver services to our customers and our business, brand, reputation and results of operations may be adversely affected
We rely on third parties to fulfill portions of the services we offer and to support our operations. For example, we rely on government agencies, including secretary of state offices, the U.S. Internal Revenue Service and the U.S. Patent and Trademark Office, to process business formation documents, tax filings and intellectual property applications. These agencies have in the past and may in the future be unable or refuse to process submissions in a timely manner, including as a result of any government shutdowns, slowdowns or staffing shortages. To the extent we are unable to process submissions or filings in a timely manner, our brand and reputation may be adversely affected, or customers may seek other avenues for their business formation, tax or intellectual property needs. We also utilize other third parties in connection with the fulfillment and distribution of our services, including the independent attorneys in our legal plan network, as well as accountants and tax professionals through our subscription plans, and a third party to support our registered agent subscription services. Our platform also interoperates with certain third party sites. As a result, our results may be affected by the performance of those parties and the interoperability of our platform with other sites. If certain third parties limit certain integration functionality, change their treatment of our services at any time, or experience quality issues, such as bugs and defects, our revenue, results of operations and future prospects may be adversely affected.
We also utilize various types of data, technology, intellectual property and services licensed or otherwise obtained from unaffiliated third parties in order to provide certain elements of our solutions. For example, we rely on cloud computing infrastructure, particularly from Amazon Web Services, or AWS, to host our platform and support our operations. We exercise limited, if any, control over these third parties, including AWS, which increases our vulnerability to problems with the services they provide for us and to security incidents or breaches affecting the data and information they hold or process on our behalf. Any errors or defects in any third party data or other technology could result in errors in our solutions that could harm our business, damage our reputation and result in losses in revenue, and we could be required to undertake substantial additional research and expend significant development resources to fix any problems that arise. In addition, such licensed data, technology, intellectual property and services may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of these services on commercially reasonable terms, or at all, could result in delays in producing or delivering our solutions until equivalent data, technology, intellectual property or services are identified and integrated, which delays could harm our business. In this situation we would be required to either redesign our solutions to function with such equivalent data, technology, intellectual property or services available from other parties or to develop these components or services ourselves, which would result in increased costs and potential delays in service. Furthermore, we might be forced to limit the features available in our current or future solutions. If we fail to maintain or renegotiate any of these data, technology or intellectual property licenses or services, we could face significant delays and diversion of resources in attempting to develop similar or replacement technology, or to license and integrate a functional equivalent of the relevant data, technology, intellectual property or service. The occurrence of any of these events may have an adverse effect on our business, financial condition, results of operations and future prospects.
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
We may not effectively ensure that online services and physical locations are protected from significant outages, denial or degradation of service attacks, natural disasters, including adverse weather conditions, and other disruptions, any of which could adversely affect our brand and reputation, business, results of operations, financial condition and future prospects
A key element of our business operations and continued growth is the ability of our customers to access our websites and mobile applications and our ability to fulfill orders placed through such platforms. Our systems may not be adequately designed with the necessary reliability to avoid performance delays, disruptions or outages that could be harmful to our business. We have experienced, and may in the future experience, website and service disruptions, outages and other performance problems due to a variety of factors, including infrastructure maintenance, natural disasters, human or software errors, ransomware attacks, capacity constraints, denial or degradation of service, fraud, climate change and extreme weather-related events, terrorism, war, telecommunications and electrical failures, cyberattacks or other security-related incidents. In some instances, the steps we have taken to try to prevent these attacks and disruptions and mitigate their potential impact on our systems and operations may be expensive and may not be successful in preventing system failures. In addition, dependence upon automated systems may further increase the risk that operational system flaws, personnel error or tampering, or manipulation of those systems will result in defects or efforts that are difficult to detect. We may not be able to identify the cause or causes of any website or mobile application performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our website or mobile application performance, especially during peak usage times, if the number of online services we offer increases, our services become more complex, or our customer traffic grows. If our websites or mobile applications are unavailable when customers attempt to access them, our customers may seek other solutions to address their needs and may not return to our websites or mobile applications in the future. In addition, if our customers are unable to access the information they store on our platform for even limited periods of time or we otherwise experience a compromise in customer information, we may have obligations (under laws, contracts, privacy notices or other commitments) to notify relevant stakeholders (such as regulators and affected individuals), which may increase the likelihood of regulatory investigations into our data protection practices. Any failure to maintain performance, reliability, security or availability of our legal document services and online technology platform to the satisfaction of our customers may harm our brand and reputation, as well as our ability to retain existing customers and attract new customers, which could adversely affect our business, results of operations, financial condition and future prospects. In addition, to the extent that we do not effectively address future capacity constraints, upgrade and protect our systems, and continually develop our online legal platform to accommodate actual and anticipated technology changes, our brand and reputation, business, results of operations, financial condition and future prospects could be adversely affected.

Our operations and online services also rely on the continued functioning and accessibility of certain physical locations, including product fulfillment locations and data centers operated by AWS or other service providers. These physical locations are vulnerable to damage or interruption from natural disasters, adverse weather conditions, power losses, telecommunication failures, terrorist attacks, human errors or malfeasance, lockdown orders resulting from a public health pandemic or epidemic, break-ins and similar events. The occurrence of any of the foregoing events or other unanticipated problems at our facilities could result in lengthy interruptions in our services. We may not be able to efficiently relocate our fulfillment and delivery operations due to disruptions in service if one of these events occurs, and our insurance coverage may be insufficient to compensate us for such losses. Because the Los Angeles area, where our corporate and executive headquarters is located, is in an earthquake fault zone and because both the Los Angeles area and Austin, Texas, where our operational headquarters is currently located, are subject to the increased risk of wildfires, tornadoes and power outages, we are particularly sensitive to the risk of damage to, or total destruction of, our primary offices and two key fulfillment and delivery centers. Our insurance limits against any certain losses or expenses that may result from a disruption to our business due to earthquakes or wildfires may not be sufficient to cover all such losses or expenses, and the occurrence of either of these events could adversely affect our business, results of operations, financial condition and future prospects.
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

The restatement of our prior quarterly financial statements may affect investor confidence and raise reputational issues and may subject us to additional risks and uncertainties, including increased professional costs and the increased possibility of legal proceedings and regulatory inquiries
As previously disclosed, we determined to restate our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2022, three and six months ended June 30, 2022 and three and nine months ended September 30, 2022 after we identified an error within our income tax provision relating to the identification of named executive officers subject to limitation on the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code. As a result of this error and the resulting restatement of our unaudited condensed consolidated financial statements for the impacted periods, we have incurred, and may continue to incur, unanticipated costs for accounting and legal fees in connection with or related to the restatement, and have become subject to a number of additional risks and uncertainties, including the increased possibility of litigation and regulatory inquiries. Any of the foregoing may affect investor confidence in the accuracy of our financial disclosures and may raise reputational risks for our business, both of which could harm our business and financial results.
We have identified material weaknesses in our internal control over financial reporting and, if we fail to remediate these material weaknesses, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence and the price of our common stock
As disclosed in Part II, Item 4, “Controls and Procedures” in this Quarterly Report on Form 10-Q, we identified the following material weaknesses as of September 30, 2023:
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
As a result of the foregoing material weaknesses, management concluded that our disclosure controls and procedures were not effective as of September 30, 2023. We have designed and implemented a plan to remediate the material weaknesses identified. See Part II, Item 4, “Controls and Procedures” in this Quarterly Report on Form 10-Q for additional information regarding our remediation plan. We cannot assure you that these measures will significantly improve or remediate the material weaknesses described above on a timely basis, if at all. The implementation of these remediation measures will require validation and testing of the design and operating effectiveness of internal control over a sustained period of financial reporting cycles. If the steps we have taken do not remediate the material weaknesses in a timely manner, there could continue to be a reasonable possibility that these control deficiencies or others would result in an additional material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis. If this occurs, it could adversely impact the accuracy and timing of our financial reporting and our stock price which, in turn, could jeopardize our ability to comply with our reporting obligations, limit our ability to access the capital markets and adversely impact our stock price. In addition, investors’ perceptions that our internal control over financial reporting is inadequate or that we are unable to produce accurate financial statements on a timely basis may make it more difficult for us to effectively market and sell our services to new and existing customers.
If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may decline
We are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. On an annual basis, we are required to furnish a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting.
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
During the evaluation and testing process of our internal control over financial reporting, we identified material weaknesses in our internal control over financial reporting as of September 30, 2023. We cannot assure you that there will not be additional material weaknesses in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. Our current material weaknesses in internal control over financial reporting, as well as any future material weaknesses, could result in the loss of investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be negatively affected, and we could be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which would also require additional financial and management resources. Failure to implement or maintain effective control systems required of public companies could also restrict our future access to the capital markets.
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
•In the U.S., we are generally unable to hire attorneys as employees to provide legal advice directly to our customers, because we do not meet certain regulatory requirements, such as being exclusively owned by licensed attorneys. In addition, we are currently unable to acquire a license to practice law in most U.S. states, laws, regulations and professional responsibility rules impose limitations on business transactions between attorneys and persons who are not licensed attorneys, including those related to the ethics of attorney fee-splitting and the corporate practice of law, or CPL.
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
The scope of the state and federal laws and regulations to which we are subject are often vague and broad, and their applications and interpretations are often uncertain and conflicting. Compliance with these disparate laws and regulations requires us to structure our business and services differently in certain jurisdictions. Additionally, these laws and regulations are evolving, and changes in such laws could require us to significantly change the ways we structure our business and services. These laws and regulations could also make it more difficult for us to convert our transactional customers to subscribers or attract new subscribers to grow our subscription services. We dedicate significant management time and expense to dealing with these issues and expect that these issues will continue to be a significant focus as we expand into other services and jurisdictions.
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
In addition, under Section 7-209 of the Arizona Code of Judicial Administration, or ACJA, there are restrictions on the holding of an interest of 10% or more in the issued share capital of a licensed ABS or the parent company of such licensed ABS. As our wholly owned Arizona subsidiary is a licensed ABS for the purposes of the ACJA, these restrictions apply to any holder(s) of 10% or more of our common stock. Each “authorized person”, as defined in ACJA 702-9, including the members of our Board, could be required to file an ABS Authorized Person application with the Arizona Supreme Court when determined to be seeking a restricted interest. The Arizona Supreme Court may attach conditions to any authorization granted in respect to holding of a restricted interest.
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
If the independent professionals who participate in our or our partners' networks, or otherwise work with LegalZoom as a consultant or contractor, are characterized as employees, we would be subject to employment and withholding liabilities and regulatory risks
We structure our relationships with the independent attorneys and independent accountants who participate in our and our partners' networks in a manner that we believe results in an independent contractor relationship, not an employee relationship. On the other hand, some of our LZ Tax offerings as well as our intellectual property offerings are fulfilled by our or our subsidiary’s own employee accountants, tax professionals, lawyers and fulfillment staff. We also use contractors, temporary employees and/or consultants as part of our operations. An independent contractor is generally distinguished from an employee by his or her degree of autonomy and independence in providing services. A high degree of autonomy and independence is generally indicative of a contractor relationship, while a high degree of control is generally indicative of an employment relationship. Tax or other regulatory authorities may in the future challenge our characterization of the independent attorneys who participate in our and our partners' networks of these relationships, or the other contractors and consultants used by us. If such regulatory authorities or state, federal or foreign courts were to determine that these attorneys, accountants or other contractors and consultants are employees, and not independent contractors, we would be required to withhold income taxes, to withhold and pay social security, Medicare and similar taxes, to pay unemployment and other related payroll taxes and could face allegations of UPL or CPL. We would also be liable for unpaid past taxes and subject to penalties. As a result, any determination that these individuals are our employees could have a material adverse effect on our business, results of operations, financial condition and future prospects. It is also possible that we could face claims of joint employment from the independent professionals who participate in our partner networks or from individuals working as a consultant, temporary employee, or contractor, if they were to pursue employment claims against LegalZoom. If a joint employment relationship is found to exist, joint liability for any successful claims would also likely exist.
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
Breaches and other types of security incidents of our networks or systems, or those of our third-party service providers, could negatively impact our ability to conduct our business, our brand and reputation, our ability to retain existing customers and attract new customers, and may cause us to incur significant liabilities and adversely affect our business, results of operations, financial condition and future prospects
We collect, use, store, transmit and process data and information about our customers, employees and others, some of which may be sensitive, personal and/or confidential. Any actual or perceived breach of our security measures or those of our third-party service providers could adversely affect our business, operations and future prospects. A third-party that is able to circumvent our security measures or those of our third-party service providers may access, misappropriate, delete, alter, publish or modify this information, which could cause interruptions in our business and operations, fraud or loss to third-parties, regulatory enforcement actions, litigation, indemnity obligations and other possible liabilities, as well as negative publicity. Widespread negative publicity may also result from real, threatened or perceived security compromises affecting our industry, competitors and customers. Concerns regarding data privacy and security could cause some of our customers to stop using our services and fail to renew their subscriptions. This discontinuance in use and failure to renew could harm our business, results of operations, financial condition and future prospects.
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
We may expend significant resources or modify our business activities to try to protect against security breaches. In addition, certain data privacy and security obligations have required and may in the future require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information, including contractually. We cannot guarantee that our security measures to protect customer information and prevent data loss and other security breaches will be sufficient to protect against unauthorized access to, or other compromise of, personal information, or confidential, proprietary or otherwise sensitive information. The techniques used to sabotage or to obtain unauthorized access to our platform, systems, networks and/or physical facilities in which data is stored or through which data is transmitted change frequently, and we have not always been able in the past and may be unable in the future to anticipate such techniques or implement adequate preventative measures or stop security breaches that may arise from such techniques. As a result, our safeguards and preventive measures may not be adequate to prevent past, current or future cyberattacks and security breaches, including security breaches that may remain undetected for extended periods of time, which can substantially increase the potential for a material adverse impact resulting from the breach. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.
Like many companies, we rely on third-party service providers to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third-party providers of cloud-based infrastructure, employee email, customer service and other functions. We may share or receive sensitive information with or from third-parties. Our ability to monitor these third-parties’ information security practices is limited, and these third-parties may not have adequate information security measures in place, which could lead to a breach in our information.
If we, or third-parties upon which we rely, experience or are perceived to have experienced (in the past or future) a security breach, we may experience adverse consequences. Applicable data privacy and security obligations may require us to notify relevant stakeholders, which may include affected individuals, regulatory authorities, or customers of security breaches. We operate in an industry that is prone to cyberattacks. We have experienced security breaches (such as unauthorized access to customer information) for which we may have been or were legally required to notify individuals, customers, regulators, the media and others. Data breach notification disclosures are costly, time consuming, and could lead to adverse consequences. In addition, the costs to respond to a cybersecurity event or to mitigate any security vulnerabilities that may be identified could be significant, including costs for remediating the effects of such an event, paying a ransom, restoring data from backups and conducting data analysis to determine what data may have been affected by the breach. In addition, our efforts to contain or remediate a security breach or any vulnerability exploited to cause a breach may be unsuccessful, and efforts and any related failures to contain or remediate them could result in interruptions, delays, loss in customer trust, harm to our reputation and increases to our insurance coverage.
Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations, including under the recently expanded private right of action in the CCPA. We may not have adequate insurance coverage for security incidents or breaches, including fines, judgments, settlements, penalties, costs, attorney fees and other impacts that arise out of such breaches. We cannot assure you that our cyber liability insurance coverage will be adequate to cover liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. Our risks are likely to increase as we continue to expand, grow our customer base, and process, increasingly large amounts of sensitive information.
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.
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
Changes in state-imposed requirements by one or more of the states may also significantly increase the costs of providing services to our customers and may prevent us from delivering a quality product to our customers in a timely manner.
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
•other events or factors, including those resulting from war, incidents of terrorism, a public health pandemic or epidemic, bank failures, or responses to these events; and
•general macroeconomic, political, regulatory and market conditions, such as those related to recessionary fears, the current inflationary and rising interest rate environment.
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
A significant portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is performing well
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. The holders of approximately 78 million shares of our common stock, are entitled to rights pursuant to an investors’ rights agreement, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. For example, in September 2023, we filed a registration statement on Form S-3 to register the resale of up to 38,012,988 shares of common stock held by LucasZoom, LLC (collectively with its affiliated investment entities, Permira), of which 16,100,000 and 4,718,755 shares were subsequently sold in an underwritten public offering and private, non-underwritten stock repurchase, respectively. If one or more of these holders of our common stock sells a large number of shares by exercising their registration rights, it has in the past and may in the future adversely affect the market price for our common stock. In addition, if we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired.

Concentration of ownership of our common stock among our existing executive officers, directors and affiliated stockholders may prevent new investors from influencing significant corporate decisions
Based upon our shares of our common stock outstanding as of September 30, 2023, our executive officers, directors and affiliated stockholders, in the aggregate, beneficially own shares representing approximately 36% of our outstanding common stock. If our executive officers, directors and affiliated stockholders acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.
In addition, pursuant to a director nomination agreement entered into between us and each of (i) Permira and (ii) FPLZ I, L.P. and FPLZ II, L.P. (together with FPLZ I, L.P. and their affiliated investment entities, or FP, and together with Permira, the Lead Sponsors), we will have the obligation to support the nomination of, and to cause our board of directors to include in the slate of nominees recommended to our stockholders for election, a number of designees equal to at least: (i) two individuals for so long as each Lead Sponsor continuously beneficially owns shares of common stock representing at least 50% of the shares of common stock owned by such Lead Sponsor immediately following our IPO and (ii) one individual for so long as each Lead Sponsor continuously beneficially owns shares of common stock representing at least 25%, but less than 50% of the shares of common stock, owned by such Lead Sponsor immediately following the completion of our IPO. Each of Permira and FP, and their respective affiliates, may therefore have influence over management and control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions.
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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Purchases of Equity Securities
On March 1, 2022, our board of directors approved a stock repurchase program authorizing us to repurchase up to $150.0 million of our common stock, with no fixed expiration. At September 30, 2023, there are no funds available for future repurchases under this stock repurchase program. Stock repurchases under this program could be made through any manner, including open market transactions, accelerated stock repurchase agreements, or privately negotiated transactions with third parties, and in such amounts as management deems appropriate. Open market repurchases were structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. We also, from time to time, entered into Rule 10b5-1 plans to facilitate repurchases of our shares of common stock under this authorization. This program did not obligate us to acquire any particular amount of common stock and could be modified, suspended or terminated at any time at the discretion of our board of directors.
During the three months ended September 30, 2023, we repurchased a total of 4,718,755 shares of our common stock for a total repurchase of $45.1 million directly from a selling stockholder in a private, non-underwritten transaction at a price per share of $9.55, which was equal to the price paid by the underwriters to the selling stockholder in a concurrent secondary public offering.
Stock repurchase activity during the three months ended September 30, 2023 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be purchased Under the Plans
July 1, 2023 through July 31, 2023	—	$—	—	$45,064,116
August 1, 2023 through August 31, 2023	—	$—	—	$45,064,116
September 1, 2023 through September 30, 2023	4,718,755	$9.55	4,718,755	$—
Total	4,718,755	$9.55	4,718,755
In October 2023, our board of directors approved a new stock repurchase program authorizing us to repurchase up to $100.0 million of our common stock, with no fixed expiration. Stock repurchases under this new program may be made through any manner, including in open market transactions (including pursuant to Rule 10b5-1 plans), through accelerated stock repurchase agreements, or in privately negotiated transactions with third parties, and in such amounts as management deems appropriate. This program does not obligate us to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the discretion of our board of directors.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
On September 8, 2023, Nicole Miller, our General Counsel, entered into a trading plan, or the Miller 10b5-1 Sales Plan, intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Miller 10b5-1 Sales Plan, which was entered into during an open trading window under the Company’s insider trading policy, will be in effect until the earlier of (1) May 31, 2024, or (2) the date on which an aggregate of 308,025 shares of the Company’s common stock have been sold under such Miller 10b5-1 Sales Plan.

Termination of Purchase Agreement for 9900 Spectrum
We are providing the following disclosure in lieu of filing a Current Report on Form 8-K relating to Item 1.02—Termination of a Material Definitive Agreement of Form 8-K:
As previously disclosed, on October 11, 2023, our wholly owned subsidiary, 9900 Spectrum LLC, a Texas limited liability company (“Seller”), entered into a purchase agreement (the “Agreement”) with Trinity Foundation RE Venture, LLC (the “Buyer”) to sell on an “as is” basis Seller’s improved real property located at 9900 Spectrum Drive, Austin, Texas 78717 (the “Property”) for $41.0 million in cash. Closing of the sale transaction was subject to customary closing conditions, including Buyer’s due diligence of the Property during a diligence period ending at 5:00 p.m. C.T. on November 22, 2023 (the “Due Diligence Deadline”). On November 1, 2023, Buyer delivered notice to Seller that it would not be delivering an approval notice for the Property on or prior to the Due Diligence Deadline and that it was exercising its right to terminate the Agreement. As a result, the Agreement automatically terminated pursuant to its terms, neither Buyer nor Seller have any further obligation or liability to the other under the Agreement (other than those which expressly survive termination of the Agreement) and the $835,000 deposited into escrow by Buyer will be returned to Buyer, in each case, without the requirement of additional documentation or agreement from either party.

The foregoing description of the Agreement is qualified in its entirety by reference to the full text of the Agreement, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

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

10.1
Stock Purchase Agreement, dated September 5, 2023, between LegalZoom.com, Inc. and LucasZoom, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 11, 2023).

10.2*	Property Purchase Agreement and Escrow Instructions, dated October 11, 2023, by and among 9900 Spectrum LLC and Trinity Foundation RE Venture, LLC.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023 were formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statement of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
______________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LegalZoom.Com, Inc.

Date: November 7, 2023	By:	/s/ Dan Wernikoff
Dan Wernikoff
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2023		/s/ Noel Watson
Noel Watson
Chief Financial Officer
(Principal Financial and Accounting Officer)