Form 10-K
period 2023-12-31
LEGALZOOM.COM, INC.
filed 2024-02-29
CIK 1286139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐   No  ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2023, based on the closing price of $12.08 for shares of the Registrant’s common stock as reported by the Nasdaq Global Select Market, was approximately $1.4 billion. The determination of affiliate status for purposes of calculating the aggregate market value of our voting stock held by non-affiliates is not necessarily a conclusive determination for other purposes.
The registrant had outstanding 187,933,295 shares of common stock as of February 16, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. The Definitive Proxy Statement will be filed with the SEC within 120 days of the Registrant’s fiscal year ended December 31, 2023.

i

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, stock compensation, business strategy, plans, market growth and our objectives for future operations.
The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, those factors discussed below under “Summary of Risk Factors” and in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2023, as well as those factors contained in our subsequent filings with the Securities and Exchange Commission, or SEC. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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
Summary of Risk Factors
Our business involves significant risks and you are urged to carefully consider the risks discussed under Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K prior to making an investment in our common stock. These risks include, but are not limited to, the following:
•Our business primarily depends on business formations and fluctuations or declines in the number of business formations may adversely affect our business.
•Our business depends substantially on our customers expanding the use of our platform, including converting our transactional customers to subscribers and our subscribers renewing their subscriptions with us.
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
ii

•The legal solutions market is highly competitive and our failure to effectively compete successfully could materially and adversely affect our business, results of operations, financial condition and future prospects.
•Our business depends on our brand and reputation, which could be adversely affected by numerous factors.
•We are incorporating generative artificial intelligence into some of our products, which may present compliance risks and reputational risks.
•If our marketing efforts are unsuccessful, our business, results of operations, financial condition and future prospects may be adversely affected.
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
•Our reliance on third party providers could adversely affect our business.
•If we are unable to maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may decline.
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
iii

Part I
Item 1. Business
Overview
LegalZoom is a leading online platform for business formation in the United States, or U.S. Our unique position at business inception allows us to become a trusted business advisor, supporting the evolving needs of a new business throughout its lifecycle, and we have expanded our platform to include professional expertise and other products, both legal and non-legal, to better meet the needs of small businesses. Driven by a mission to unleash entrepreneurship, we deliver comprehensive legal, tax, accounting and compliance products and expertise to millions of small business owners and their families through easy-to-use technology. We operate across all 50 states and in over 3,000 counties in the U.S., with over two decades of experience in simplifying the legal and compliance process for our customers and empowering entrepreneurs with services that help to make their dream a reality.
The LegalZoom Ecosystem
Millions of people in the U.S. start small businesses every year. Many small businesses operate without forming a legal entity, unintentionally introducing financial risk to the owners’ personal assets. The businesses that recognize that risk upfront often struggle to address it. Once they understand the need to be protected, they often do not know what to do, where to turn or how much it will cost to get help. Further, even when formed properly, small businesses often fail to comply with ongoing compliance requirements, thereby reintroducing personal liability or facing significant financial and operational risk. These difficulties are becoming more acute as the number of U.S. business formations increases, driven by various macroeconomic factors such as the rise of the gig economy and remote work, accentuating the need for a trusted, cost-effective, digital-first and simple formation and compliance solution.
Our customer funnel. We believe we earn small businesses’ trust and drive significant organic traffic through our brand name recognition and reputation, as well as our free proprietary educational content, which is often our first interaction with a potential customer. This content includes our Article Center and free access to over 160 attorney-drafted forms. From there, our small business customers’ initial purchase is typically a business formation product that streamlines the process of starting a business. As of December 31, 2023, we had formed over 4.1 million businesses since our inception. Our position at business formation gives us unparalleled knowledge of our customers’ needs, often times prior to the business being operational or discoverable by other service providers. We leverage this valuable knowledge and our position as a small business’ first advisor to introduce our customers to the most relevant business solutions to help them manage other aspects of their business. As a result, our customers often purchase a mix of transaction and subscription offerings alongside and after the initial formation transaction in order to solve additional legal, compliance and business management needs, deepening our relationship with our customers. For example, after forming their business entity, our customers can opt to register their company name and/or logo as a trademark or sign up for a business advisory subscription to receive additional legal support for their small business needs. Additionally, as forming a company is an important life event, some of our small business customers opt to purchase an estate plan offering when they form their company. The recurring revenue gained through subscription services and additional purchases from existing customers during the lifecycle of their business allows us to increase customer lifetime value. See below under “Our Products and Services” for additional information regarding our transaction products and subscription offerings.
Our technology platform. Our technology platform combines the power of technology and people to demystify and simplify complicated processes, creating user-friendly experiences for our customers. Our proprietary technology enables us to automate many complex legal and compliance processes, allowing us to offer solutions at transparent, flat-fee prices that are at a significant discount to traditional offline alternatives. While the majority of our customers complete these transactions without human assistance, many prefer to have some guidance through the process. The combination of technology and people is at the heart of our customer experience. See below under “Our Technology” for additional information.
Our experts. We offer customers ongoing access to experts to help handle complex matters, including through a network of independent law firms and an in-house team of certified public accountants, or CPAs, and enrolled agents. As of December 31, 2023, we had over 1,000 attorneys in our independent attorney network. Our independent attorney network provides customers access to attorneys licensed in their jurisdiction and experienced in the types of legal matters that impact small businesses at a significant discount to traditional offline alternatives. Our attorneys benefit from participating in our network as we handle the customer lead generation, as well as the scheduling and billing of the initial customer consultation. From there, the initial customer consultation serves as a platform for business development, where the participating attorney can offer to provide billable legal services to our customers at discounted rates. In addition, participating law firms can leverage our brand awareness, as well as the customer feedback and testimonials, to market their own practice.

We also have an in-house team of CPAs and enrolled agents that are critical to our tax offerings. We offer our customers access to this in-house team of CPAs and enrolled agents to provide tax preparation and filing support for federal and state returns.
In addition, since September 2021, one of our U.S. subsidiaries operates as an alternative business structure, or ABS, in Arizona, which allows us to provide cost-effective legal services to our customers. Currently, our ABS primarily supports our intellectual property business, and its experienced attorneys help guide customers through the trademark registration process. During the year ended December 31, 2023, our ABS attorneys filed over 14,000 trademark applications with the U.S. Patent and Trademark Office.
Our legal and tax services are provided across all 50 states in the U.S.
Our partners. We have insights into our customers and leverage our product as a channel to introduce small businesses to a variety of third party partners in our partner ecosystem. Our third party partners are leading providers of complementary small business services that extend beyond our core offerings such as banking, credit cards, website design, and payment processing, among others.
Our Competition
We operate in a very competitive industry, and the competitive landscape in which we operate is constantly evolving as we move into new markets and expand our ecosystem. As a result, we compete with a variety of companies and government entities, including the following:
•online business formation providers and registered agent service providers;
•traditional offline law firms and solo attorneys, online legal document services and secretaries of state;
•accounting and tax firms and other tax preparation and filing service providers; and
•large platform companies that could develop competing technology solutions to address the needs of our small business or consumer customers.
Law firms and solo attorneys, who provide in-person consultations, are able to provide direct legal advice that we generally cannot offer due to laws and regulations regarding the unauthorized practice of law, or UPL. However, our ABS in Arizona is allowed to provide independent legal advice to our customers and, as a result, can compete directly with traditional offline law firms and solo attorneys. In addition, there are structural impediments that make it difficult for traditional offline attorneys to adapt to technology advancements and consumer behaviors. While service industries like accounting, tax, marketing and payments have rapidly transitioned online, legal offerings largely remain offline and online adoption of legal services lags behind other comparable industries. However, some traditional offline attorneys have developed and may continue to develop competing online legal services.
We expect to face increasing competition from offline and online service providers in our markets. For example, in recent years, we, along with some of our online competitors, began to target more price conscious customers by offering business formation transactions at little or no charge while cross-selling compliance and other business services. Our failure to effectively compete with our competitors could result in lower revenue, reduced margins, and loss of market share, any of which could materially and adversely affect our business, results of operations, financial condition and future prospects.
We believe the primary competitive factors on which we compete include ease of use, breadth of offerings, brand name recognition, reputation, price, quality and customer service. We believe we compare favorably on all these bases and our ability to remain competitive will largely depend on our ongoing performance in these areas.
Our Strategy
We are in the early stages of penetrating and growing the online market for legal, compliance and business management solutions. We aim to continue to grow our customer base and retain and expand our customer relationships with the following strategies:
Scale the business. We continue to grow the top of our customer funnel in order to expand our customer base. To broaden the top of our customer funnel, we have introduced and may continue to introduce lower-priced products and services targeting more price conscious customers. We intend to maintain our brand leadership by delivering a quality product and user experience, leveraging our strong brand awareness and lower-priced offerings to drive traffic to our website and through targeted marketing investments. As we attract more visitors to our website, we believe that we have a large opportunity to increase conversion of prospects into customers. We will also continue to invest in further improving our customer experience, such as upgrading our mobile experience, in order to reduce friction and increase conversion across our existing products and services.

Build a business ecosystem. As we innovate for small businesses, we aim to become their trusted partner during all stages of their business lifecycle. We intend to provide more value to our customers during and post-formation by continuing to expand our ecosystem to include business management solutions that keep small businesses compliant, protected and financially organized. Our strategy is focused on broadening our portfolio of new products and services and strategically deepening customer relationships, including in ways that will increase our recurring revenue through subscription offerings. Since our initial public offering in June 2021, we have integrated five new services into our ecosystem: our LZ Tax subscription service in July 2021, our LZ Virtual Mail subscription service in October 2022, an eSignature subscription service in April 2023, our LZ Books accounting solution subscription in August 2023 and a business licenses offering in November 2023. As we grow our ecosystem, we aim to continue to improve the lifetime value of our customers by maintaining ongoing engagement post-formation and cross-selling our offerings.
We will also continue to strategically partner with leading brands that can improve our partner ecosystem by offering small business solutions outside of our core offerings.
Integrate experts. We aim to provide our customers affordable access to expert advice. Our expert offerings are higher-cost services that provide professional expertise to our customers as they navigate complicated legal and compliance processes. Our expert offerings include attorney and CPA “assisted” solutions alongside our “do it yourself” offerings for legal, compliance and tax and personal needs. We intend to continue to expand our professional-assisted offerings to complement our technology-enabled solutions and provide more value-added services to both our consumer and small business customers.
We aim to increase the consumption of our expert offerings by existing customers through targeted cross-selling and promotion of our products, as well as by improving the platforms through which our customers and experts interact. We also aim to attract new customers to our expert offerings by enhancing and creating new top of funnel entry points to these offerings. For example, our proprietary patent-pending artificial intelligence-powered document summarization tool, Doc Assist, and our newly revamped library of attorney vetted legal forms help drive traffic to our website and promote our expert offerings.
Our Products and Services
Our transaction products and subscription services are designed to support the legal, compliance, and business management needs of small businesses and consumers.
Transaction products
Our primary transaction products are listed in the following table:

Transaction Products for Small Businesses	Transaction Products for Consumers

Business Formation
Limited Liability Company, or LLC
Incorporation of C and S Corporations
Nonprofit Formation
Doing-Business-As, or DBA
Corporate Changes and Filings
Business Licenses
Legal Forms
Beneficial Ownership Information Report
Intellectual Property
Trademark Application
Copyright Registration
Patent Application
Tax Services
Business and Personal Tax Preparation
Consumer, Estate Planning and Other Last Will and Testament Living Will Living Trust Power of Attorney Name Change
Subscription services
At December 31, 2023, we had over 1.5 million subscription units outstanding. Our subscription agreements generally have annual terms, while some have monthly terms. Our primary subscription services are listed in the following table, and a more detailed description of certain of our subscription services is provided below:

Small Business Subscriptions	Consumer Subscriptions

Registered Agent Compliance Attorney Advice through our Legal Plans Tax Advice & Preparation Accounting eSignature Legal Forms Virtual Mail and Check Deposit Services Trademark Monitoring	Attorney Advice through our Legal Plans Estate Planning Bundle Legal Forms Virtual Mail and Check Deposit Services
Registered agent subscriptions. In most states, small businesses are required to have a registered agent, which generally must be an adult or an authorized business that can receive mail or hand-delivered court documents at a physical address during normal business hours. This requirement can be burdensome for many small businesses to handle on their own. With our registered agent subscription, we serve as our customer’s registered agent: accepting their documents through the mail, digitizing critical business documents, and alerting them of critical business documents or notices. This serves to help them adhere to critical tax and annual report deadlines, among other benefits. During the year ended December 31, 2023, we had staffed registered agent locations covering all 50 states.
Compliance subscriptions. Our compliance subscriptions provide assistance with state-mandated regulatory filings, such as corporate annual reports that are required to keep a business entity in good standing, as well as certain federally-mandated filings, such as the beneficial ownership information report required as of January 2024 by the U.S. Federal Crimes Enforcement Network. These compliance subscription plans also monitor the status of our customers’ businesses with certain state agencies to help customers stay abreast of important deadlines and to provide alerts to notify them if their business falls out of good standing.
Attorney advice subscriptions. For small businesses and consumers seeking legal advice, we offer subscription legal plans that provide access to independent attorneys in all 50 states. We also offer attorney advice subscription packages that include other benefits, such as the ability to edit and electronically sign forms from our attorney-drafted legal forms library, discounts on additional legal services offered by the network attorney, and, in some cases, an annual checkup with the network attorney for estate planning purposes.
Tax subscriptions. Our LegalZoom-fulfilled tax subscription, or LZ Tax, includes tax preparation and advice from a tax expert, either a CPA or an enrolled agent, on essential tax matters at both state and federal levels. Our services include unlimited calls and messages with a tax expert, advice on self and employee payments and deductions, access to our LZ Books accounting solution, quarterly tax estimates and federal extensions.
Virtual mail subscriptions. The rise of the gig economy and the increase in remote work have resulted in an increasing number of small businesses operating out of a home or personal address. Our virtual mail subscription, or LZ Virtual Mail, protects our customers’ personal information by providing an independent business address. It also provides our customers flexibility by allowing them to check their mail from anywhere. Our virtual mail services include mail receipt, sorting, digitization, check depository services, and shipment or storing of select mail.
Legal forms and eSignature subscriptions. We offer other subscriptions, including unlimited access to our library of customizable legal forms, electronic storage of applicable LegalZoom documents, and document revisions. We also offer eSignature subscriptions, which allow customers to upload their own documents or draft new documents using one of our attorney-drafted legal form templates and then sign and manage those documents online, all in one place.
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
Intellectual Property
We believe that our proprietary technology is an important and valuable part of our business. We protect this proprietary technology by relying on a variety of intellectual property mechanisms including copyright, patent and trademark laws, restrictions on disclosure and other methods. We frequently file applications for trademarks and service marks in order to protect our intellectual property.
We have various trademark registrations in the U.S. and in foreign jurisdictions, as well as pending trademark applications in the U.S. We have no issued patents, but we have a patent-pending application in the U.S. We also license intellectual property from third-parties, such as software used to support our technology and operations.
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
Sales and Marketing
We invest significantly to create a highly recognizable brand, online and offline and we attract a meaningful percentage of unpaid website traffic, underscoring our brand strength and content offering. Our content marketing includes educational initiatives such as our Article Center on our website, where we create content to better inform our customers on how they can plan for and protect themselves, their families, and their businesses.
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
Human Capital Management
At December 31, 2023, we, together with all our subsidiaries, had 1,190 employees worldwide. At December 31, 2023, we also engaged approximately 70 seasonal workers as well as 600 contractors and consultants globally. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we believe that our employee relations are strong.
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
At LegalZoom, our values are Lift Each Other Up, Champion Our Customers, See the Whole Picture, Focus on Results, and Keep It Simple. These values shine through in all that we do to foster an inclusive and empowering culture, as we continue to focus on the well-being and success of our employees. We monitor the state of our employees’ happiness with regular engagement surveys, open feedback forums, and action planning based on results. We continue to see favorable engagement scores, particularly in overall satisfaction or OSAT, and Net Promoter Score, or NPS, when our employees are asked the likelihood of recommending LegalZoom as a great place to work.
We have remained agile to accommodate the ever-changing needs of our employees since the pandemic. In 2021, we adopted our remote first model, which required coordinated efforts across the organization to operationalize. Since then, our strategy has been focused on engaging employees virtually to support working from home by launching virtual productivity and collaboration tools, and driving engagement through virtual events. We utilize our office locations in Los Angeles, CA, Mountain View, CA, Austin, TX, Beaverton, OR, and Frisco, TX for engagement events, in-person meetings, team offsites, and more to build connection and productivity. This approach has allowed us to build foundational infrastructure and establish a stronger culture both virtually and in-person.
We have also invested in employee engagement to help improve connectedness in our remote-first work environment. In 2023, we refreshed our employee recognition program that rewards and provides visibility to our employees’ accomplishments. We also continue to fuel our organization’s passion for social good, with our employee giving program and tool that provides dollar-for-dollar matching and paid time off for volunteering. Finally, we continue to engage our employees in in-person and remote social impact and Employee Resource Group events, like our annual Impact Week, where we come together to volunteer, learn about causes, and fundraise.
In 2023, we remained committed to our principles of taking care of our employees holistically while continuously looking for ways to improve our overall benefits offering. We offer competitive benefits including: 100% employer-paid medical, travel reimbursement for out-of-state procedures, dental and vision plans, fertility coverage, mental health coverage and workshops, physical wellness, lifestyle benefits, paid-time off, and 401k match. In addition, we made a few meaningful enhancements in 2023’s November Open Enrollment for 2024, including extending mental/physical wellness benefits to dependents, increasing flexibility to bonding leave for new parents, additional sick-time off and paid company holidays, as well as enhancing coverage on our dental plans.
We believe we are thriving when every voice is nurtured and heard. We have seven employee resource groups today, including Pride Zoomer Alliance Network, Lift Every Voice Black Network, RiseUp Women’s Network, Women in Tech Network, Nos Unimos LatinX Network, and LZ Veterans, each with dedicated internal funding, executive sponsorship, and a focus on supporting diversity, equity, and inclusion within and outside of LegalZoom. These networks have built internal mentorship and development programs, host meaningful and educational events, and have contributed to their broader communities outside of LegalZoom through their initiatives.
Government Regulation
We operate in a particularly complex legal and regulatory environment. We are subject to a wide variety of state and federal laws, rules and regulations in the U.S., including those related to internet activities, UPL, the corporate practice of law, or CPL, privacy, data protection, cybersecurity, data retention, consumer protection, content regulation, the processing of legal documents, commercial registered agents, the provision of online payment services and other matters, which are continuously evolving and developing.
Our business model includes the provision of services that represent an alternative to traditional legal services, which has subjected us to allegations of UPL in the U.S. UPL generally refers to an entity or person giving or offering legal advice who is not licensed to practice law. However, laws and regulations defining UPL, and the governing bodies that enforce UPL rules, differ among the various jurisdictions in which we operate. The regulatory environment in the U.S. is evolving slowly with two states so far, Arizona and Utah, approving regulatory reform that permits non-lawyers to co-own law firms and other legal service operations. We received a license to operate one of our U.S. subsidiaries as an ABS in Arizona in September 2021. This Arizona ABS employs and contracts with licensed attorneys to provide limited scope legal services to U.S.-based consumers who purchase such services on our websites. While we believe this ABS structure is legally permissible, it is generally untested in U.S. courts and we cannot assure you that it will insulate us from claims of CPL or UPL. These laws and regulations are regularly evolving and tested in courts, and may be interpreted, applied, created, or amended, in a manner that could harm our business.
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
Corporate and Other Information
We are headquartered in Glendale, California. We were incorporated as a California corporation in July 1999 and converted to a Delaware corporation in February 2007. Our website is located at https://www.legalzoom.com/.
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

Item 1A. Risk Factors
Our business involves significant risks, and the material factors that make an investment in us risky or speculative are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes thereto. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects, as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose part or all of your investment.
Risks Relating to Our Business and Industry
Our business primarily depends on business formations
Our success significantly depends on business formations. The majority of our transaction revenue is generated by providing business formation services to guide our customers through the transition from being aspiring business owners to launching their entities. In 2023 and 2022, business formations represented the largest share of our total transaction orders. The number of business formations on our platform is subject to unpredictable declines or fluctuations as a result of a number of factors, many of which are out of our control, including an overall decline in the number of U.S. business formations, an economic slowing or downturn, a public health pandemic or epidemic, increased competition, compliance or operating costs (including wage and benefit pressures), regulatory obstacles, changes in law (including changes in tax laws and regulations), changes in the business environment from inflation, interest rates, government assistance or other factors, and dissatisfaction with our services. Declines in the overall number of business formations or the number of business formations on our platform have adversely affected, and may in the future adversely affect, our business, results of operations, financial condition or future prospects. To the extent the growth rate of new business formations declines, these impacts can be expected to intensify.
Our business depends substantially on our customers expanding their use of our platform, including converting our transactional customers to subscribers and our subscribers renewing their subscriptions with us
For the past few years, a significant amount of our revenue has been derived from our subscriptions for small businesses and individuals. In 2023, approximately 62% of our revenue came from subscriptions. Subscriptions have primarily originated from transactional customers who opted to become subscribers. For us to maintain or improve our operating results, it is important that we convert transactional customers into subscribers, retain our existing subscribers and that our subscribers renew their subscriptions with us when the existing subscription term expires. However, subscriptions may be terminated at any time, and the rate at which we retain our subscribers may decline or fluctuate as a result of a number of factors, including subscribers’ satisfaction or dissatisfaction with our platform, the effectiveness of our customer support services, the quality and perceived quality of the services provided by our tax professionals and the independent attorneys who participate in our legal plan network, our pricing and the pricing of competing products or services, the lifecycle of our customers’ businesses and their evolving needs, and the effects of global economic conditions, regulatory changes and reductions in subscribers’ discretionary income and spending levels. As a result, we cannot accurately predict subscription renewal rates or the number of our existing or new customers that will subscribe to our subscription services, including whether customers will continue to subscribe at the same rate as they have historically. If we are unable to continue to convert our transactional customers to subscribers, retain our existing subscribers or our existing subscribers do not expand the use of our platform, our business, results of operations, financial condition and future prospects would be adversely affected. If the growth of our subscription business falls below the expectations of the public market, securities analysts or investors, the price of our common stock could also be harmed.
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
•changes in stock-based compensation;
•the application of new or changing financial accounting standards or practices;
•our ability to increase, retain and incentivize the strategic partners that market and sell our platform;
•our ability to control costs, including our operating expenses;
•changes in governmental or other regulations affecting our business;
•changes to government agency staffing and other practices and the functionality of their websites, which may cause delay or disruptions in our business, including the processing of business formations or Employer Identification Numbers, or EINs;
•adverse global macroeconomic and market conditions, including economic conditions specifically affecting industries in which our customers operate; and
•general geopolitical events and conditions, both domestically and internationally, such as the war in Ukraine and the Israel-Hamas conflict.
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

We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to maintain profitability
Since inception, we have incurred an accumulated deficit and may incur net losses in the foreseeable future. At December 31, 2023, we had an accumulated deficit of $933.1 million.
We will need to generate and sustain increased revenue levels in future periods in order to maintain or increase our level of profitability. We expect our cost of revenue and operating expenses to increase as we continue to invest in enhancing our customer experience and in new product development, including expert-assisted offerings for our tax and attorney-assisted legal offerings. If our revenue and gross profit do not grow at a greater rate than our operating expenses, we will not be able to maintain or increase profitability and our business may be harmed. We may incur significant losses in the future for a number of reasons, including due to the risks and uncertainties described herein. Even if we are profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to achieve sustained profitability would depress the value of our company and could impair our ability to raise capital, expand our business, diversify our product offerings, market our current and planned products, or continue our operations.
If we fail to provide high-quality products and services, customer care and customer experience and add new products and services that meet our customers’ expectations, we may not be able to attract and retain customers
In order to increase revenue and maintain profitability, we must attract new customers and retain existing customers. The quality and value of our services, customer care and customer experience, as well as the quality and accuracy of the services provided by our accountants and the independent attorneys who participate in our and our partner’s networks, are critical to the success of our business and our ability to attract and retain customers. The failure or perceived failure of these independent attorneys and accountants to satisfy customer expectations could impede our ability to attract and retain customers.
In addition, we intend to continue to add new services and enhance our existing product and services, which will require us to devote significant resources before we know whether such products or services will be successful. For instance, in August 2023 we launched LZ Books, a simple online accounting solution, and in November 2023 we launched a new business license offering. The success of any new products or services or enhancements to existing products or services depends on several factors, including timely completion, competitive pricing, adequate quality testing, introduction, integration with existing products and services, and market acceptance. We have in the past invested resources and introduced new products and services that have failed to produce the customer interest that we expected. We may fail to attract new customers or lose existing customers if current or future development efforts or services fail to meet customer expectations on a timely basis if at all. If we are unable to continue offering innovative solutions or if new or enhanced solutions, including LZ Tax or LZ Books, fail to engage our customers, we may be unable to attract additional customers or retain our current customers, which may adversely affect our business, results of operations, financial condition or future prospects.
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

The legal solutions market is highly competitive and our failure to effectively compete successfully could materially and adversely affect our business, results of operations, financial condition and future prospects
We operate in a very competitive industry. We face intense competition from law firms and solo attorneys, online legal document services, legal plans, secretaries of state, tax preparation companies and other service providers. The online legal solutions market is evolving rapidly and is becoming increasingly competitive. New market entrants that provide technologies that improve the delivery of legal solutions, such as generative AI and machine learning, could also increase the level of competition in the market. Other companies that focus on the online legal document services market or business formations, including law firms that may elect to pursue the online legal document services market, can and do directly compete with us. Law firms and solo attorneys, who provide in-person consultations and are able to provide direct legal advice that we generally cannot offer due to laws and regulations regarding the unauthorized practice of law, or UPL, compete with us offline and have developed and may continue to develop competing online legal services. We also compete in the registered agent services business with several companies that target small businesses, and these competitors have extensive experience in this market. In addition, if U.S. state or federal agencies increase their offerings to our target customers or if their offerings become more attractive to our target customers, including through free and easy-to-use business formation services or other document filing portals, it could have a significant adverse effect on our business, financial condition or results of operations. For example, certain U.S. states offer online portals where consumers may file their articles of organization for free, other than filing fees. We also compete in the tax advisory and preparation services business with several companies, many of which are larger and more experienced. To the extent we are unable to compete, our business, results of operations, financial condition or future prospects may be harmed.
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
Our business depends on our brand and reputation, which could be adversely affected by numerous factors
We believe our brand has contributed to the success of our business and we have made substantial investments to build and strengthen our brand and reputation. Maintaining and enhancing the LegalZoom brand and our reputation is critical to growing and retaining our customer base. Regulatory proceedings, consumer claims, false and misleading advertising claims, litigation, customer complaints or negative publicity through word-of-mouth, social media outlets, blogs, the Better Business Bureau and other sources related to our business practices, as well as customer care, data privacy or security issues, irrespective of their validity, could diminish confidence in our services and adversely affect our brand and reputation and our ability to attract and retain customers.
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

We are incorporating generative AI into some of our products, which may present both compliance risks and reputational risks
We have incorporated and intend to continue incorporating a number of generative AI features into our products. For instance, in September 2023 we announced the beta launch of Doc Assist, a document summarization product that uses generative AI to help small businesses review documents. This technology, which is a new and emerging technology that is in its early stages of commercialization, presents a number of risks inherent in its use. Generative AI technologies can create accuracy issues, unintended biases and discriminatory outcomes. If the recommendations, forecasts, content, or analyses that AI applications, including Doc Assist, assist in producing are or are alleged to be deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. Some AI scenarios may also present ethical issues. Though measures have been taken to address algorithmic bias, if we enable or offer AI solutions that are controversial because of their perceived or real impact on human rights, privacy, employment, or other social issues, we may experience brand or reputational harm. Additionally, potential government regulation related to AI use and/or related ethics issues may expose us to legal liability and/or increase the burden and cost of research and development in this area, and failure to properly remediate AI usage or ethics issues may cause public confidence in AI to be undermined, which could slow adoption of AI in our solution.
If our marketing efforts are unsuccessful, our business, results of operations, financial condition and future prospects may be adversely affected
Our ability to attract new customers and retain existing customers depends in large part on the success of our marketing channels. The primary marketing channels that generate traffic for our websites include search engine marketing, social media and other digital channels, television and our sales team.
Our ability to maintain or increase customer traffic to our websites from internet search engines is not entirely within our control. We rely on both algorithmic and paid listing internet search results to drive customer traffic to our websites. Algorithmic listings are determined and displayed solely by a set of formulas designed by internet search engine companies. Internet search engines periodically revise their algorithms, methodologies and displays or incorporate AI into their platforms in ways that we cannot predict. Such changes have adversely affected, and may continue to adversely affect, the placement of our search result page ranking, which could reduce traffic to our websites. In addition, we can purchase paid listings, which are displayed if particular words or terms are included in a customer’s internet search. We bid for paid listings against our competitors and third parties that may outbid us for preferred placement, which could adversely impact advertising efficiency and customer acquisition efforts. If competition for paid listings increases or if paid listings prohibit the use of particular words or terms, we may be required to increase our marketing expenses or reduce the number or prominence of these paid listings. If we reduce our internet search engine advertising, the number of customers who visit our websites could decline significantly. Additionally, changes in regulations or the business practices of third parties could limit our ability and the ability of search engines and social media platforms, including Google and Meta Platforms, to collect data from users and engage in targeted advertising, making them less effective in disseminating our advertisements to our target customers. The regulation of the use of cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such practices could adversely affect our business.
A reduction or loss of any of our advertising channels may adversely affect our ability to attract new customers, which could adversely affect our business, results of operations, financial condition and future prospects.
We depend on top talent, including our senior management team, to grow and operate our business, and if we are unable to hire, retain or motivate our employees, we may not be able to grow or operate effectively, which may adversely affect our business and future prospects
Our future success will depend upon our continued ability to identify, hire, develop, motivate and retain top talent. Competition for such talent is intense, particularly within the technology industry. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation and benefit packages before we can validate the productivity of those employees, a practice which may not be sustainable and, even if sustainable, can be costly. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications which may, among other things, impede our ability to execute our growth strategies or continue to operate our business in a satisfactory manner. In addition, our remote first work policy, which results in a predominantly remote workforce, has made it difficult to orient, train, develop, motivate, and engage with our employees and embed them into the LegalZoom culture. If we are not able to effectively attract or retain quality employees and manage our workforce, including, for example, if employee relations deteriorate or a portion of our employees were to become unionized, disruptions to the business will occur, our costs will increase, our ability to achieve our strategic objectives will be adversely impacted, our brand or reputation could suffer, and our business may be adversely affected. In addition, we have in the past, and may in the future, conduct reduction in workforce actions, which can lead to the elimination of roles causing unexpected adverse impacts on our business. These adverse impacts can include attrition beyond the intended reduction in workforce, delays in the development of new products or services due to gaps in knowledge transfer and new employee ramp up time, an increased risk of litigation, the distraction of employees, and reduced employee morale, any of which could also adversely affect our reputation as an employer and make it more difficult for us to hire new employees in the future.
In addition, if we cannot attract additional, qualified independent attorneys to participate in our legal plan network to service the needs of our legal plan subscribers, attorneys to support our attorney assisted legal offerings, and qualified certified public accountants, enrolled agents, and tax professionals to service the needs of our subscribers, or if these attorneys, accountants and tax professionals encounter regulatory issues that prevent them from being able to service the needs of our customers, we may not be able grow and maintain our legal plan subscription business, other assisted legal solutions or tax offerings and, as a result, our business, revenue, results of operations and future prospects may be adversely affected.
Our business and success depend in part on our strategic relationships with third parties, including our partner ecosystem, and our business may be harmed if we fail to maintain or expand these relationships
We depend on, and anticipate we will continue to depend on, various third-party relationships to sustain and grow our business. For example, we currently partner with a variety of third-parties to provide website development, credit card and banking services, productivity tools and business insurance, among others. Our sales and our customers’ user experience depend on our ability to connect and integrate easily to such third party solutions. We have in the past and may in the future determine to exit certain partnership relationships, and we may also fail to retain and expand partnership relationships for many reasons, including third parties’ failure to maintain, support, or secure their technology platforms in general, restrictions imposed by regulatory compliance, and our integrations in particular. Any such termination of a partnership relationship, whether voluntary or involuntary, could harm our relationship with our customers, our reputation and brand, our business and results of operations, and our future prospects.
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
Our reliance on third party providers could adversely affect our business
We rely on third parties to fulfill portions of the services we offer and to support our operations. For example, we rely on government agencies, including secretary of state offices, the U.S. Internal Revenue Service and the U.S. Patent and Trademark Office, to process business formation documents, tax filings and intellectual property applications. These agencies have in the past and may in the future be unable or refuse to process submissions in a timely manner, including as a result of any government shutdowns, slowdowns or staffing shortages. To the extent we are unable to process submissions or filings in a timely manner, our brand and reputation may be adversely affected, or our customers may seek other avenues for their business formation, tax or intellectual property needs.
We also utilize third parties in connection with the fulfillment and distribution of our services, including the independent attorneys in our legal plan network, the accountants and tax professionals through our subscription plans, and a third party to support our registered agent subscription services. We also outsource certain operational functions. As a result, we rely on third parties to ensure that our and our customers’ needs are sufficiently met. While we select third party providers carefully, we have limited control over their actions. If these third party providers encounter difficulties, or if we have difficulty communicating with them, our business operations could be adversely affected. This reliance on third party providers also subjects us to risks arising from the loss of control over processes, and potentially, termination of these services by the third parties. A failure of our third party providers to perform services in a satisfactory manner may have a significant adverse effect on our business. In addition, our platform interoperates with certain third party sites. As a result, our results may be affected by the performance of those parties and the interoperability of our platform with other sites. If certain third parties limit certain integration functionality, change their treatment of our services at any time, or experience quality issues, such as bugs and defects, our revenue, results of operations and future prospects may be adversely affected.
We also utilize various types of data, technology, intellectual property and services licensed or otherwise obtained from unaffiliated third parties in order to provide certain elements of our solutions. For example, we rely on cloud computing infrastructure, particularly from Amazon Web Services, or AWS, to host our platform and support our operations. We exercise limited, if any, control over these third parties, including AWS, which increases our vulnerability to problems with the services they provide for us and to security incidents or breaches affecting the data and information they hold or process on our behalf. Any errors, defects, bugs or other vulnerabilities in any third party data or other technology could result in errors in our solutions that could harm our business, damage our reputation and result in losses in revenue, and we could be required to undertake substantial additional research and expend significant development resources to fix any problems that arise. In addition, licensed data, technology, intellectual property and services may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of these services on commercially reasonable terms, or at all, could result in delays in producing or delivering our solutions until equivalent data, technology, intellectual property or services are identified and integrated, which delays could harm our business. In this situation we would be required to either redesign our solutions to function with such equivalent data, technology, intellectual property or services available from other parties or to develop these components or services ourselves, which would result in increased costs and potential delays in service. Furthermore, we might be forced to limit the features available in our current or future solutions. If we fail to maintain or renegotiate any of these data, technology or intellectual property licenses or services, we could face significant delays and diversion of resources in attempting to develop similar or replacement technology, or to license and integrate a functional equivalent of the relevant data, technology, intellectual property or service. The occurrence of any of these events may have an adverse effect on our business, financial condition, results of operations and future prospects.
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
•maintain and expand our customer base;
•increase revenue from existing customers through increased or broader use of our platform, including through maintaining and/or increasing the rate at which customers purchase our subscriptions;
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
Our focus on the long-term best interests of our company and our consideration of our stakeholders, more broadly, including our stockholders, customers, employees, and other stakeholders that we may identify from time to time, may conflict with short- or medium-term financial interests and business performance, which may negatively impact the value of our common stock
We believe that focusing on the long-term best interests of our company and our consideration of our stakeholders more broadly, including our stockholders, customers, employees, partners, the communities in which we operate, and other stakeholders we may identify from time to time, is essential to the long-term success of our company and to long-term stockholder value. Therefore, we have made decisions, and may in the future make decisions, that we believe are in the long-term best interests of our company and our stockholders, even if such decisions may negatively impact the short- or medium-term performance of our business, results of operations, and financial condition or the short- or medium-term performance of our common stock. Our commitment to pursuing long-term value for our company and our stockholders, potentially at the expense of short- or medium-term performance, may materially adversely affect the trading price of our common stock, including by making owning our common stock less appealing to investors who are focused on returns over a shorter time horizon. Our decisions and actions in pursuit of long-term success and long-term stockholder value, which may include changes to our platform to enhance the experience of our customers, partners and the communities in which we operate, enabling equitable access to legal and compliance services, investing in our relationships with our customers, partners, and employees, investing in and introducing new services, or changing our approach to working with local or national jurisdictions on laws and regulations governing our business, may not result in the long-term benefits that we expect, in which case our business, results of operations, financial condition and the trading price of our common stock could be materially adversely affected.
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
We may not effectively ensure that online services and physical locations are protected from significant outages, denial or degradation of service attacks, natural disasters, including adverse weather conditions, and other disruptions, any of which could adversely affect our brand and reputation, business, results of operations, financial condition and future prospects
A key element of our business operations and continued growth is the ability of our customers to access our websites and mobile applications and our ability to fulfill orders placed through such platforms. Our systems may not be adequately designed with the necessary reliability to avoid performance delays, disruptions or outages that could be harmful to our business. We have experienced, and may in the future experience, website and service disruptions, outages and other performance problems due to a variety of factors, including infrastructure maintenance, natural disasters, human or software errors, ransomware attacks, capacity constraints, denial or degradation of service, fraud, climate change and extreme weather-related events, terrorism, war, telecommunications and electrical failures, cyberattacks or other security-related incidents. In some instances, the steps we have taken to try to prevent these attacks and disruptions and mitigate their potential impact on our systems and operations may be expensive and may not be successful. In addition, dependence upon information systems (including automated systems) may further increase the risk that operational system flaws, personnel error or malfeasance (including of service providers upon which we rely), or manipulation of those systems will result in defects or efforts that are difficult to detect. We may not be able to identify the cause or causes of any website or mobile application performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our website or mobile application performance, especially during peak usage times, if the number of online services we offer increases, our services become more complex, or our customer traffic grows. If our websites or mobile applications are unavailable when customers attempt to access them, our customers may seek other solutions to address their needs and may not return to our websites or mobile applications in the future. In addition, if our customers are unable to access the information they store on our platform for even limited periods of time or we otherwise experience a compromise in customer information, we may have obligations (under laws, contracts, privacy notices or other commitments) to notify relevant stakeholders (such as regulators and affected individuals), which may increase the likelihood of regulatory investigations into our data protection practices. Any failure to maintain performance, reliability, security or availability of our legal document services and online technology platform to the satisfaction of our customers may harm our brand and reputation, as well as our ability to retain existing customers and attract new customers, which could adversely affect our business, results of operations, financial condition and future prospects. In addition, to the extent that we do not effectively address future capacity constraints, upgrade and protect our systems, and continually develop our online legal platform to accommodate actual and anticipated technology changes, our brand and reputation, business, results of operations, financial condition and future prospects could be adversely affected.

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

We may from time to time become involved in litigation, arbitration or government investigation matters that are expensive and time consuming and, if resolved adversely, could harm our brand and reputation, business, results of operations, financial condition or future prospects
We are susceptible to various legal claims, lawsuits, arbitration, regulatory action or other proceedings, including those related to the unauthorized practice of law, patent, trademark, trade secret and other intellectual property matters, taxes, labor and employment, competition and antitrust, privacy, data use, data protection, data security, network security, wiretapping, consumer protection and product liability, unfair business practices, breach of contract and other matters. We have been and may in the future become subject to various claims which, if resolved adversely, could have a material adverse effect on our financial position, results of operations, or cash flows. We anticipate that we will continue to be a target for such lawsuits in the future.
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
We also may encounter future claims. For example, our United Kingdom, or U.K. subsidiary previously operated as an alternative business structure, or ABS, which allows corporate entities to become licensed providers of reserved legal activities in that jurisdiction. Similarly, our U.S. subsidiary, LZ Legal Services, LLC, was licensed in September 2021 as an Arizona ABS and became operational in July 2022. As a result, these subsidiaries may be susceptible to potential claims from clients, such as breach of contract, product liability, negligence or other claims. Any such claims could result in reputational damage or an adverse effect on our results of operations. The professional liability insurance held by these subsidiaries and limiting their respective liability in accordance with engagement letters with clients may not insure or protect against all potential claims or sufficiently indemnify us or either subsidiary for all liability that may be incurred. Any such liability, inclusive of the costs and expenses that may be incurred in defending any such claims, that exceeds the insurance coverage could have a material adverse effect on our business, results of operations, financial condition, or future prospects.
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

Risks Relating to Our Financial Condition, Indebtedness and Capital Requirements
Our results of operations may not immediately reflect downturns or upturns in sales because we recognize revenue from our customers over the term of their paid subscriptions with us
We recognize revenue from paid subscriptions to our services over the respective term of the subscription period. For example, after a short introductory trial period, if any, subscribers can make a subscription commitment, with the upcoming subscription fee paid upon subscribing. As a result, much of our revenue is generated from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. Consequently, a shortfall in demand for our services or a decline in new or renewed subscriptions in any one quarter may have a small impact on the revenue that we recognize for that quarter but could negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and potential changes in our pricing policies or rate of customer expansion or retention may not be fully reflected in our results of operations until future periods. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the life of the subscription agreement. As a result, growth in the number of customers could continue to result in our recognition of higher costs and lower revenue in the earlier periods of our subscription agreements. Finally, our subscription-based revenue model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers and significant increases in the size of subscriptions with existing customers must be recognized over the applicable subscription term.
We track certain financial and operating metrics with internal systems and tools and do not independently verify such metrics. Certain of our financial and operating metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business
We track certain financial and operating metrics, including key business metrics such as number of transactions, number of subscription units and average revenue per subscription unit, with internal company data, systems and tools that are not independently verified by any third-party. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. If the internal systems and tools we use to track these metrics under count or over count performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our services are used across large populations globally. For example, there are customers who have multiple subscriptions, which we treat as multiple subscription units for purposes of calculating our subscription units.
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
We are in the process of implementing a new revenue recognition accounting software system and challenges with the implementation of the system may impact our business and operations
We are in the process of implementing a new revenue recognition accounting software system, which we expect to complete in the first quarter of 2024. The implementation efforts of the revenue recognition accounting software may prove to be more difficult, costly, or time consuming than expected, and it is possible that the system will not yield the benefits anticipated. Any disruptions, delays or deficiencies in the design and implementation of our new revenue accounting software program could materially impact our operations, cause operational difficulties or lead to errors within our financial reporting.
We have in the past identified material weaknesses in our internal control over financial reporting, and if we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may decline
We are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. On an annual basis, we are required to furnish a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting.
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
We have found material weaknesses in our internal control over financial reporting in the past and our prior material weakness related to our income tax provision resulted in the restatement of our unaudited condensed consolidated financial statements for the quarters and year-to-date periods ended March 31, 2022, June 30, 2022 and September 30, 2022. Although we remediated our material weaknesses and management concluded that our internal control over financial reporting was effective as of December 31, 2023, we cannot assure you that there will not be additional material weaknesses in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. In addition, any future material weaknesses could result in the loss of investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be negatively affected, and we could be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which would also require additional financial and management resources. Failure to maintain effective control systems required of public companies could also restrict our future access to the capital markets.
The agreement governing our revolving credit facility requires us to meet certain operating and financial covenants and places restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business
The revolving facility that we entered into in July 2, 2021, or the 2021 Revolving Facility, contains affirmative and negative covenants, indemnification provisions and events of default. The affirmative covenants include, among others, administrative, reporting and legal covenants, in each case subject to certain exceptions. The negative covenants include, among others, limitations on our and certain of our subsidiaries’ abilities to carry out the following, in each case subject to certain exceptions:
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
Our ability to use our NOL carryforwards may be limited
We have incurred substantial losses during our history and may not be able to maintain profitability. Unused U.S. federal net operating losses, or NOLs, for taxable years beginning before January 1, 2018, may be carried forward for 20 years to offset future taxable income, if any, until such unused NOLs expire. Under the 2017 Tax Cuts and Jobs Act, or the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, U.S. federal NOLs incurred in taxable years beginning after December 31, 2017, can be carried forward indefinitely and are limited to 80% of taxable income. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards to offset its post-change income or taxes may be limited. We have completed a Section 382 study and have determined that none of our NOLs will expire solely due to Section 382 limitations. However, we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which may be outside of our control. This could limit the amount of NOLs that we can utilize annually to offset future taxable income or tax liabilities. Subsequent ownership changes and changes to the U.S. tax rules in respect of the utilization of NOLs may further affect the limitation in future years. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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
•changes in tax laws, tax treaties, and regulations or the interpretation of them, including the Inflation Reduction Act of 2022, or the IRA, the Tax Act and the CARES Act;
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

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations
New tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted differently, changed, modified, or repealed at any time. Any such enactment, interpretation, change, modification, or repeal could adversely affect us, possibly with retroactive effect. For example, the IRA imposes, among other rules, a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on certain corporate stock repurchases. The imposition of the excise tax could increase the cost to us of making repurchases of our stock and cause us to reduce the number of our shares repurchased pursuant to our stock repurchase program. In addition, for certain research and experimental expenses incurred in taxable years beginning after December 31, 2021, the Tax Act requires the capitalization and amortization of such expenses over five years if incurred in the U.S. and fifteen years if incurred outside the U.S., rather than deducting such expenses currently. Although there have been legislative proposals to repeal or defer such requirement, there can be no assurance that such requirement will be repealed, deferred, or otherwise modified.
In addition, changes in the tax laws of foreign jurisdictions could arise as a result of the global implementation of the Inclusive Framework on Base Erosion and Profit Shifting and Pillar Two Model Rules, announced by The Organization for Economic Cooperation and Development (OECD). This change, or any other changes in foreign tax laws, if enacted, could increase our tax obligations in the countries where we do business or require us to change the manner in which we operate our business.
Changes in corporate tax rates, the realization of net deferred tax assets, the taxation of foreign earnings or any future reform legislation, could potentially have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future tax expense.
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
•Regulations regarding virtual mail, including those imposed by the U.S. Postal Service, are new and evolving, are generally untested in U.S. courts, and may be interpreted, applied, created or amended by both federal and state agencies in a manner that could harm our business.
•Regulation of our legal plans varies considerably among the insurance departments, bar associations, Supreme Courts and attorneys general of each U.S. state. In addition, some U.S. states and federal agencies may seek to regulate our legal plans or other subscription plans.
The scope of the state and federal laws and regulations to which we are subject are often vague and broad, and their applications and interpretations are often uncertain and conflicting. Compliance with these disparate laws and regulations requires us to structure our business and services differently in certain jurisdictions. Additionally, these laws and regulations are evolving, and changes in, or new interpretations of, such laws could require us to significantly change the ways we currently structure our business and services. These laws and regulations could also make it more difficult for us to convert our transactional customers to subscribers or attract new subscribers to grow our subscription services. We dedicate significant management time and expense to dealing with these issues and we expect that these issues will continue to be a significant focus as we expand into other services and jurisdictions.

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
Our Arizona subsidiary, which is licensed as an ABS, may not insulate us from claims of the unauthorized practice of law and is subject to restrictions under Arizona Code of Judicial Administration
Arizona currently permits non-lawyers to co-own law firms and other legal service operations. In September 2021, we received our license to operate our Arizona ABS, which employs and contracts with licensed attorneys to provide limited scope legal services to U.S.-based consumers who purchase such services on our websites. Our U.S. subsidiary, LZ Legal Services, LLC, which holds the license to operate the Arizona ABS, may be susceptible to potential claims from clients, such as breach of contract, product liability, negligence or other claims. Any such claims could result in reputational damage or an adverse effect on our results of operations. In addition, this structure is generally untested in U.S. courts and we cannot assure you that it will insulate us from claims of CPL or UPL. The professional liability insurance held by our U.S. subsidiary and limiting its liability in accordance with its engagement letters with clients, may not insure or protect against all potential claims or sufficiently indemnify us or our U.S. subsidiary for all liability that may be incurred. Any liability, inclusive of the costs and expenses that may be incurred in defending any such claims, that exceeds our insurance coverage could have a material adverse effect on our business, results of operations, financial condition, or future prospects.
In addition, under Section 7-209 of the Arizona Code of Judicial Administration, or ACJA, there are restrictions on holding an interest of 10% or more in the issued share capital of a licensed ABS or the parent company of a licensed ABS. As our U.S. subsidiary is a licensed ABS for the purposes of the ACJA, these restrictions apply to any holder(s) of 10% or more of our common stock. Each “authorized person”, as defined in ACJA 702-9, including the members of our board of directors, could be required to file an ABS Authorized Person application with the Arizona Supreme Court when determined to be seeking a restricted interest. The Arizona Supreme Court may attach conditions to any authorization granted in respect to holding of a restricted interest.
The Arizona Supreme Court can force any person who acquires a restricted interest in contravention of the applicable rules, whether knowingly or unknowingly, to divest its share ownership in the licensed ABS or its parent company. The Arizona Supreme Court also has the ability to suspend or revoke our U.S. subsidiary’s licensed ABS status in the event any such contravention occurs. Any suspension or revocation of our U.S. subsidiary’s licensed ABS status would have a serious detrimental impact on our business, and, in such circumstances, we would seek to collaborate with the Arizona Supreme Court to minimize any resultant business disruption.
If the independent professionals who participate in our or our partners' networks, or otherwise work with LegalZoom as a consultant or contractor, are characterized as employees, we would be subject to employment and withholding liabilities and regulatory risks
We structure our relationships with the independent attorneys and independent accountants who participate in our and our partners' networks in a manner that we believe results in an independent contractor relationship, not an employee relationship. On the other hand, some of our LZ Tax offerings and our intellectual property offerings are fulfilled by our or our subsidiaries’ own employee accountants, tax professionals, lawyers and fulfillment staff. We also use contractors, temporary employees and/or consultants as part of our operations. An independent contractor is generally distinguished from an employee by his or her degree of autonomy and independence in providing services. A high degree of autonomy and independence is generally indicative of a contractor relationship, while a high degree of control is generally indicative of an employment relationship. Tax or other regulatory authorities may in the future challenge our characterization of the independent attorneys and accountants who participate in our and our partners' networks of these relationships, or the other contractors and consultants used by us. If such regulatory authorities or state, federal or foreign courts were to determine that these attorneys, accountants or other contractors and consultants are employees, and not independent contractors, we would be required to withhold income taxes, to withhold and pay social security, Medicare and similar taxes, to pay unemployment and other related payroll taxes and could face allegations of UPL or CPL. We would also be liable for unpaid past taxes and subject to penalties. As a result, any determination that these individuals are our employees could have a material adverse effect on our business, results of operations, financial condition and future prospects. It is also possible that we could face claims of joint employment from the independent professionals who participate in our partner networks or from individuals working as a consultant, temporary employee, or contractor, if they were to pursue employment claims against LegalZoom. If a joint employment relationship is found to exist, joint liability for any successful claims would also likely exist.
Compliance with U.S. and foreign privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and store data, and the failure to comply with such requirements could subject us to significant fines and penalties, which could adversely affect our business, financial condition and reputation
In the ordinary course of business, we collect and otherwise process information from and about our customers and others, which may include personal information and other data. As a result, aspects of our business are subject to laws, rules, regulations and other obligations (such as contracts and privacy notices) relating to privacy and the collection, use and security of personal information. In the United States, federal, state and local governments have enacted or introduced comprehensive data privacy laws and regulations, including the California Consumer Privacy Act of 2018, or CCPA. Other U.S. states, such as Virginia, Colorado, Connecticut, and Utah, have similarly enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. The exercise of these rights may impact our business and ability to provide our products and services. Outside the U.S., an increasing number of laws, regulations and industry standards govern data privacy and security. For example, we are also subject to the European Union’s General Data Protection Regulation, or GDPR. In addition, we are subject to the terms of our privacy policies and obligations to third-parties related to privacy, data protection and information security.
Any actual or perceived failure by us or third-parties working on our behalf to comply with applicable privacy and data security laws, rules and regulations, including the GDPR and the CCPA or related contractual or other obligations, or any perceived privacy rights violation, could lead to investigations, claims, and proceedings by governmental entities and private parties, damages for contract breaches, additional reporting obligations and other significant costs, penalties, and other liabilities, as well as harm to our reputation and market position. In addition, the global regulatory framework for privacy and data security issues is rapidly evolving and privacy and data security laws have been and may in the future be enacted by other U.S. states and countries in which we do business. As a result, interpretation of applicable privacy and data security laws, rules and regulations is ongoing, may not be fully determined at this time and may conflict across jurisdictions. In our efforts to meet the various data privacy obligations that apply to us, we have made and continue to make certain operational changes to our products and business practices. Preparing for and complying with these obligations requires significant time and resources and may necessitate further changes to our information technologies, systems, and practices and to those of our customers, and of any third-parties that process personal information on our behalf. In addition, these obligations may require us to change our business model.
In addition, a growing number of legislative and regulatory bodies have adopted consumer notification and other requirements in the event that consumer information (such as personal information) is actually or reasonably believed to be compromised, and additional regulations regarding the use, access, accuracy, and security of such data are possible. In the U.S., state laws provide for disparate data breach notification regimes. If our practices are deemed to be a violation of applicable data privacy or security obligations, whether or not consistent with current or future regulations and industry practices, we may be subject to public criticism, private class actions, reputational harm, or claims by regulators, which could disrupt our business and expose us to increased liability. Our failure to comply with these obligations, or any future obligations of a similar nature, could result in substantial regulatory penalties, litigation expense, and loss of revenue.
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
Breaches and other types of security incidents of our networks or systems, or those of our service providers, could negatively impact our ability to conduct our business, our brand and reputation, our ability to retain existing customers and attract new customers, and may cause us to incur significant liabilities and adversely affect our business, results of operations, financial condition and future prospects
We collect, use, store, transmit and otherwise process data and information about our customers, employees and others, some of which may be sensitive, personal and/or confidential. Any actual or perceived breach of our security measures or those of our service providers could adversely affect our business, operations and future prospects. Circumvention of our security measures or those of our service providers may result in access, misappropriation, deletion, alteration, publication, modification or other compromise of our information, which could cause interruptions in our business and operations, fraud or loss to third-parties, regulatory enforcement actions, litigation, indemnity obligations and other possible liabilities, as well as negative publicity. Widespread negative publicity may also result from real, threatened or perceived security compromises affecting our industry, competitors and customers. Concerns regarding data privacy and security could cause some of our customers to stop using our services and fail to renew their subscriptions. This discontinuance in use and failure to renew could harm our business, results of operations, financial condition and future prospects.
Our internal information systems, cloud-based computing services, and those of our current and any future service providers are vulnerable to a variety of evolving threats. Cyberattacks and other malicious internet-based activity, such as computer malware, hacking and phishing attempts, continue to increase. In addition to traditional computer “hackers,” sophisticated nation-state and nation-state supported actors now engage in similar attacks (including advanced persistent threat intrusions). Other threats include malicious code (such as viruses, worms and ransomware), social engineering attacks (such as through deep fakes and phishing attacks, cyber extortion, personnel error or malfeasance (including theft and misuse), malware, denial-of-service attacks, supply-chain attacks, software bugs, information systems malfunctions and failures, data loss, and other similar threats are evolving. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products and services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
We have adopted a remote-first policy, which permits personnel to work remotely or virtually indefinitely unless the nature of the personnel’s job requires their in-office presence. This policy, which results in a predominantly remote workforce, poses additional data security risks to our information technology systems and data, as more of our personnel work from home and utilize network connections outside our premises. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Any of the previously identified or similar threats could cause a security breach or other interruption. A security breach or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information.
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
Like many companies, we rely on service providers to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, providers of cloud-based infrastructure, employee email, customer service and other functions. We may share or receive sensitive information with or from third-parties. Our ability to monitor these third-parties’ information security practices is limited, and these third-parties may not have adequate information security measures in place, which could lead to a breach in our information.
If we, or third-parties upon which we rely, experience or are perceived to have experienced (in the past or future) a security breach, we may experience adverse consequences. While we may be entitled to damages if our service providers fail to satisfy their privacy or security-related obligations to us, any award or other recovery may be insufficient to cover our damages.
We implement and maintain security measures designed to protect against security breaches and other compromise. However, there can be no assurance these measures will be effective. For example, we take steps designed to detect, mitigate and remediate vulnerabilities in our information systems (such as our hardware and software, including of third parties upon which we rely). We may not, however, detect and remediate all such vulnerabilities on a timely and effective basis.
We may expend significant resources or modify our business activities to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures designed to protect our information technology systems and information.
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
Increasing and changing government regulation of our business may harm our operating results
We are subject to federal, state, local and international laws and regulations that affect our and our customers' activities, including, without limitation, labor, advertising, sales and marketing, deceptive trade practices, tax, financial services, electronic funds transfer, consumer protection, real estate, e-commerce, promotions, intellectual property ownership and infringement, import and export requirements, anti-bribery and anti- corruption, insurance, foreign exchange controls and cash repatriation restrictions, anti-competition, environmental, health and safety, and other regulated activities. There have been significant new regulations and heightened focus by the government on many of these areas. As we expand our products and services and evolve our business models, we may become subject to additional government regulation or increased regulatory scrutiny. Further, regulators (both in the U.S. and in other jurisdictions in which we operate) may adopt new laws or regulations, change existing regulations, or their interpretation of existing laws or regulations may differ from ours.
In addition, new legislation, regulation, public policy considerations, litigation by the government or private entities, and changes to or new interpretations of existing laws may result in greater oversight of our industry, restrict the types of products and services that we can offer or the prices we can charge, or otherwise cause us to change the way we operate our businesses or offer our products and services. We may not be able to respond quickly to such regulatory, legislative and other developments, and these changes may in turn increase our cost of doing business and limit our revenue opportunities. In addition, if our practices are not consistent with new interpretations of existing laws, we may become subject to lawsuits, penalties, and other liabilities, any of which could have a negative effect on our business, results of operations, financial condition and future prospects.
Changes in state-imposed requirements by one or more states may also significantly increase the costs of providing services to our customers and may prevent us from delivering a quality product to our customers in a timely manner.
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

•an increase or loss of customers;
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
•other events or factors, including those resulting from war, incidents of terrorism, a public health pandemic or epidemic, bank failures, or responses to these events; and
•general macroeconomic, political, regulatory and market conditions, such as those related to recessionary fears, inflation and the rising interest rate environment.
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
A significant portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is performing well
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. At December 31, 2023, holders of approximately 65 million shares of our common stock, are entitled to rights pursuant to an investors’ rights agreement, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If one or more of these holders of our common stock sells a large number of shares by exercising their registration rights, it has in the past and may in the future adversely affect the market price for our common stock. In addition, if we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired.
Concentration of ownership of our common stock among our existing executive officers, directors and affiliated stockholders may prevent new investors from influencing significant corporate decisions
Based upon shares of our common stock outstanding as of December 31, 2023, our executive officers, directors and affiliated stockholders, in the aggregate, beneficially own shares representing approximately 28%

of our outstanding common stock. If our executive officers, directors and affiliated stockholders acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.
In addition, FPLZ I, L.P., FPLZ II, L.P. and their affiliated investment entities, or FP, may have influence over management and control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions. Pursuant to a director nomination agreement previously entered into with FP, we will have the obligation to support the nomination of, and to cause our board of directors to include in the slate of nominees recommended to our stockholders for election, a number of designees equal to at least: (i) two individuals for so long as FP continuously beneficially owns shares of common stock representing at least 50% of the shares of common stock owned by FP immediately following our IPO and (ii) one individual for so long as FP continuously beneficially owns shares of common stock representing at least 25%, but less than 50% of the shares of common stock, owned by FP immediately following the completion of our IPO. LucasZoom, LLC ceased to own any shares of our common stock in November 2023 and, as a result, lost its right to nominate a director to our board of directors under the director nomination agreement.
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
While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such an instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.
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
Item 1B. Unresolved Staff Comments
None

Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We identify, assess and manage material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things, operational risks, intellectual property theft, fraud, extortion, harm to personnel and customers, violation of privacy and security laws and other litigation and legal risk, and reputational risks. We have implemented and continue to maintain various cybersecurity processes, technologies, and controls designed to aid in our efforts to assess, identify, and manage such material risks.
To identify, assess and manage material risks from cybersecurity threats, our enterprise risk management program considers cybersecurity threat risks alongside other company risks as part of our overall risk assessment process. Our enterprise risk management committee, a multidisciplinary committee that includes our Chief Financial Officer, Chief Operating Officer and Chief Technology Officer and is chaired by our General Counsel, collaborates with internal subject matter specialists in an effort to gather information for identifying, assessing and managing material cybersecurity risks, such as information related to their severity, likelihood of occurrence and potential mitigation strategies. At least quarterly, our Chief Information Officer and Senior Director, Information Security, meet with our enterprise risk management committee, together with the rest of our senior leadership team, to present and discuss a cybersecurity risk assessment. Key cybersecurity risks are then incorporated into our enterprise risk management framework. To help inform our cybersecurity risk identification, assessment and management, we also employ a range of tools and services, including network and endpoint monitoring, vulnerability assessments, and periodic penetration testing and tabletop exercises.
In an effort designed to provide for the availability of critical data and systems, manage our material risks from cybersecurity threats, and protect against, detect, and respond to cybersecurity incidents, as such term is defined in Item 106(a) of Regulation S-K, we also undertake the below listed activities:
•closely monitor emerging data protection laws and implement any necessary changes to our processes;
•conduct annual security training for all our employees;
•conduct annual cybersecurity management and incident training designed for certain employees such as those who handle sensitive data;
•conduct phishing email simulations for personnel with access to corporate email systems in an effort to enhance awareness and responsiveness to such possible threats;
•through policy, practice and contract (as applicable) require employees, as well as third-parties who provide services on our behalf, to treat customer information and data with care;
•hold regular meetings of an internal multidisciplinary working group to discuss our cybersecurity incident preparedness;
•run tabletop exercises to simulate a cybersecurity incident and use findings from such exercises in an effort to improve our processes and technologies;
•maintain and regularly review and test a framework designed to help us identify, protect, detect, respond, and recover when there is an actual or potential cybersecurity incident;
•carry information security risk insurance designed to mitigate potential losses arising from cybersecurity incidents.
Our incident response plan coordinates the activities we take to prepare for, detect, respond to and recover from cybersecurity incidents, which include processes designed to triage, assess severity for, escalate, contain, investigate, and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage.
As part of the above processes, from time to time we work with third parties that are intended to help us to identify, assess, and manage cybersecurity risks, including professional services firms, threat intelligence service providers, managed cybersecurity service providers and penetration testing firms.
To operate our business, we utilize certain service providers to perform a variety of functions, such as professional services, data center facilities and other functions. Our processes are designed to address cybersecurity threat risks associated with our use of service providers, including those in our supply chain or who have access to our customer and employee data or our information systems. Certain risks associated with our use of service providers are included within our enterprise risk management assessment program, as well as our processes designed to identify, assess and manage cybersecurity-specific risks, both of which are discussed above. In addition, cybersecurity considerations may affect the selection and oversight of our service providers. We perform diligence on certain service providers that have access to our systems, data or facilities that house such systems or data. This diligence may include a review of the service providers’ internal and/or external security audits and certifications. Additionally, we may impose specific cybersecurity obligations on certain service providers.
We face a number of cybersecurity risks in connection with our business. We have, from time to time, experienced threats to and breaches of our data and systems. For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see Item 1A, “Risk Factors” of this Annual Report on Form 10-K.
Cybersecurity Governance
Cybersecurity is an area of focus for our board of directors and management.
The audit committee of our board of directors is responsible for overseeing the adequacy and effectiveness of the Company’s information security policies and practices, as well as risks related to information security and cybersecurity. At least semiannually, and more frequently depending upon applicable facts and circumstances, our audit committee receives an overview of our cybersecurity threat risk management and strategy processes, which covers topics such as our incident response plan, results from third-party assessments, our cybersecurity risk roadmap and any threat risks, cybersecurity incidents or developments, and our progress towards risk-mitigation-related goals. The audit committee receives information related to the foregoing matters from our Chief Information Officer and Senior Director, Information Security, as well as with representatives from our enterprise risk management committee. Our audit committee also receives an annual information security report, which contains information regarding, among other things, the data security processes and procedures that have been implemented across company business units.
Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our Chief Information Officer and Senior Director, Information Security. Such individuals have collectively over 20 years of prior work experience in various roles involving managing and safeguarding information security, formulating and executing strategies for cybersecurity, and instituting programs for information and cyber protection, as well as several relevant degrees and certifications, including Certified Information Systems Security Professional, or CISSP, Offensive Security Certified Professional, or OCSP, M.S. Cybersecurity and Information Assurance, M.B.A. Information Systems. These individuals are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan.
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
Item 3. Legal Proceedings
We are a party to various currently pending legal proceedings and government inquiries, and we anticipate that legal proceedings, government investigations, government inquiries or claims could be brought against us in the future. For more information on our material pending legal proceedings and governmental inquiries, see Note 13 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
None.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on the Nasdaq Global Select Market under the symbol “LZ.”
Holders of Record
As of February 15, 2024, there were 131 holders of record of our common stock.
Dividend Policy
We have not paid any dividends on our common stock in the last three years and do not intend to pay dividends in the foreseeable future.
Purchases of Equity Securities
In March 2022, our board of directors approved a stock repurchase program, or the 2022 stock repurchase program, authorizing us to repurchase up to $150.0 million of our common stock, with no fixed expiration. At September 30, 2023, there were no authorized funds available for future repurchases under the 2022 stock repurchase program. In October 2023, our board of directors approved a new stock repurchase program, or the 2023 stock repurchase program, authorizing us to repurchase up to $100.0 million of our common stock, with no fixed expiration. The 2023 stock repurchase program authorizes us to repurchase our common stock through any manner, including open market transactions, accelerated stock repurchase agreements, or privately negotiated transactions with third parties, and in such amounts as management deems appropriate. Open market repurchases may be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Exchange Act. We have entered into and may from time to time in the future enter into Rule 10b5-1 plans to facilitate repurchases of our shares of common stock under this authorization. The 2023 stock repurchase program does not obligate us to acquire any particular amount of common stock and can be modified, suspended or terminated at any time at the discretion of our board of directors.
Stock repurchase activity during the three months ended December 31, 2023 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be purchased Under the Plans
October 1, 2023 through October 31, 2023	—	$—	—	$100,000,000
November 1, 2023 through November 30, 2023	—	—	—	$100,000,000
December 1, 2023 through December 31, 2023	—	—	—	$100,000,000
Total	—	$—	—

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
The following graph depicts the total cumulative stockholder return on our common stock from June 30, 2021, the first day of trading of our common stock on the Nasdaq Global Select Market, through December 31, 2023, relative to the cumulative total returns of the Nasdaq Composite Index and Nasdaq CTA Internet Index. The graph assumes an initial investment of $100.00 at the close of trading on June 30, 2021 and the reinvestment of all dividends. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

COMPARISON OF 38 MONTH CUMULATIVE TOTAL RETURN

Among LegalZoom.com, Inc., the NASDAQ Composite Index
and the NASDAQ CTA Internet Index

$120
$100
$80
$60
$40
$20
$0
6/21
9/21
12/21
3/22
6/22
9/22
12/22
3/23
6/23
9/23
12/23
LegalZoom.com, Inc.
NASDAQ Composite
NASDAQ CTA Internet

	June 30, 2021	December 31, 2021	December 31, 2022	December 31, 2023
LegalZoom.com, Inc.	$100.00	$42.46	$20.45	$29.85
Nasdaq Composite	$100.00	$108.20	$73.00	$105.58
Nasdaq CTA Internet	$100.00	$84.20	$44.15	$71.27
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
Overview
LegalZoom is a leading online platform for business formation in the U.S. Our unique position at business inception allows us to become a trusted business advisor, supporting the evolving needs of a new business throughout its lifecycle, and we have expanded our platform to include professional expertise and other products, both legal and non-legal, to better meet the needs of small businesses. Driven by a mission to unleash entrepreneurship, we deliver comprehensive legal, tax, accounting and compliance products and expertise for small business owners through easy-to-use technology. We operate across all 50 states and in over 3,000 counties in the U.S., with over two decades of experience in simplifying the legal and compliance process for our customers and empowering entrepreneurs to make their dream a reality.
Recent Developments and Updates
•In November 2023, LucasZoom, LLC, or the selling stockholder, sold 15,099,993 shares of our common stock in an underwritten public offering at a price paid to the selling stockholder of $10.84 per share. We did not offer any shares of common stock in the secondary offering and did not receive any proceeds from the sale of shares of common stock in the secondary offering. Upon the closing of the offering, the selling stockholder ceased to own any shares of our common stock.

•In November 2023, we announced the launch of a new business license offering. This new offering is built on a proprietary nationwide database that matches a small business profile with the required licenses and permits at all levels of government.

•In December 2023, we launched a new Beneficial Ownership Information Report to help customers satisfy the federally mandated beneficial ownership information reporting rule under the Corporate Transparency Act, which went into effect on January 1, 2024.

•In 2023, we exited certain channel partnership relationships as part of our focus on profitable, customer-led growth. In the first half of 2024, we expect these exits to negatively impact business formations and, in turn, our subscription unit growth, as business formations act as an entrance point for many customers into the LegalZoom ecosystem.

•We are continuing to scale up LZ Tax and we are learning more about our tax customers in the process. As we optimize our LZ Tax offerings to better meet the needs of our target customers, we are seeing and expect to continue to see a decrease in the number of customers purchasing and retaining an LZ Tax subscription unit. While this decrease will produce a revenue headwind throughout 2024, we expect increased retention of our LZ Tax subscription units over the long term.
Key Factors Affecting Our Performance
We believe that our future performance will depend on many factors, including the following:
•Macroeconomic factors. Adverse changes in general macroeconomic, political, regulatory and market conditions can negatively impact consumer spending patterns, the success of existing small businesses and the formation of new small businesses. While we continue to actively monitor the impacts of the evolving macroeconomic environment on all aspects of our business, future negative or decelerating impacts from factors such as inflation, higher interest rates, regulatory obstacles or changes in laws (including changes in tax laws and regulations) remain uncertain.
•Our share of business formations. In 2023, business formations represented the largest share of our total transaction orders. Business formations act as an entrance point for many customers to the LegalZoom ecosystem, where they then often purchase a mix of transaction and subscription offerings alongside and after the initial formation transaction. As a result, our operating results depend on the continuation of new business formations in the U.S. and even more so, on our ability to increase our share of these formations. In an effort to increase our share of new business formations in the U.S., we have introduced and may continue to introduce lower-priced products and services to target more price conscious customers.

•Ability to enhance customer lifetime value. Our goal is for customers to grow their use of our platform post-formation to include additional transaction products and subscription services as their businesses evolve and that, in turn, customers increase their cumulative spend with us over time. As a result, our future performance depends on our ability to integrate new products and services into our LegalZoom ecosystem and to increase recurring revenue through subscription offerings. As we continue to test new and existing products and services in order to optimize our product line-up, we expect increased volatility across our key business metrics. In addition, in an effort to enhance customer lifetime value, we intend to continue to invest in improving our customer experience, which includes investments in our educational content and improving our website and mobile experience.
•Ability to integrate experts. We believe that our expert offerings significantly expand our addressable market. We aim to increase the consumption of our higher-cost expert offerings through targeted cross-selling and promotion of our products, as well as by improving the platforms through which our customers and experts interact. Our ability to further integrate experts into our LegalZoom ecosystem and to increase the consumption of our expert offerings by new and existing customers is key to our future success.
Key Components of our Results of Operations
Revenue
We generate revenue from the sources identified below. Beginning in the fourth quarter of 2023, we no longer present partner revenue on a standalone basis and partner revenue is now included within transaction and subscription revenue. This change had no impact on total revenue. Prior period disclosures and amounts have been conformed to the current period presentation.
Transaction revenue—Transaction revenue is primarily generated from our customized legal document services upon fulfillment of these services. Transaction revenue includes filing fees and is net of cancellations, promotional discounts, sales allowances and credit reserves. Tax preparation services are recognized at the point in time when the customer’s tax return is filed and accepted by the applicable government authority. We also earn fees from third-party providers from leads generated to such providers through our online legal platform.
Subscription revenue—Subscription revenue is generated primarily from subscriptions to our registered agent, compliance packages, attorney advice, legal forms, tax and accounting, virtual mail and e-signature services, and software-as-a-service, or SaaS, accounting solution subscriptions and SaaS subscriptions in the U.K. We generally recognize revenue from our subscriptions ratably over the subscription term. Subscription terms generally range from thirty days to one year. Subscription revenue includes the transaction price allocated to bundled free trials for our subscription services and is net of promotional discounts, cancellations, sales allowances and credit reserves and payments to third-party service providers such as legal plan law firms.
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
Cost of revenue
Cost of revenue includes all costs of providing and fulfilling our services. Cost of revenue primarily includes government filing fees, costs of fulfillment, customer care, including the cost of credentialed professionals for tax, and payroll services, and related benefits, including stock-based compensation, and costs of independent contractors for document preparation, telecommunications and data center costs, amortization of acquired developed technology, depreciation and amortization of network computers, equipment and internal-use software, printing, shipping and handling charges, credit and debit card fees, allocated overhead, legal document kit expenses, and sales and use taxes. We defer direct and incremental costs primarily related to government filing fees incurred prior to the associated service meeting the criteria for revenue recognition. These contract assets are recognized as cost of revenue in the same period the related revenue is recognized.
We expect our cost of revenue to increase in absolute dollars as we continue to invest in enhancing our customer experience and in new product development.

Gross profit and gross margin
Gross profit, or revenue less cost of revenue, and gross margin, or gross profit as a percentage of revenue, have been and will continue to be affected by various factors, primarily the mix between transaction and subscription revenue. Our long-term gross margin expansion is also expected to be driven by automation improvements and digitization efforts. Further, our acquisitions of other companies have negatively impacted our gross margin in the short term, and any such future acquisitions could have a similar effect.
In the short term, we expect our gross profit to increase in absolute dollars but our gross margin to be impacted by higher filing fees as a percentage of revenue due to our offering of free LLC formations, as well as our continued investment in scaling our tax and attorney-assisted legal offerings, which have lower gross margins than other products in our portfolio. However, we expect our gross margin to increase modestly over the longer term as we continue to focus on growing higher-margin subscription revenue and invest in fulfillment automation technologies. In addition, our gross margin could fluctuate from period to period due to fulfillment rates and seasonality.
Operating expenses
Our operating expenses consist primarily of sales and marketing, technology and development, general and administrative expenses, and to a lesser extent, impairments of goodwill, long-lived assets and other assets.
Sales and marketing
Sales and marketing expenses consist of customer acquisition media costs, compensation and related benefits, including stock-based compensation for marketing and sales personnel, media production, public relations and other promotional activities, general business development activities, an allocation of depreciation and amortization and allocated overhead. Customer acquisition media costs consist primarily of search engine marketing, television and social media costs. Marketing and advertising costs to promote our services are expensed in the period incurred. Media production costs are expensed the first time the advertisement is aired.
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
We will continue to incur stock-based compensation expense related to certain modifications to equity awards that occurred in connection with our IPO through 2024; however, we expect our general and administrative expenses to decrease as a percentage of our revenue over the longer term. Our general and administrative expenses may fluctuate as a percentage of our revenue from period-to-period due to seasonality and the timing and extent of these expenses.

Interest expense
Interest expense consists primarily of amortization of debt issuance costs related to our Amended and Restated Credit and Guaranty Agreement, or 2021 Revolving Facility.
We expect interest expense to remain insignificant in the near term as we have no outstanding indebtedness. However, we would incur interest expense in the longer term should we draw down on our 2021 Revolving Facility or incur other indebtedness.
Interest income
Interest income consists primarily of interest income generated from our investment in money market funds.
Income taxes
Our provision for income taxes consists of current and deferred federal, state and foreign income taxes.
At December 31, 2023, we had federal net operating loss, or NOL, carryforwards of $17.2 million, which will begin to expire in 2032. At December 31, 2023, we had state NOL carryforwards of $38.2 million, which will begin to expire in 2028 and we had foreign NOL carryforwards of $30.3 million, which can be carried forward indefinitely and are not subject to expiration. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change, by value, in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its post-change income or taxes may be limited.
We had an ownership change in prior years, and as a result certain federal and state NOLs were limited pursuant to Section 382 of the Code. This limitation has been accounted for in calculating our available NOL carryforwards.
Key Business Metrics
In addition to the measures presented in our consolidated financial statements, we regularly monitor the following financial and operating metrics to evaluate the growth of our business, measure the effectiveness of our marketing efforts, identify trends, formulate financial forecasts and make strategic decisions:
Number of business formations
We define the number of business formations in a given period as the number of limited liability company, or LLC, incorporation, not-for-profit and doing business as, or DBA, orders placed on our platform in such period, excluding such orders from our operations in the United Kingdom, or U.K. We consider the number of business formations to be an important metric considering that it is typically the first product small business customers purchase on our platform, creating the foundation for additional purchases of transaction and subscription offerings throughout the lifecycle of their business, deepening our relationship with our customers.
We believe that including customers filing DBAs on our platform provides a more accurate representation of the number of newly formed businesses we serve. These transactions are most often completed by sole proprietors who represent potential future transaction and subscription cross-sell opportunities as their businesses mature.
Furthermore, we believe our definition of the number of business formations is most closely aligned with U.S. Census reporting of new applications for EINs, which we believe to be the most relevant source of publicly available U.S. market data.
The below table sets forth the number of business formations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
	(in thousands)
Number of business formations	581	474
We experienced a 23% increase in business formation transactions during the year ended December 31, 2023 compared to the year ended December 31, 2022. Our business formation transactions increased during the year ended December 31, 2023 primarily due to an increase in LLC formations driven by our nationwide roll-out of free LLC formations beginning in the first quarter of 2023. This increase in business formation transactions was partially offset by the exit of certain channel partner relationships in the third quarter of 2023. Our business formation transactions outpaced the 8% increase in overall U.S. business formations during the year ended December 31, 2023 compared to the year ended December 31, 2022, based on a review of U.S. Census data revealing new applications for EINs.
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
The below table sets forth the number of transactions for the years ended December 31, 2023 and 2022 :

	Year Ended December 31,
	2023	2022
	(in thousands)
Number of transactions	1,043	929
We experienced a 12% increase in the number of transactions during the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase in the number of transactions during the year ended December 31, 2023 resulted primarily from the increase in business formations discussed above, as well as an increase in the number of compliance-related transactions. These increases were partially offset by a 12% reduction in estate planning transactions during the year ended December 31, 2023.
Average order value
We define average order value for a given period as total transaction revenue divided by total number of transactions in such period. We consider average order value to be an important metric given it indicates how much customers are spending on our platform per transaction.
The below table sets forth the average order value for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Average order value	$238	$281
Average order value decreased by 15% during the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease in average order value during the year ended December 31, 2023 was primarily driven by a 25% decrease in average order value related to our business formations due to the nationwide rollout of free LLC formations during the first quarter of 2023.
We expect variability in average order value throughout 2024 as we lap our exit of certain channel partner relationships and due to changes in the mix of our non-formation transaction products.
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

Subscriptions typically range from 30 days to one year in duration and the vast majority of our new subscriptions originate from business formation orders. Our customers can have multiple subscriptions at the end of a period. For example, a popular combination for a new small business owner is attorney advice and registered agent subscriptions.
The below table sets forth the number of subscription units as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022
	(in thousands)
Number of subscription units	1,545	1,441
We achieved 7% growth in our number of subscription units from December 31, 2022 to December 31, 2023, primarily driven by a 4% increase in our registered agent and compliance subscription units, which was dampened by the exit of certain channel partner relationships in the back half of 2023. The increase in subscription units was also driven to a lesser extent by an increase in virtual mail, forms and e-signature subscriptions.
On a sequential basis, the number of subscription units as of December 31, 2023 decreased 1% from 1,568 thousand subscription units as of September 30, 2023.
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
The below table sets forth ARPU as of December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Average revenue per subscription unit	$277	$259
ARPU increased 7% as of December 31, 2023 as compared to December 31, 2022 driven primarily by a shift in mix of our higher priced subscription offerings. ARPU as of December 31, 2023 was up 4% sequentially compared to September 30, 2023.
Annual small business retention rate
We define annual small business retention rate as the percentage of small business subscription units active as of the last day of the quarter one year ago that were still active subscriptions 12 months later. Small business subscription units represent our subscriptions targeted at our small business customers and include subscriptions for our registered agent and compliance services, LZ Tax, our small business legal advisory plan and subscriptions acquired through our purchase of Earth Class Mail and Revvsales, and exclude subscriptions from our enterprise customers, our operations in the U.K. and our consumer legal advisory plan. Annual small business retention rate includes both monthly and annual subscription units and reflects all subscription unit attrition, including as a result of actual business failures of certain of our customers. Our annual small business retention rate as of December 31, 2023 was approximately 63%.
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

	Year Ended December 31,
	2023	2022
	(in thousands)
Revenue	$660,727	$619,979
Cost of revenue(1)(2)	239,263	211,095
Gross profit	421,464	408,884
Operating expenses:
Sales and marketing(1)(2)	210,872	263,884
Technology and development(1)(2)	83,181	70,434
General and administrative(1)(2)	106,352	116,057
Impairment of long-lived assets	—	248
Total operating expenses	400,405	450,623
Income (loss) from operations	21,059	(41,739)
Interest expense	(493)	(260)
Interest income	9,307	1,803
Other income (expense), net	1,621	(4,477)
Impairment of other equity security	—	(3,000)
Income (loss) before income taxes	31,494	(47,673)
Provision for (benefit from) income taxes	17,541	1,060
Net income (loss)	$13,953	$(48,733)
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Cost of revenue	$4,318	$2,931
Sales and marketing	6,096	10,144
Technology and development	18,899	16,574
General and administrative	36,702	50,820
Total stock-based compensation expense	$66,015	$80,469
Stock-based compensation expense decreased for the year ended December 31, 2023 compared to the year ended December 31, 2022 due to the modification of certain equity awards in connection with our IPO. Refer to Note 15 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)Includes depreciation and amortization expense for our property and equipment, including capitalized internal-use software and intangible assets as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Cost of revenue	$12,772	$8,581
Sales and marketing	5,286	7,014
Technology and development	4,184	2,834
General and administrative	3,141	3,316
Total depreciation and amortization expense	$25,383	$21,745
Comparison of the Year Ended December 31, 2023 and 2022
Revenue

	Year Ended December 31,
	2023	2022	$ change	% change
	(in thousands, except percentages)
Revenue by type(1)
Transaction	$247,780	$260,781	$(13,001)	(5%)
Subscription	412,947	359,198	53,749	15%
Total revenue	$660,727	$619,979	$40,748	7%
(1)     Beginning in the fourth quarter of 2023, we no longer present partner revenue on a standalone basis and partner revenue is now included within transaction and subscription revenue. This change had no impact on total revenue. Prior period disclosures and amounts have been conformed to the current period presentation.
The increase in total revenue for the year ended December 31, 2023 compared to the year ended December 31, 2022 was driven by an increase in subscription revenue. Subscription revenue was 62% and 58% of total revenue for the year ended December 31, 2023 and 2022, respectively, and transaction revenue was 38% and 42% of total revenue for the year ended December 31, 2023 and 2022, respectively.
Transaction revenue for the year ended December 31, 2023 decreased due to a 15% decrease in average order value compared to the year ended December 31, 2022, partially offset by a 12% increase in the number of transaction units over the same period. The decrease in average order value for the year ended December 31, 2023 was driven primarily by a 25% decrease in average order value related to our business formations due to the nationwide rollout of free LLC formations during the first quarter of 2023. The overall increase in transaction units during the year ended December 31, 2023 was due to a 23% increase in business formations due primarily to the nationwide rollout of free LLC formations. This increase was partially offset by a 12% reduction in estate planning transactions.
Subscription revenue for the year ended December 31, 2023 increased primarily due to a 7% increase in the number of subscription units as of December 31, 2023 compared to December 31, 2022 and a 7% increase in ARPU compared to December 31, 2022. The increase in subscription units was driven primarily by a 4% increase in our registered agent and compliance subscription units, which was dampened by the exit of certain channel partner relationships in the back half of 2023. The increase in subscription units was also driven to a lesser extent by an increase in virtual mail, forms and e-signature subscriptions. ARPU increased 7% compared to December 31, 2022 driven primarily by a shift in the mix of our higher priced subscription offerings.
Cost of revenue

	Year Ended December 31,
	2023	2022	$ change	% change
	(in thousands, except percentages)
Cost of revenue	$239,263	$211,095	$28,168	13%

Cost of revenue for the year ended December 31, 2023 increased by $28.2 million mainly due to a $14.0 million increase in filing fees, a $4.2 million increase in depreciation and amortization expense, a $2.8 million increase in third-party staffing fees, a $2.1 million increase in payroll and related benefits expense, and $1.4 million increase in stock-based compensation. The increase in filing fees was primarily driven by the increase in business formations during the year ended December 31, 2023 compared to the year ended December 31, 2022.
Gross profit

	Year Ended December 31,
	2023	2022	$ change	% change
	(in thousands, except percentages)
Gross profit	$421,464	$408,884	$12,580	3%
The increase in gross profit was driven by a $40.7 million increase in revenue partially offset by a $28.2 million increase in cost of revenue as discussed above.
Sales and marketing

	Year Ended December 31,
	2023	2022	$ change	% change
	(in thousands, except percentages)
Sales and marketing	$210,872	$263,884	$(53,012)	(20%)
Sales and marketing expenses for the year ended December 31, 2023 decreased primarily due to a $29.3 million reduction in customer acquisition media spend, an $18.1 million reduction in payroll and related benefits, a $5.8 million reduction in media production spend, a $4.0 million reduction in stock-based compensation expense, and a $1.7 million reduction in depreciation and amortization expense, partially offset by a $9.0 million increase in consulting fees. The decrease in stock-based compensation expense and payroll and related benefits was largely due to decreased sales and marketing headcount. Customer acquisition media spend was $145.3 million and $174.6 million for the year ended December 31, 2023 and 2022, respectively, as we reduced our marketing spend in 2023 to align with our freemium strategy.
Technology and development

	Year Ended December 31,
	2023	2022	$ change	% change
	(in thousands, except percentages)
Technology and development	$83,181	$70,434	$12,747	18%
Technology and development expenses for the year ended December 31, 2023 increased primarily due to an increase in payroll and related benefits largely due to increased technology and development headcount.
General and administrative

	Year Ended December 31,
	2023	2022	$ change	% change
	(in thousands, except percentages)
General and administrative	$106,352	$116,057	$(9,705)	(8%)
General and administrative expenses for the year ended December 31, 2023 decreased primarily due to a $14.1 million decrease in stock-based compensation, partially offset by a $2.7 million increase in severance and related termination benefits costs primarily related to a reduction in headcount in our U.S. workforce.

Impairment of long-lived assets

	Year Ended December 31,
	2023	2022	$ change	% change
	(in thousands, except percentages)
Impairment of long-lived assets	$—	$248	$(248)	(100%)
In 2022, we recorded non-cash charges related to the impairment of certain customer relationship assets.
Interest expense

	Year Ended December 31,
	2023	2022	$ change	% change
	(in thousands, except percentages)
Interest expense	$493	$260	$233	90%
Interest expense consists primarily of amortization of debt issuance costs related to our 2021 Revolving Facility.
Interest income

	Year Ended December 31,
	2023	2022	$ change	% change
	(in thousands, except percentages)
Interest income	$9,307	$1,803	$7,504	416%
The change in interest income was primarily due to dividend income generated from our money market investments during the year ended December 31, 2023.
Other (expense) income, net

	Year Ended December 31,
	2023	2022	$ change	% change
	(in thousands, except percentages)
Other (expense) income, net	$1,621	$(4,477)	$6,098	(136%)
The change in other (expense) income, net, between 2023 and 2022 was primarily due to changes in foreign currency movements related to our intercompany loans which were denominated in British pound sterling.
Impairment of other equity security

	Year Ended December 31,
	2023	2022	$ change	% change
	(in thousands, except percentages)
Impairment of other equity security	$—	$(3,000)	$3,000	100%

Impairment of other equity security for the year ended December 31, 2022 was due to the impairment of our investment in Mylo, LLC.
Provision for (benefit from) income taxes

	Year Ended December 31,
	2023	2022	$ change	% change
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$17,541	$1,060	$16,481	1555%
Effective tax rate	56%	(2)%
The $16.5 million unfavorable change in tax provision in 2023 as compared to 2022 was primarily due to pre-tax book income and non-deductible stock-based compensation as well as timing differences for IRC section 174 research and development costs which resulted in higher taxable income for the year ended December 31, 2023 compared to a pre-tax loss for the year ended December 31, 2022.
Comparison of the Years Ended December 31, 2022 and 2021
For a discussion related to the results of operations and changes in financial condition for the year ended December 31, 2022 compared to the year ended December 31, 2021, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 1, 2023.
Liquidity and Capital Resources
Overview
We fund our operations and capital expenditures from cash flows from operating activities. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes. At December 31, 2023, our principal sources of liquidity were cash and cash equivalents of $225.7 million, which consisted of cash on deposit with banks and money market funds, of which approximately $2.0 million related to our foreign subsidiaries. Our cash and cash equivalents increased by $36.6 million from December 31, 2022 to December 31, 2023, primarily as a result of cash provided by operating activities, partially offset by purchases of property and equipment and stock repurchases during the year.
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
On March 1, 2022, our board of directors approved the 2022 stock repurchase program, which authorized management to repurchase up to $150.0 million of our common stock from time to time. The 2022 stock repurchase program was exhausted in September 2023. In October 2023, our board of directors approved the new 2023 stock repurchase program, which authorizes management to repurchase up to $100.0 million of our common stock from time to time. At December 31, 2023, $100.0 million remained available for repurchases of our common stock under the 2023 stock repurchase program. For additional information regarding our stock repurchase programs, refer to Note 14 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Borrowings
2021 Revolving Facility
On July 2, 2021, we entered into our $150.0 million 2021 Revolving Facility with JPMorgan Chase Bank, N.A., as the administrative agent. The 2021 Revolving Facility, as amended, provides for the issuance of up to $20.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, in an amount of up to $10.0 million. At December 31, 2023, we had no borrowings outstanding and $150.0 million was available for use under our 2021 Revolving Facility.
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
We are required to pay a commitment fee in respect of unutilized commitments under the 2021 Revolving Facility. The commitment fee is, initially, 0.35% per annum. The commitment fee is subject to a reduction of 0.10% if the total net first lien leverage ratio does not exceed 3.50 to 1.00. We are also required to pay customary letter of credit fees and agency fees. At December 31, 2023, the interest rate applicable to the 2021 Revolving Facility was subject to a 1.0% floor and was at a rate equal to the greatest of: (i) the administrative agent’s prime rate; (ii) the federal funds effective rate plus 1/2 of 1.0%; and (iii) the secured overnight financing rate, or SOFR, plus a 0.10% credit spread adjustment to the SOFR benchmark, or Adjusted Term SOFR, plus 1.0%; provided that if the Adjusted Term SOFR is less than zero, the Adjusted Term SOFR shall be deemed to be zero. The interest rate margins under the 2021 Revolving Facility are subject to a reduction of 0.25% and a further reduction of 0.25% if the total net first lien leverage ratio does not exceed 3.50 to 1.00 and 2.50 to 1.00, respectively.
We have the option to voluntarily repay outstanding loans at any time without premium or penalty, other than customary “breakage” costs with respect to SOFR loans. There is no scheduled amortization under the 2021 Revolving Facility. The principal amount outstanding is due and payable in full on July 1, 2026.
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

Cash flows
The following table sets forth a summary of our cash flows for the periods indicated:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$124,308	$73,837
Net cash used in investing activities	(31,555)	(30,622)
Net cash used in financing activities	(56,150)	(93,343)
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalent	34	(87)
Net increase (decrease) in cash and cash equivalents	$36,637	$(50,215)
For a discussion of our cash flows for the year ended December 31, 2021, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission on March 1, 2023.
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
In 2023, cash provided by operating activities was $124.3 million resulting from a net income of $14.0 million, adjusted for stock-based compensation and other non-cash expenses of $96.8 million and net cash flows provided by changes in operating assets and liabilities of $13.6 million. The $13.6 million of net cash flows provided from changes in our operating assets and liabilities included a net $6.8 million increase in accounts payable, accrued expenses and other liabilities, and operating lease liabilities due to the timing of our payments, a $3.3 million increase in deferred revenue largely due to growth of our subscription units, which are predominantly billed in advance of our revenue recognition, and a $3.0 million decrease in accounts receivable, prepaid expenses and other current assets.
In 2022, cash provided by operating activities was $73.8 million resulting from a net loss of $48.7 million, adjusted for stock-based compensation and other non-cash expenses of $110.5 million and net cash flows provided by changes in operating assets and liabilities of $12.0 million. The $12.0 million of net cash flows provided from changes in our operating assets and liabilities included a $17.1 million increase in deferred revenue largely due to growth of our subscription units, which are predominantly billed in advance of our revenue recognition, partially offset by a net $2.2 million reduction in accounts payable, accrued expenses and other liabilities, and operating lease liabilities due to the timing of our payments and a $3.0 million increase in accounts receivable, prepaid expenses and other assets.
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
In 2023, net cash used in investing activities was $31.6 million, resulting primarily from purchase of property and equipment, including capitalized internal-use software.
In 2022, net cash used in investing activities was $30.6 million, resulting primarily from $22.1 million paid for property and equipment, including capitalized internal-use software, a $6.3 million payment for developed technology acquired from Revvsales Inc., and a $2.5 million payment for the acquisition of United Agency Services Corp.

Net cash used in financing activities
Our primary uses of cash in financing activities are for repurchases of common stock. Net cash provided by financing activities is primarily impacted by exercises of stock options by our employees and issuances of common stock.
In 2023, net cash used in financing activities was $56.2 million, primarily for the repurchase of common stock under our 2022 stock repurchase program.
In 2022, net cash used in financing activities was $93.3 million, primarily for the repurchase of common stock under our 2022 stock repurchase program.
Material Cash Requirements
We believe our current cash and cash equivalents, as well as cash expected to be generated by future operating activities, will be sufficient to meet our material cash requirements for the next twelve months. Our material cash requirements include the below contractual and other obligations:
Other Commitments
We have non-cancelable agreements with various vendors, which require us to pay $46.5 million over a four year period, of which $32.8 million remains to be paid as of December 31, 2023.
Lease Obligations
At December 31, 2023, we had various non-cancelable operating leases for office space and equipment, which expire between January 2024 and November 2029. At December 31, 2023, we had total minimum operating lease maturities of $10.1 million, $2.4 million of which mature within twelve months. See Note 8 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding our future operating lease payments.
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
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net income (loss) adjusted to exclude interest expense, interest income, provision for (benefit from) income taxes, depreciation and amortization, other expense (income), net, stock-based compensation, impairment of goodwill, long-lived and other assets, restructuring expenses, legal expenses, transaction-related expenses and certain other non-recurring income and expenses from time to time. Our Adjusted EBITDA financial measure differs from GAAP in that it excludes certain items of income and expense. We define Adjusted EBITDA margin as Adjusted EBITDA as a percentage of revenue. We define net income (loss) margin as net income (loss) as a percentage of revenue based on our consolidated financial statements.
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
The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2023	2022
	(in thousands)
Reconciliation of Net income (loss) to Adjusted EBITDA
Net income (loss)	$13,953	$(48,733)
Interest expense	493	260
Interest income	(9,307)	(1,803)
Provision for income taxes	17,541	1,060
Depreciation and amortization	25,383	21,745
Other (income) expense, net	(1,621)	4,477
Stock-based compensation	66,015	80,469
Impairment of other equity security	—	3,000
Impairment of long-lived assets	—	237
Transaction-related expenses	—	758
Restructuring costs(1)	4,666	1,795
Certain other non-recurring expenses(2)	1,568	440
Adjusted EBITDA	$118,691	$63,705
Net income (loss) margin	2%	(8%)
Adjusted EBITDA margin	18%	10%
(1)     For 2023, restructuring costs related to the reduction of our U.S. and U.K. headcount. For 2022, restructuring expenses related to a phased severance event to reduce the U.S. headcount in June and August 2022. Restructuring expenses include salary and benefits for the impacted employees and are included in general and administrative expenses in the accompanying consolidated statements of operations appearing elsewhere in this Annual Report on Form 10-K.
(2)    For 2023, certain other non-recurring expenses included costs incurred by us in conjunction with secondary offerings of shares of our common stock by a selling stockholder in September 2023 and November 2023. For 2022, certain other non-recurring expenses included costs related to the departure of a member of management.
The increase in Adjusted EBITDA of $55.0 million for the year ended December 31, 2023 reflects an increase in revenue of $40.7 million, a reduction in operating expenses, excluding non-cash and non-recurring items, of $33.8 million, and a $7.5 million increase in interest income partially offset by increases in cost of revenue of $28.2 million.

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
The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable GAAP measure, to free cash flow:

	Year Ended December 31,
	2023	2022
	(in thousands)
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow
Net cash provided by operating activities	$124,308	$73,837
Purchase of property and equipment	(31,593)	(22,098)
Free cash flow	$92,715	$51,739
The increase in our free cash flow of $41.0 million for the year ended December 31, 2023 was primarily due to a $50.5 million increase in net cash provided by operating activities. The increase in net cash provided by operating activities resulted from a $48.9 million increase in net income after adjusting for stock-based compensation and other non-cash items and a $1.5 million favorable change in our operating assets and liabilities. Free cash flow was also impacted by higher capital expenditures for the purchase of property and equipment, including capitalization of internal-use software.
Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for further information on certain accounting standards adopted in 2023 and recent accounting announcements that have not yet been required to be implemented and may be applicable to our future operations.
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
Revenue recognition
We derive our revenue from the following sources:
Transaction revenue—Transaction revenue is primarily generated from our customized legal document services upon fulfillment of these services. Transaction revenue includes filing fees and is net of cancellations, promotional discounts, sales allowances and credit reserves. Tax preparation services are recognized at the point in time when the customer’s tax return is filed and accepted by the applicable government authority. We also earn fees from third-party providers from leads generated to such providers through our online legal platform.
Subscription revenue—Subscription revenue is generated primarily from subscriptions to our registered agent, compliance packages, attorney advice, legal forms, tax and accounting, virtual mail and e-signature services, and SaaS accounting solution subscriptions and SaaS subscriptions in the U.K. We generally recognize revenue from our subscriptions ratably over the subscription term. Subscription terms generally range from thirty days to one year. Subscription revenue includes the transaction price allocated to bundled free trials for our subscription services and is net of promotional discounts, cancellations, sales allowances and credit reserves and payments to third-party service providers.
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
In arrangements in which we are the principal, we record as revenue the amounts we have billed to our customer, net of sales allowance, and we record the fee payable to the third-party as cost of revenue. We are the principal in most of our legal document preparation and registered agent services, including legal entity formations and similar arrangements and formation, and since December 2021, tax advisory and preparation services through our fulfilled tax subscription, LZ Tax. For these services, revenue includes filing and similar fees. Our alternative business structures, or ABS, offer legal advisory services that are marketed through our websites. Our ABS provides independent legal advice to our customers and is directly responsible for, and control the fulfillment of, the legal services. Accordingly, for services provided by our ABS, we recognize revenue as the principal.
In arrangements in which we are not the principal, we record revenue on a net basis, which is equal to the amount billed to our customer, net of sales allowances and the fee payable to the third-party or partner that is primarily responsible for performing the services for the customer. Except for our Arizona ABS, we are not a law firm in the U.S. and cannot provide legal advice through our U.S. entities. Therefore, the participating independent law firms in our legal plans control the service to the customer and have the primary service obligation to provide attorney consultations to our customers, for which we pay the law firms a monthly fee. For these arrangements, we recognize revenue on a net basis as an agent. For other services provided by third-parties, including deed transfer, accounting, tax, credit monitoring, business data protection, revenue is recognized net of fees payable to third-parties. For partner revenue, we receive a fee for the referral of our customer to the partner or we retain a portion of the fee paid by the customer and share the remainder with the partner. Our partner controls the service to the customer and the partner is responsible for fulfilling the referred service to the customer, accordingly, we recognize revenue for these arrangements on a net basis.
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
For our goodwill impairment test performed in the fourth quarter of 2023 and 2022, the fair value of our consolidated reporting unit significantly exceeded our carrying value.
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
See Note 13 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.
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
We make judgments in evaluating whether deferred tax assets will be recovered from future taxable income on a jurisdictional basis. A valuation allowance is established if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We consider all available evidence, both positive and negative, including historical levels of income. We also consider expectations and risk associated with estimates of future taxable income in assessing the need for a valuation allowance. If our assumptions and consequently our estimates, change in the future, the valuation allowance may be increased or decreased, resulting in an increase or decrease, which may be material, to our provision for (benefit from) income taxes and the related impact on our net income (loss).
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
See Note 19 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information on our income taxes.
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
Options. The Black-Scholes option pricing model and the Monte Carlo simulation model requires us to make certain assumptions including the fair value of our underlying common stock, the expected term, the expected stock price volatility, the risk-free interest rates and the expected dividend yield of our common stock. These assumptions used in the Black-Scholes option pricing model, other than the fair value of our common stock, are estimated as follows:
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
•Expected volatility. Because our common stock has limited publicly traded history, we estimate the expected volatility from the historical volatility of selected public companies with comparable characteristics to us, including similarity in size, lines of business, market capitalization and revenue and financial leverage. We determine the expected volatility assumption using the frequency of daily historical prices of comparable public companies’ common stock for a period equal to the expected term of the options. We periodically assess the comparable companies and other relevant factors used to measure expected volatility for future stock option grants.
•Expected dividend yield. The dividend yield assumption is based on our history and expectation of dividend payouts. Other than the special dividends declared in 2015, 2017, 2018, 2020 and 2021 which resulted in corresponding reductions in the exercise price of the stock options, we have not declared any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.
•Common stock valuation. We utilize our common stock values as traded in the public market as an input into our valuation models.
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
The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If we had made different assumptions, our stock-based compensation expense, and our net income (loss) for 2023 and 2022 may have been materially different.
The weighted-average assumptions that were used to calculate the grant-date fair-value of our stock option grants were as follows:

	Year Ended December 31,
	2023	2022
Expected life (years)	5.9	5.6
Risk-free interest rate	3.4%-3.8%	2.6%
Expected volatility	50.4%-50.7%	48%
Expected dividend yield	—	—

Restricted stock units. RSUs that vest upon the satisfaction of service-based vesting conditions, which is typically over a four-year period. For these RSUs, we recognize stock-based compensation expense on a straight-line basis over the vesting period of 4 years. RSUs with performance or market conditions are recognized using graded vesting.
Award issuances and modifications in connection with our IPO. For retention purposes, in connection with our IPO, we amended certain vesting conditions of existing options and RSUs, and granted additional options and RSUs to our executive officers. See Note 15 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We have operations both within the U.S. and, to a lesser extent, in the U.K., and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate fluctuations and foreign currency exchange risks, and to a lesser extent, inflation risk.
Interest rate fluctuation risk
At December 31, 2023 and 2022, we had cash and cash equivalents of $225.7 million and $189.1 million, respectively, which consisted of cash on deposit with banks and in short-term highly-liquid money market funds. Interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We had no outstanding debt subject to interest rate risk as of December 31, 2023 and 2022, and, consequently, we do not currently expect to be exposed to further fluctuations in interest rates for the foreseeable future. We would be subject to fluctuation in interest rates if we draw down under our 2021 Revolving Facility, including issuance of any letters of credit.
Foreign currency exchange risk
We have foreign currency risks related to our revenue and expenses denominated in currencies other than our functional currency, the U.S. Dollar, principally the British pound sterling. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net (loss) income as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany loans that are denominated in currencies other than the U.S. Dollar. We recognized foreign currency gain of $1.4 million in the year ended December 31, 2023. A 10% adverse change in foreign exchange rates on foreign-denominated accounts for the year ended December 31, 2023, including intercompany balances, would have resulted in a $0.7 million decrease in our reported foreign currency gain for the year ended December 31, 2023. In the event our non-U.S. Dollar-denominated sales and expenses increase, our results of operations may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities could have on our results of operations.
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

Item 8. Financial Statements and Supplementary Data
LEGALZOOM.COM, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of LegalZoom.com, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of LegalZoom.com, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income (loss), of redeemable convertible preferred stock and stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2022.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition
As described in Note 2 to the consolidated financial statements, the Company’s total consolidated revenue was $660.7 million for the year ended December 31, 2023. The Company recognizes revenue when the performance obligation is satisfied by transferring the promised good or service to the customer. For transaction-based services, revenue is generally recognized at a point-in-time when the services are delivered to the customer. For subscription-based services, revenue is generally recognized on a straight-line basis over the subscription term. Revenue earned from leads generated to third-party providers is recognized at a point-in-time when the related performance-based criteria have been met. Services can generally either be purchased on a stand-alone basis or bundled together as part of a package of services. Accordingly, a significant number of the Company’s arrangements include multiple performance obligations. The transaction price is based on the contractual amounts and is allocated to each separate performance obligation based on the amount of consideration which management expects to be entitled in exchange for the services provided.
The principal considerations for our determination that performing procedures relating to revenue recognition is a critical audit matter are (i) a high degree of auditor effort in performing procedures related to the Company’s revenue recognition and (ii) as disclosed by management, material weaknesses existed during the year related to this matter.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of revenue at the transaction price based on contractual amounts. These procedures also included, among others (i) testing the revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as purchase orders, invoices, customer contracts, proof of shipment, and subsequent payment receipts and (ii) testing a sample of outstanding customer invoice balances as of December 31, 2023 by obtaining and inspecting source documents, such as purchase orders, invoices, customer contracts, proof of shipment, and subsequent payment receipts.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 29, 2024
We have served as the Company’s auditor since 2006.

LegalZoom.com, Inc.
Consolidated Balance Sheets
(In thousands, except par values)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$225,719	$189,082
Accounts receivable, net of allowances of $4,906 and $4,730	11,738	13,177
Prepaid expenses and other current assets	15,159	16,699
Current assets held for sale	22,722	22,722
Total current assets	275,338	241,680
Property and equipment, net	48,232	30,823
Goodwill	63,318	63,229
Intangible assets, net	13,735	18,900
Operating lease right-of-use assets	8,518	11,148
Deferred income taxes	29,015	29,380
Available-for-sale debt securities (amortized cost of $836 and $812)	1,159	995
Other assets	8,503	9,240
Total assets	$447,818	$405,395
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$32,282	$25,312
Accrued expenses and other current liabilities	61,678	57,373
Deferred revenue	167,951	164,200
Operating lease liabilities	2,052	2,317
Total current liabilities	263,963	249,202
Operating lease liabilities, non-current	6,966	8,958
Deferred revenue	490	892
Other liabilities	7,565	3,968
Total liabilities	278,984	263,020
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value 100,000 shares authorized at December 31, 2023 and 2022, none issued or outstanding at December 31, 2023 and 2022	—	—
Common stock, $0.001 par value; 1,000,000 and 1,000,000 shares authorized; 188,538 and 190,822 shares issued and outstanding at December 31, 2023 and 2022, respectively	189	190
Additional paid-in capital	1,101,474	1,032,550
Accumulated deficit	(933,061)	(891,862)
Accumulated other comprehensive income	232	1,497
Total stockholders’ equity	168,834	142,375
Total liabilities and stockholders’ equity	$447,818	$405,395
The accompanying notes are an integral part of these consolidated financial statements

LegalZoom.com, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue	$660,727	$619,979	$575,080
Cost of revenue	239,263	211,095	189,364
Gross profit	421,464	408,884	385,716
Operating expenses:
Sales and marketing	210,872	263,884	279,281
Technology and development	83,181	70,434	84,003
General and administrative	106,352	116,057	106,584
Impairment of long-lived assets	—	248	924
Total operating expenses	400,405	450,623	470,792
Income (loss) from operations	21,059	(41,739)	(85,076)
Interest expense	(493)	(260)	(28,045)
Interest income	9,307	1,803	61
Other income (expense), net	1,621	(4,477)	1,193
Impairment of other equity security	—	(3,000)	—
Loss on debt extinguishment	—	—	(7,748)
Income (loss) before income taxes	31,494	(47,673)	(119,615)
Provision for (benefit from) income taxes	17,541	1,060	(10,951)
Net income (loss)	$13,953	$(48,733)	$(108,664)
Net income (loss) attributable to common stockholders—basic	$13,953	$(48,733)	$(108,664)
Net income (loss) attributable to common stockholders—diluted	$13,953	$(48,733)	$(108,664)
Net income (loss) per share attributable to common stockholders:
Basic	$0.07	$(0.25)	$(0.67)
Diluted	$0.07	$(0.25)	$(0.67)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	190,466	195,829	161,424
Diluted	194,415	195,829	161,424
The accompanying notes are an integral part of these consolidated financial statements

LegalZoom.com, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$13,953	$(48,733)	$(108,664)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	(1,370)	3,436	936
Change in available-for-sale debt securities:
Unrealized gains (losses), net	105	(144)	38
Total change in available-for-sale debt securities	105	(144)	38
Change in unrealized gain (loss) on cash flow hedges:
Unrealized gain (loss) on interest rate cap and swaps	—	—	1,448
Reclassification of prior hedge effectiveness and losses from interest rate cap to net income (loss)	—	—	2,315
Reclassification to net income (loss) upon discontinuance of interest rate swaps and prior hedge effectiveness	—	—	7,295
Total net changes in cash flow hedges	—	—	11,058
Total other comprehensive (loss) income	(1,265)	3,292	12,032
Total comprehensive income (loss)	$12,688	$(45,441)	$(96,632)
The accompanying notes are an integral part of these consolidated financial statements

LegalZoom.com, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity
(In thousands)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (loss) Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	23,081	$70,906	125,037	$126	$102,417	$(639,348)	$(13,827)	$(550,632)
Issuance of common stock upon exercise of stock options	—	—	831	—	534	—	—	534
Issuance of common stock upon vesting of restricted stock awards and ESPP	—	—	938	1	1,244	—	—	1,245
Shares surrendered for settlement of minimum statutory tax withholdings	—	—	(87)	—	(2,342)	—	—	(2,342)
Stock-based compensation	—	—	—	—	113,270	—	—	113,270
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(23,081)	(70,906)	46,162	46	70,860	—	—	70,906
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions	—	—	21,989	22	581,811	—	—	581,833
Private placement of common stock, net of underwriting discounts and commissions	—	—	3,214	3	85,047	—	—	85,050
Stock issuance costs	—	—			(5,636)	—	—	(5,636)
Net issuance and repayments of full recourse notes receivable	—	—	—	—	43	—	—	43
Special dividends	—	—	—	—	(88)	—	—	(88)
Other comprehensive income	—	—	—	—	—	—	12,032	12,032
Net loss	—	—	—	—	—	(108,664)	—	(108,664)
Balance at December 31, 2021	—	$—	198,084	$198	$947,160	$(748,012)	$(1,795)	$197,551
Issuance of common stock upon exercise of stock options and ESPP	—	—	540	—	2,436	—	—	2,436

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (loss) Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Issuance of common stock upon vesting of restricted stock units	—	—	1,458	1	—	—	—	1
Shares surrendered for settlement of minimum statutory tax withholdings	—	—	(4)	—	(41)	—	—	(41)
Stock-based compensation	—	—	—	—	82,995	—	—	82,995
Repurchase and retirement of common stock	—	—	(9,256)	(9)	—	(95,117)	—	(95,126)
Other comprehensive income	—	—	—	—	—	—	3,292	3,292
Net loss	—	—	—	—	—	(48,733)	—	(48,733)
Balance at December 31, 2022	—	$—	190,822	$190	$1,032,550	$(891,862)	$1,497	$142,375
Issuance of common stock upon exercise of stock options and ESPP	—	—	976	1	8,444	—	—	8,445
Issuance of common stock upon vesting of restricted stock units	—	—	3,438	3	(3)	—	—	1
Shares surrendered for settlement of minimum statutory tax withholdings	—	—	(829)	—	(9,587)	—	—	(9,587)
Stock-based compensation	—	—	—		70,071	—	—	70,071
Repurchase and retirement of common stock	—	—	(5,868)	(6)	—	(54,867)	—	(54,873)
Stock repurchase costs	—	—	—	—	—	(100)	—	(100)
Stock repurchase excise tax	—	—	—	—	—	(185)	—	(185)
Other comprehensive loss	—	—	—	—	—	—	(1,265)	(1,265)
Net income	—	—	—	—	—	13,953	—	13,953
Balance at December 31, 2023	—	$—	188,538	$189	$1,101,474	$(933,061)	$232	$168,834
The accompanying notes are an integral part of these consolidated financial statements

LegalZoom.com, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income (loss)	$13,953	$(48,733)	$(108,664)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,383	21,745	16,686
Amortization of debt issuance costs	227	227	1,392
Amortization of prior hedge effectiveness	—	—	3,095
Amortization of right-of-use assets	2,692	2,049	—
Stock-based compensation	66,015	80,469	112,596
Impairment of long-lived assets	—	248	924
Impairment of other equity security	—	3,000	—
Loss on debt extinguishment	—	—	7,955
Discontinuance of interest rate swaps and write-off of prior hedge effectiveness	—	—	8,688
Deferred income taxes	4,712	(793)	(11,595)
Change in fair value of contingent consideration	(836)	(150)	—
Change in fair value of financial guarantee	—	—	(150)
Change in fair value of derivative instruments	—	—	392
Change in fair value of other equity security	—	—	(1,812)
Unrealized foreign exchange (gain) loss	(1,387)	3,558	943
Other	(39)	168	4
Changes in operating assets and liabilities, net of effects of business combinations, asset acquisition and disposal of business:
Accounts receivable	1,441	(2,505)	(1,511)
Prepaid expenses and other current assets	1,557	(523)	(4,965)
Other assets	435	179	(3,648)
Accounts payable	5,025	(6,609)	2,360
Accrued expenses and other liabilities	4,119	6,535	13,781
Operating lease liabilities	(2,319)	(2,135)	—
Income tax payable	(4)	28	(185)
Deferred revenue	3,334	17,079	17,866
Net cash provided by operating activities	124,308	73,837	54,152
Cash flows from investing activities
Acquisitions, net of cash acquired	—	(2,532)	(61,523)
Asset acquisition, net of cash acquired	—	(6,299)	—
Proceeds from acquisition working capital adjustment	—	307	—
Purchase of property and equipment	(31,593)	(22,098)	(11,740)
Payment upon extinguishment of interest rate swaps	—	—	(3,283)
Purchase of other equity security	—	—	(1,127)
Other	38	—	—

LegalZoom.com, Inc.
Consolidated Statements of Cash Flows (continued)
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net cash used in investing activities	(31,555)	(30,622)	(77,673)
Cash flows from financing activities
Repayment of finance and capital lease obligations	(35)	(14)	(31)
Payment of debt issuance costs	—	—	(767)
Repayment of 2018 Term Loan	—	—	(524,300)
Repayment of hybrid debt	—	—	(1,332)
Payment upon extinguishment of hybrid debt	—	—	(9,774)
Payment of contingent consideration	—	(600)	(1,049)
Repurchase and retirement of common stock	(54,873)	(95,126)	—
Payment of stock repurchase costs	(100)	—	—
Payment of special dividends	—	—	(112)
Proceeds from issuance of common stock in initial public offering, net of underwriting discounts and commissions	—	—	581,833
Proceeds from private placement, net of underwriting discounts and commissions	—	—	85,050
Payment of stock issuance costs	—	—	(5,636)
Shares surrendered for settlement of minimum statutory tax withholdings	(9,587)	(41)	(2,342)
Proceeds from issuance of stock under employee stock plans	8,445	2,438	1,819
Net cash (used in) provided by financing activities	(56,150)	(93,343)	123,359
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalent	34	(87)	(11)
Net increase (decrease) in cash, cash equivalents and restricted cash equivalent	36,637	(50,215)	99,827
Cash and cash equivalents and restricted cash equivalent, at beginning of the period	189,082	239,297	139,470
Cash and cash equivalents, at end of the period	$225,719	$189,082	$239,297
Supplemental cash flow data
Cash paid during the year for:
Interest	$—	$—	$12,284
Income taxes	6,598	741	1,459
Non-cash operating, investing, and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	$63	$7,528	$—
Capitalized stock-based compensation	4,056	2,526	674
Purchase of property and equipment included in accounts payable and accrued expenses and other current liabilities	2,577	646	676
Conversion of Series A redeemable convertible preferred stock into common stock in connection with initial public offering	—	—	70,906
Change in fair value of hedged interest rate swaps and interest rate cap	—	—	(5,817)
Accrued stock repurchase excise tax	185	—	—
The accompanying notes are an integral part of these consolidated financial statements

LegalZoom.com, Inc.
Notes to Consolidated Financial Statements

Note 1. Description of the Business
LegalZoom.com, Inc., was initially formed as a California corporation in 1999 and reincorporated as a Delaware corporation in 2007. LegalZoom.com, Inc., and its wholly owned subsidiaries, are referred to herein as the “Company”, “we,” “us,” or “our,”.
We are a provider of services that meet the legal needs of small businesses and consumers. Our position at business inception allows us to become a trusted business advisor, supporting the evolving needs of a new business across its lifecycle, and we have expanded our platform to include professional expertise and other products, both legal and non-legal, to better meet the needs of small businesses. Along with business formation, our offerings include ongoing compliance and tax advice and filings, business licenses, accounting, virtual mailbox and e-signature solutions, trademark filings, and estate plans. Additionally, we have insights into our customers and leverage our offerings as a channel to introduce small businesses to leading brands in our partner ecosystem, solving even more of their business needs.
Initial Public Offering
The registration statement related to our initial public offering, or IPO, was declared effective on June 29, 2021, and our common stock began trading on the Nasdaq Global Select Market on June 30, 2021. On July 2, 2021, we completed our IPO for the sale of 19,121,000 shares of our common stock, $0.001 par value per share at an offering price of $28.00 per share, for proceeds of $505.9 million, net of underwriting discounts and commissions. In addition, we sold 2,868,150 shares of our common stock for net proceeds of $75.9 million pursuant to the full exercise of the underwriter’s option to purchase additional shares in connection with the IPO. In addition, on July 2, 2021, we sold 3,214,285 shares of our common stock in a private placement with an existing related party stockholder for proceeds of $85.0 million, net of underwriting discounts and commissions. We raised aggregate proceeds of $666.9 million from our IPO and private placement after deducting underwriting discounts and commissions. We incurred stock issuance costs of $5.6 million. Proceeds raised from our IPO were used to repay the full outstanding balance of $521.6 million on our prior term loan.
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
Beginning in the fourth quarter of 2023, we include partner revenue in transaction and subscription revenue to conform with how we evaluate our performance. This change had no impact on total revenue. Prior period disaggregated revenue disclosures have been conformed to the current period presentation.
Certain other reclassifications have been made to prior periods amounts to conform to the current period presentation.

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
We perform valuations of assets acquired and liabilities assumed for an acquisition and allocate the purchase price to their respective net tangible and intangible assets. Determining the fair value of assets acquired and liabilities assumed requires management to use judgment and estimates, including the selection of valuation methodologies, estimates of cash flows, discount rates and selection of comparable companies. We generally engage the assistance of a third-party valuation firm in determining fair values of assets acquired and liabilities assumed and contingent consideration, if any, in a business combination.
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
Revenue outside of the U.S., based on the location of the customer, represented less than 1% of our revenue for the years ended December 31, 2023, 2022 and 2021. Our property and equipment and right-of-use, or ROU, assets located outside of the U.S. were immaterial as of December 31, 2023 and 2022.
Foreign Currency
The British Pound Sterling is the functional currency for our foreign subsidiaries domiciled in the U.K. The financial statements of these foreign subsidiaries are translated to U.S. Dollars using period-end rates of exchange for assets and liabilities, historical rates of exchange for equity, and average rates of exchange for the period for revenue and expenses. Translation gains and losses are recorded in accumulated other comprehensive (loss) income as a component of our consolidated statements of redeemable convertible preferred stock and stockholders’ equity. We recognized foreign currency transaction gain in the accompanying consolidated statement of operations of $1.4 million for 2023 and losses of $3.6 million and $0.9 million for 2022 and 2021, respectively.
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
At December 31, 2023 and 2022, our financial assets recorded at fair value on a recurring basis consist of cash equivalents and available-for-sale debt securities. At December 31, 2022, our financial liabilities recorded at fair value on a recurring basis consisted of contingent consideration from the acquisition of United Agency Services Corp, or UA Services. The cash equivalent consists of money market funds valued using quoted prices in active markets, which represents Level 1 inputs in the fair value hierarchy. The available-for-sale debt securities are valued using a Monte Carlo simulation, which include inputs that represent Level 3 inputs in the fair value hierarchy. Contingent consideration is valued using the present value and probability of the estimated future cash outflow, which include inputs that represent Level 3 inputs in the fair value hierarchy.
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
Due to a large and diverse customer base, no individual customer represented more than 10% of total revenue in December 31, 2023, 2022 and 2021, respectively. At December 31, 2023 and 2022, there were no customers with an outstanding balance of 10% or more of our accounts receivable balance.
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with original maturities of ninety days or less at the date of purchase. At December 31, 2023 and 2022, our cash consisted of bank account deposits and our cash equivalents consisted of $209.0 million and $130.2 million, respectively, invested in money market funds.
Accounts Receivable and Allowance for Credit Losses
Our accounts receivable balances, which are not collateralized and do not bear interest, primarily consist of amounts receivable from our credit and debit card merchant processors, customer receivables, and fees due from third-parties for services purchased by our customers from such third-parties. We reduce our accounts receivable for sales allowances and a reserve for potentially uncollectible receivables. We determine the amount of the allowances based on various factors, including historical collection experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect our ability to collect from customers. Account balances are charged off against the allowance when we determine that it is not probable we will collect the receivable. At December 31, 2023 and 2022, the allowance for credit losses was not material.
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
Internal-use Software and Cloud Computing Arrangements
Software development costs include costs to develop software to be used to meet internal needs and applications used to deliver our services. We capitalize development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended. We amortize internal-use software costs on a straight-line basis over their estimated useful life of three years commencing when the internal-use software is substantially complete and ready for its intended purpose. Costs related to development of internal-use software are included in the accompanying consolidated balance sheets in property and equipment, net. Costs related to implementation of cloud computing arrangements that do not include a software license are included in the accompanying consolidated balance sheets in prepaid expenses and other current and non-current assets and are amortized over the contractual term of the underlying service arrangement.
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

Derivative Financial Instruments
Prior to our IPO in 2021, derivative financial instruments, which included interest rate swaps, an interest rate cap, and a financial guarantee relating to a former executive officer, were recorded at fair value. For derivatives that qualified for hedge accounting, specifically as cash flow hedges, the change in fair value of the derivatives was recorded as an unrealized gain (loss), net of taxes, in the accompanying consolidated statements of comprehensive (loss) income. For derivatives that did not qualify for hedge accounting, the change in the fair value of our derivatives related to our long-term debt were recorded in interest expense, net, and the change in the fair value of our financial guarantee was recorded in other income, net, in the accompanying consolidated statements of operations. In 2021, our derivative positions were extinguished in connection with our IPO and full repayment of our long-term debt.
Available-for-sale Debt Securities
At December 31, 2023 and 2022, we held long-term investments of certain privately held companies through the purchase of convertible promissory notes. These investments are classified as available-for-sale debt securities. For available-for-sale debt securities that have the estimated fair values below their amortized cost basis, we evaluate our intent to sell the security or whether we will more likely than not be required to sell the security before recovery of its amortized cost basis. If either of these criteria are met, the security’s amortized cost basis is written down to its fair value through earnings. If these criteria are not met, we evaluate whether the decline in fair value has resulted from credit loss or other factors. If the assessment indicates a credit loss exists, the credit-related portion of the loss is recorded as allowance for credit loss with a corresponding credit loss expense, included in the consolidated statement of operations. If the assessment indicates a credit loss does not exist, impairment is recognized in other comprehensive (loss) income, net of applicable taxes.
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
Leases
On January 1, 2022, we adopted Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, No. 842, Leases, and related amendments, using the modified retrospective method. Financial information related to periods prior to adoption is as originally reported under the FASB, ASC No. 840, Leases. On January 1, 2022, we recorded operating lease ROU assets of $5.7 million and operating lease liabilities of $5.9 million. The difference between the leased assets and lease liabilities represents the existing deferred rent liabilities balance at adoption, resulting from historical straight-line recognition of operating leases, which was reclassified upon adoption to reduce the measurement of the leased assets. The adoption of the standard did not have a material impact on our stockholders’ equity, results of operations, or cash flows.
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
Deferred Offering Costs
We record certain legal, accounting, and other third-party fees in other assets that are directly associated with in-process equity financings until such financings are consummated. After consummation, these costs are recorded in stockholders’ equity as a reduction from the proceeds of the offering. Should the equity financing no longer be considered probable of being consummated, the deferred offering costs are expensed in the consolidated statements of operations within income from operations.
In 2021, we incurred $5.6 million related to our IPO, which is included in additional-paid in capital in the accompanying consolidated statements of redeemable convertible preferred stock and stockholders’ equity. There were no deferred stock issuance costs recognized in other assets as of December 31, 2023 or 2022.
Revenue Recognition
We derive our revenue from the following sources:
Transaction revenue—Transaction revenue is primarily generated from our customized legal document services upon fulfillment of these services. Transaction revenue includes filing fees and is net of cancellations, promotional discounts, sales allowances and credit reserves. Tax preparation services are recognized at the point in time when the customer’s tax return is filed and accepted by the applicable government authority. We also earn fees from third-party providers from leads generated to such providers through our online legal platform.
Subscription revenue—Subscription revenue is generated primarily from subscriptions to our registered agent, compliance packages, attorney advice, legal forms, tax and accounting, virtual mail and e-signature services, and software-as-a-service, or SaaS, accounting solution subscriptions and SaaS subscriptions in the

U.K. We generally recognize revenue from our subscriptions ratably over the subscription term. Subscription terms generally range from thirty days to one year. Subscription revenue includes the transaction price allocated to bundled free trials for our subscription services and is net of promotional discounts, cancellations, sales allowances and credit reserves and payments to third-party service providers.
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
Our transaction and subscription revenue is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Transaction	$247,780	$260,781	$281,644
Subscription	412,947	359,198	293,436
Total revenue	$660,727	$619,979	$575,080
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
We recognize revenue when we satisfy the performance obligation by transferring the promised good or service to the customer. For our transaction-based services, we generally recognize revenue at a point-in-time when the services are delivered to the customer. For our subscription-based services we generally recognize revenue on a straight-line basis over the subscription term. Revenue earned from leads generated to third-party providers is recognized at a point-in-time when the related performance-based criteria have been met. We assess whether performance criteria have been met on a cost-per-click or cost-per-action basis.
We have elected the practical expedient not to adjust the promised amount of consideration for the effects of a significant financing component if the period between revenue recognition and when the customer pays for the product or service will be one year or less.
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
In arrangements in which we are the principal, we record as revenue the amounts we have billed to our customer, net of sales allowance, and we record the fee payable to the third-party as cost of revenue. We are the principal in most of our legal document preparation and registered agent services, including legal entity formations and similar arrangements and formation in the U.K. and since December 2021, tax advisory and preparation services through our fulfilled tax subscription, LZ Tax. For these services, revenue includes filing and similar fees. Our alternative business structures, or ABS, offer legal advisory services that are marketed through our websites. Our ABS provides independent legal advice to our customers and is directly responsible for, and control the fulfillment of, the legal services. Accordingly, for services provided by our ABS, we recognize revenue as the principal.
In arrangements in which we are not the principal, we record revenue on a net basis, which is equal to the amount billed to our customer, net of sales allowances and the fee payable to the third-party or partner that is primarily responsible for performing the services for the customer. Except for our Arizona ABS, we are not a law firm in the U.S. and cannot provide legal advice through our U.S. entities. Therefore, the participating independent law firms in our legal plans control the service to the customer and have the primary service obligation to provide attorney consultations to our customers, for which we pay the law firms a monthly fee. For these arrangements, we recognize revenue on a net basis as an agent. For other services provided by third-parties, including deed transfer, accounting, tax, business data protection, revenue is recognized net of fees payable to third-parties. For revenue earned from leads generated to third-party providers, we receive a fee for the referral of our customer to a third-party provider or we retain a portion of the fee paid by the customer and share the remainder with a third-party. The third-party providers control the service to the customer and are responsible for fulfilling the referred service to the customer; accordingly, we recognize revenue for these arrangements on a net basis.
Revenue includes shipping and handling fees charged to customers.
Cost of Revenue
Cost of revenue includes all costs of providing and fulfilling our services. Cost of revenue primarily includes government filing fees, costs of fulfillment, customer care, including the cost of credentialed professionals for tax, and payroll services, and related benefits, including stock-based compensation, and costs of independent contractors for document preparation, telecommunications and data center costs, amortization of acquired developed technology, depreciation and amortization of network computers, equipment and internal-use software, printing, shipping and handling charges, credit and debit card fees, allocated overhead, legal document kit expenses, and sales and use taxes. We defer direct and incremental costs primarily related to government filing fees incurred prior to the associated service meeting the criteria for revenue recognition. These contract assets are recognized as cost of revenue in the same period the related revenue is recognized. At December 31, 2023 and 2022, there was $1.7 million and $1.9 million, respectively, in deferred cost of revenue included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. Filing fees of $88.1 million, $74.1 million and $79.8 million were recorded in cost of revenue in the accompanying consolidated statements of operations for years ended December 31, 2023, 2022, and 2021, respectively.
Sales and Marketing Expenses
Sales and marketing expenses consist of customer acquisition media costs, compensation and related benefits, including stock-based compensation for marketing and sales personnel, media production, public relations and other promotional activities, general business development activities, an allocation of depreciation and amortization and allocated overhead. Customer acquisition media costs consist primarily of search engine marketing, television and social media costs. Marketing and advertising costs to promote our services are expensed in the period incurred. Media production costs are expensed the first time the advertisement is aired. Advertising expenses, consisting of customer acquisition media costs, were $145.3 million, $174.6 million and $195.4 million for the years ended December 31, 2023, 2022, and 2021, respectively.
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
The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If we had made different assumptions, our stock-based compensation expense, and our net income (loss) for the years ended December 31, 2023, 2022, and 2021 may have been materially different.
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
We make judgments in evaluating whether deferred tax assets will be recovered from future taxable income. A valuation allowance is established if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risk associated with estimates of future taxable income in assessing the need for a valuation allowance. If our assumptions and consequently our estimates, change in the future, the valuation allowance may be increased or decreased, resulting in an increase or decrease, which may be material, to our provision for income taxes and the related impact on our net income (loss).
We recognize tax benefits from an uncertain position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits. If this threshold is met, we measure the tax benefit as the largest amount of the benefit that is greater than fifty percent likely to be realized upon ultimate settlement. We recognize penalties and interest accrued with respect to uncertain tax positions as a component of the income tax provision. At December 31, 2023 and 2022, accrued penalties and interest related to uncertain tax positions were not material.
Net Income (Loss) Per Share Attributable to Common Stockholders
We apply the two-class method for calculating net income per share. Under the two-class method, in periods where we generate net income, net income is allocated between common stock and other participating securities based on their participation rights. Prior to our IPO, our participating securities consisted of redeemable convertible preferred stock, which participated in dividends, if declared. For periods in which we report a net loss, the participating securities are not contractually obligated to share in our losses, and accordingly, no loss is allocated to the participating securities. Basic net income (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding, net of unvested restricted stock, if any, during the period. We compute diluted net income (loss) per share under the two-class method where income is reallocated between common stock, potential common stock and participating securities. Potential common stock includes stock options, restricted stock units, restricted stock awards and employee stock purchase plans, or ESPPs and RSUs computed using the treasury stock method.
Recent Accounting Pronouncements
Prior to December 31, 2022, we qualified as an emerging growth company, or EGC, and were allowed by the Jumpstart Our Business Startups Act to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements were made applicable to private companies. We became a large accelerated filer and no longer qualified as an EGC at the conclusion of the year ended December 31, 2022. The adoption dates discussed below for recently adopted accounting pronouncements reflect the transition periods required as a result of becoming a large accelerated filer as of December 31, 2022. We are required to adopt all future new or revised accounting pronouncements in accordance with public company timelines.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update, or ASU, 2016-13, Financial Instruments—Credit losses: Measurement of Credit Losses on Financial Instruments (Topic 326), which revises the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which results in more timely recognition of losses on financial instruments, including, but not limited to, available-for-sale debt securities and accounts receivable. We adopted ASU 2016-13 effective January 1, 2022. The adoption of this accounting standard did not have a material impact on our consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) — Facilitation of the Effects of Reference Rate Reform on Financial Reporting, or Topic 848, that provides optional relief to applying reference rate reform to contracts, hedging relationships, and other transactions that reference the LIBOR. Also, in January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848) — Scope, to clarify that cash flow hedges are eligible for certain optional expedients and exceptions for the application of subsequent assessment methods to assume perfect effectiveness as previously presented in ASU No. 2020-04. We adopted the provisions of Topic 848 upon issuance of this accounting standard and the adoption did not have a material impact to our consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. This standard eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted earnings per share computation. We adopted ASU 2020-06 on January 1, 2022 and the adoption of this accounting standard did not have a material impact on our consolidated financial statements.
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement—Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (Topic 820), or ASU 2022-03, which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments are effective for fiscal years beginning after December 15, 2023. We early adopted ASU 2022-03 during the three months ended June 30, 2023. The adoption of this accounting standard did not have a material impact on our consolidated financial statements.
In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which requires that a buyer in a supplier finance program disclose qualitative and quantitative information about its supplier finance programs. We adopted

ASU 2022-04 effective January 1, 2023. The adoption of this accounting standard did not have a material impact on our consolidated financial statements.
In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements, which amends certain provisions of ASC 842 related to the accounting for leasehold improvements in common-control arrangements. ASU 2023-01 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. We early adopted ASU 2023-01 effective January 1, 2023. The adoption of this accounting standard did not have a material impact on our consolidated financial statements.
In March 2023, the FASB issued ASU 2023-02, Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, which allows reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. ASU 2023-02 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. We early adopted ASU 2023-02 effective January 1, 2023. The adoption of this accounting standard did not have a material impact on our consolidated financial statements.
In July 2023, the FASB issued ASU 2023-03 to amend various paragraphs in the ASC to align with the previously issued SEC guidance. ASU 2023-03 did not provide any new guidance, and there is no transition or effective date associated with it resulting in the ASU 2023-03 being effective upon issuance. Consequently, the adoption of this accounting standard did not have a material impact on our consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Entities must adopt the changes to the segment reporting guidance on a retrospective basis, and early adoption is permitted. We are currently evaluating the impact of the adoption on our consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires entities to disclose more detailed information in the reconciliation of their statutory tax rate to their effective tax rate. This accounting standard is effective for fiscal years beginning after December 15, 2024, and interim periods within fiscal years beginning after December 15, 2025. ASU 2023-09 will be applied prospectively with an option for retroactive application to each period in the financial statements, and early adoption is permitted. We are currently evaluating the impact of the adoption on our consolidated financial statements.
Note 3. Other Financial Statement Information
Accounts Receivable
Changes in the allowances consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$4,730	$4,060	$5,256
Add: amounts recognized as a reduction of revenue	8,220	8,193	6,610
Add (less): allowance for credit losses recognized in general and administrative expense	1,144	446	(279)
Less: write-offs, net of recoveries	(9,188)	(7,969)	(7,527)
Ending balance	$4,906	$4,730	$4,060
The allowance recognized as a reduction of revenue primarily relates to our installment plan receivables for which we expect we will not be entitled to a portion of the transaction price based on our historical experience with similar transactions. The allowance recognized against general and administrative expense represents an allowance relating to receivables from third-party providers that are no longer considered collectible.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31,
	2023	2022
Prepaid expenses	$10,423	$10,624
Deferred cost of revenue	1,678	1,915
Capitalized cloud computing development costs	1,085	1,407
Income tax receivable	35	760
Other current assets	1,938	1,993
Total prepaid expenses and other current assets	$15,159	$16,699
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As December 31,
	2023	2022
Accrued payroll and related expenses	$33,635	$27,822
Accrued vendor payables	11,223	15,531
Accrued advertising	—	1,071
Sales allowances	3,412	4,426
Accrued sales, use and business taxes	9,795	3,838
Other	3,613	4,685
Total accrued expenses and other current liabilities	$61,678	$57,373
Changes in sales allowances relating to charge-backs, sales credits and refunds consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$4,426	$4,862	$4,856
Add: increase in sales allowances	6,635	7,217	7,998
Less: utilization of reserves	(7,649)	(7,653)	(7,992)
Ending balance	$3,412	$4,426	$4,862
Depreciation and Amortization
Depreciation and amortization expense of our property and equipment, including capitalized internal-use software, and intangible assets consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$12,772	$8,581	$6,430
Sales and marketing	5,286	7,014	6,017
Technology and development	4,184	2,834	2,361
General and administrative	3,141	3,316	1,878
Total depreciation and amortization expense	$25,383	$21,745	$16,686
Deferred Revenue
Deferred revenue as of December 31, 2023 and 2022 was $168.4 million and $165.1 million, respectively. Revenue recognized in 2023, 2022 and 2021 that was included in deferred revenue at the beginning of the year was $163.4 million, $146.6 million and $127.6 million, respectively. We expect to recognize substantially all of the deferred revenue as of December 31, 2023 as revenue in 2024.
We have omitted disclosure on the transaction price allocated to remaining performance obligations and estimated timing of revenue recognition as our contracts with customers that have a duration of more than one year are immaterial.
Note 4. Assets Held for Sale
In September 2022, following an evaluation of our office space and business requirements, we commenced a plan to sell our operational headquarters in Austin, Texas, consisting of land, a building and building improvements, and determined that these assets met the held for sale criteria. We ceased recording depreciation on these assets upon meeting the held for sale criteria. At December 31, 2023, the total carrying value of the assets held for sale remains at $22.7 million as follows:

December 31, 2023
Land	$6,400
Building and building improvements	16,322
Total assets held for sale	$22,722
The estimated fair value less costs to sell the assets held for sale exceed their carrying values and hence no impairment was necessary as of December 31, 2023.
Note 5. Acquisitions
Revvsales, Inc.
In October 2022, we completed an asset acquisition of Revvsales Inc, or Revv, consisting substantially of acquired developed technology for their self-service document automation and electronic signature platform. Revv’s proprietary technology enhanced our forms library and legal template offerings and has been leveraged to develop modern product experiences and services for small businesses. A purchase price of $6.6 million, which was subject to customary adjustments, was paid at closing and funded by our available cash on hand. The acquisition was accounted for as an asset acquisition because substantially all the value of the assets acquired were concentrated in the acquired technology. Revv’s operations have been included in our consolidated financial statements commencing on the acquisition date.
We allocated the accumulated cost of the acquisition to the assets acquired based on their relative fair values. The accumulated cost of the acquisition included direct acquisition-related costs and applicable taxes. The estimated fair value of developed technology was $6.5 million and an assembled workforce of $0.1 million, which were determined by using a replacement cost approach. The replacement cost approach consists of developing an estimate of the current cost of a similar new asset having the nearest equivalent utility to the asset being valued. The developed technology rights and assembled workforce is amortized over a weighted-average period of three years by using the straight-line method.
Separate from the asset acquisition, up to $2.6 million was payable to certain of the sellers on the first and second anniversaries of the asset acquisition date as compensation for maintaining an assembled workforce. During the year ended December 31, 2023 a payment of $1.3 million was made to these sellers pursuant to the foregoing compensation arrangement.
United Agency Services, Corp.
In August 2022, we acquired certain assets and liabilities of UA Services, a company providing registered agent services and corporate compliance solutions for $3.5 million, of which $2.6 million was paid in cash on the acquisition date and up to $1.0 million was payable in cash within twelve months from the acquisition date based upon the achievement of certain earnout metrics. During the year ended December 31, 2023, we recorded a $0.8 million reduction in fair value of contingent consideration as a component of cost of revenue because the earnout metrics were not achieved. Furthermore, an additional payment of up to $0.4 million to the seller of UA Services was contingent on certain service conditions being met. This amount was excluded from the purchase consideration and was recorded as compensation expense in 2022.
The acquisition was completed in order to build a more durable registered agency platform and has been accounted for as a business combination. The purchase price was allocated to the assets acquired and liabilities assumed. Goodwill of $3.3 million arising from the acquisition consisted largely of the assembled workforce and synergies expected from combining our operations. The acquired goodwill was deductible for tax purposes. There were no intangible assets acquired in connection with this acquisition. Acquisition costs related to this transaction of approximately $0.4 million were expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statements of operations during the year ended December 31, 2022.
The revenue and earnings of the acquired business were included in our results of operations since the acquisition date and were not material to the consolidated financial results for the year ended December 31, 2022. Pro forma revenues and results of operations for this acquisition are not presented as the impact on our consolidated financial statements for the year ended December 31, 2022 was immaterial.
Earth Class Mail, Inc.
In November 2021, we acquired all of the outstanding equity interests in Earth Class Mail, Inc., or Earth Class Mail, a company that provides virtual mailbox solutions for small businesses, in line with our strategy to scale our existing business through building in-house adjacencies, for $61.2 million. The purchase price was reduced during the year ended December 31, 2022 due to a working capital adjustment of $0.3 million and immaterial measurement period adjustments.

	Amount	Estimated useful life
	(in thousands)
Goodwill	$48,617	—
Customer relationships	10,603	6 years
Developed technology	5,418	5 years
Trade names	179	26 months
Property and equipment	267	3-5 years
Deferred tax liability	(3,087)	—
Other liabilities	(787)	—
Total purchase consideration	$61,210
Intangible assets acquired from Earth Class Mail included customer relationships of $10.6 million, developed technology of $5.4 million and trade names of $0.2 million, which are being amortized over their estimated useful life using the straight-line method. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill.
The resulting goodwill of $48.6 million arising from the acquisition consisted largely of the assembled workforce and synergies expected from combining Earth Class Mail into our operations. The acquired goodwill was deductible for tax purposes. Acquisition-related costs, including legal, regulatory, and consulting costs amounted to $1.4 million and were included within general and administrative expenses in our consolidated statement of operations during the year ended December 31, 2021.
The revenue and earnings of the acquired business were included in our results of operations since the acquisition date and were not material to the consolidated financial results for the year ended December 31, 2021. Pro forma revenues and results of operations for this acquisition are not presented as the impact on our consolidated financial statements for the year ended December 31, 2021 was immaterial.
Note 6. Investments
Available-for-sale Debt Securities
In 2019, we invested in Legal Vision Pty Ltd., or Legal Vision, an Australian proprietary limited company that provides online legal services to small and medium size businesses, through the purchase of a convertible promissory note for a total of Australian Dollar, or AUD, $1.0 million ($0.7 million). The convertible promissory note has a maturity term of ten years, which is convertible into Legal Vision’s common stock. The underlying conversion feature is automatically exercisable upon an exit event including an IPO, merger or sale, upon a new financing round, or at our election. At December 31, 2023, we do not hold any equity interests or in-substance common stock in Legal Vision, and accordingly, we have classified the convertible promissory note as an investment in an available-for-sale debt security in the accompanying consolidated balance sheets.
The fair value of the convertible promissory note is based on unobservable inputs that are categorized as Level 3 in the fair value hierarchy. We determined that the conversion option on the Legal Vision convertible promissory note will not have material value until Legal Vision executes on its business plans to drive growth, which consequently will drive the fair value of the associated conversion option in excess of the carrying value of the convertible promissory note. Accordingly, the fair value of the convertible debt approximated its carrying value as of December 31, 2023 and 2022. At December 31, 2023 and 2022, the fair value of our available-for-sale debt security in Legal Vision was AUD $1.7 million ($1.2 million) and AUD $1.5 million ($1.0 million), respectively, with the change due to fair value adjustments during the period. In 2023, key assumptions used in the Monte Carlo simulation model to determine the fair value of the convertible promissory note in Legal Vision were: expected term of 5.3 years, risk-free rate of 3.7% and volatility of 60%. The increase in fair value was recognized in other comprehensive (loss) income for the year ended December 31, 2023.
Since the Legal Vision convertible promissory note has a contractual maturity date that exceeds one year and we do not intend to liquidate in the next twelve months, we have classified the convertible promissory note as a noncurrent available-for-sale debt security in the accompanying consolidated balance sheets as of December 31, 2023 and 2022.
Investments in Other Equity Securities
We hold an equity investment in LawPath, Pty Ltd, or LawPath, an Australian proprietary limited company that provides an online legal platform to individuals and small and medium size businesses. In October 2021, we invested an additional AUD $1.5 million ($1.1 million). The change in fair value, due to an orderly transaction, in our other equity securities was $1.8 million for the year ended December 31, 2021, which was recognized in other income (expense), net in our consolidated statements of operations. At both December 31, 2023 and 2022 the carrying amount of our investment in LawPath was $4.4 million. The investment in LawPath does not have a readily determinable fair value.
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
There were no other impairments of our investments during the years ended December 31, 2023, 2022, and 2021. At December 31, 2023 and 2022, the carrying value of these investments is included in other assets in the accompanying consolidated balance sheets.
Note 7. Property and Equipment
Property and equipment, net, consisted of the following (in thousands):

	As of December 31,
	2023	2022
Internal-use software	$91,424	$67,371
Purchased software	1,360	2,228
Furniture and office equipment	1,797	2,518
Computer hardware	7,588	14,074
Leasehold improvements	1,476	1,985
Software development in-progress	—	105
Total cost of property and equipment	103,645	88,281
Less: accumulated depreciation and amortization	(55,413)	(57,458)
Property and equipment, net	$48,232	$30,823
Depreciation and amortization expense related to property and equipment was $20.2 million, $18.2 million and $15.7 million for 2023, 2022 and 2021, respectively.
At December 31, 2023 and 2022 accumulated amortization in connection with internal-use software costs was $47.6 million and $41.0 million, respectively. In 2023, 2022 and 2021, we recorded amortization expense of $17.6 million, $14.6 million and $11.6 million, respectively, in connection with these costs. Software development in-progress consists primarily of internal-use software projects, which when placed in service, will provide enhancements and improvements to the operational and functional capabilities to our online platforms and our customer-facing website. In 2023, 2022 and 2021 we capitalized internal-use software development costs of $35.0 million, $21.4 million and $9.9 million respectively. In 2023 and 2022, no software development costs were impaired. In 2021, we impaired $0.9 million of capitalized software development costs related primarily to internal-use software projects that no longer met our business requirements or were no longer expected to be placed in service.

Note 8. Leases
We conduct operations from certain leased facilities in various locations. At December 31, 2023, we had various non-cancelable operating leases for office space and equipment, which expire between January 2024, and November 2029, and which represent the non-cancelable periods of the leases and include extension options that we determined are reasonably certain to be exercised. We exclude extension options that are not reasonably certain to be exercised from our lease terms. Our lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms. We often receive customary incentives from our landlords, such as reimbursements for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for these leases.
Operating lease liabilities on our consolidated balance sheets represent the present value of our remaining lease payments over the remaining lease terms. We do not allocate lease payments to non-lease components. We use our incremental borrowing rate to calculate the present value of our lease payments, as the implicit rates in our leases are not readily determinable.
Leases consist of the following (in thousands):

		As of December 31,
Assets	Classification	2023	2022
Operating	Operating lease right-of-use assets	$8,518	$11,148
Finance	Property and equipment, net	27	62
Total leases		$8,545	$11,210
Liabilities
Current
Operating	Operating lease liabilities	$2,052	$2,317
Finance	Accrued expenses and other current liabilities	26	36
Non Current
Operating	Operating lease liabilities, non-current	6,966	8,958
Finance	Other liabilities	2	28
Total lease liabilities		$9,046	$11,339
At December 31, 2023, the maturities of our remaining operating lease and finance lease liabilities were as follows (in thousands, except years and percentages):

	Operating leases	Finance leases	Total leases liabilities
2024	$2,392	$27	$2,419
2025	1,828	2	1,830
2026	1,744	—	1,744
2027	1,677	—	1,677
2028	1,312	—	1,312
Thereafter	1,151	—	1,151
Total minimum lease payments	10,104	29	10,133
Less: Effects of discounting	1,086	1	1,087
Present value of lease liabilities	$9,018	$28	$9,046
Less: current portion	$2,052	$26	$2,078
Long-term lease liabilities	$6,966	$2	$6,968
Weighted-average remaining lease term as of December 31, 2023 (in years)	5.0	1.1
Weighted-average incremental borrowing rate as of December 31, 2023	4.51%	5.50%
Weighted-average remaining lease term as of December 31, 2022 (in years)	5.6	1.9

	Operating leases	Finance leases	Total leases liabilities
Weighted-average incremental borrowing rate as of December 31, 2022	4.39%	5.50%
The component of our lease costs included in our consolidated statements of operations were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Lease cost
Operating lease cost	$3,127	$2,384
Other variable cost	276	250
Finance lease cost	38	17
Net lease cost	$3,441	$2,651
Note 9. Goodwill
The changes in goodwill for 2023 and 2022 were as follows (in thousands):

Amount
Balance as of December 31, 2021	$59,910
Acquisition	3,409
Foreign currency translation	(90)
Balance as of December 31, 2022	63,229
Foreign currency translation	89
Balance as of December 31, 2023	$63,318
As discussed in Note 5, we acquired UA Services in August 2022.

Note 10. Intangible Assets, net
Intangible assets, net, consisted of the following (in thousands):

	As of December 31, 2023
	Remaining Weighted average useful life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	3.8	$12,088	$5,314	$6,774
Developed technology	2.2	14,281	7,412	6,869
Trade names	1.0	358	339	19
Assembled workforce	1.8	$125	$52	73
Total intangible assets		$26,852	$13,117	$13,735

	As of December 31, 2022
	Remaining Weighted average useful life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	4.8	$17,841	$9,300	$8,541
Developed technology	3.2	16,813	6,689	10,124
Trade names	1.3	503	383	120
Assembled workforce	2.8	125	10	115
Total intangible assets		$35,282	$16,382	$18,900
As discussed in Note 5, we acquired Revv in October 2022, UA Services in August 2022 and Earth Class Mail in November 2021. In 2023, 2022 and 2021, we recorded amortization expense of $5.2 million, $3.5 million and $1.0 million, respectively.
At December 31, 2023, estimated future intangible assets amortization expense was as follows (in thousands):

For Years Ending December 31,
2024	$5,082
2025	4,510
2026	2,670
2027	1,473
Total future amortization expense	$13,735
Note 11. Long-term Debt
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
At December 31, 2023 and 2022, we had no amounts outstanding under our 2021 Revolving Facility or any outstanding letters of credit. We were in compliance with all financial covenants as of December 31, 2023 and 2022.
Note 12. Derivative Financial Instruments
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
There were no interest rate swaps outstanding as of December 31, 2023 and 2022.

The impact from losses from our interest rate cap, interest rate swaps, and hybrid debt in our consolidated statements of operations were as follows (in thousands):

Year Ended December 31,
2021
Settlement of interest rate swaps	$1,052
Amortization of prior hedge effectiveness	3,095
Fair value adjustment of interest rate swap	364
Amortization of interest rate cap premium	28
Interest expense on hybrid debt	368
Discontinuance of interest rate swaps and prior hedge effectiveness	9,240
Total, recorded in interest expense, net	$14,147
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
Note 13. Commitments and Contingencies
Commitments
We have non-cancelable agreements with various vendors, which require us to pay $46.5 million over a four year period, of which $32.8 million remains to be paid as of December 31, 2023.
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

Note 14. Stockholders’ Equity
Stock Repurchase Program
On March 1, 2022, our board of directors approved a stock repurchase program, or 2022 stock repurchase program, authorizing us to repurchase up to $150.0 million of our common stock, with no fixed expiration. In September 2023, we repurchased a total of 4,718,755 shares of our common stock for a total repurchase of $45.1 million directly from a selling stockholder, who was a related party due to the selling stockholder’s then-ownership of our common stock, in a private, non-underwritten transaction at a price of $9.55 per share, which was equal to the price paid by the underwriters to the selling stockholder in a concurrent secondary public offering. The repurchase was recorded as a reduction to stockholders' equity. Upon this repurchase, no further repurchases were available under our 2022 stock repurchase program. The secondary offering of 16,100,000 shares of our common stock by a selling stockholder was completed at a price to the public of $10.00 per share before underwriting discounts and commissions. All direct and incremental costs incurred in connection with the secondary offering were expensed because we did not receive any proceeds from the sale of shares of common stock in the secondary offering.
In November 2023, a selling stockholder, who was a related party due to the selling stockholder’s then-ownership in our common stock, sold 15,099,993 shares of our common stock in an underwritten public offering. We did not offer any shares of common stock in this secondary offering and did not receive any proceeds from the sale of shares of common stock by the selling stockholder. All direct and incremental costs incurred in connection with the secondary offering were expensed because we did not receive any proceeds from the sale of shares of common stock in the secondary offering.
In October 2023, our board of directors approved a new stock repurchase program, or 2023 stock repurchase program, authorizing repurchases of up to $100.0 million of our common stock, with no fixed expiration. Stock repurchases under both 2023 and 2022 programs authorized us to repurchase our common stock through any manner, including open market transactions, accelerated stock repurchase agreements, or privately negotiated transactions with third parties, and in such amounts as management deems appropriate. Open market repurchases may be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. We also, from time to time, entered and may enter into Rule 10b5-1 plans to facilitate repurchases of our shares of common stock under this authorization. Neither stock repurchase program obligated us to acquire any particular amount of common stock and each could be modified, suspended or terminated at any time at the discretion of our board of directors.
During the year ended December 31, 2023, we repurchased a total of 5,867,835 shares of our common stock through open market purchases using Rule 10b5-1 plans and in the above private, non-underwritten transaction, at an average per share price of $9.35 for a total repurchase of $54.9 million including broker commission. During the year ended December 31, 2022, using the Rule 10b5-1 plans, we repurchased a total of 9,256,268 shares of our common stock through open market purchases at an average per share price of $10.28 for a total repurchase of $95.1 million including broker commission. The repurchases were recorded as a reduction to our accumulated deficit in the accompanying consolidated statements of redeemable convertible preferred stock and stockholders’ equity. We have made additional open market repurchases under the 2023 stock repurchase program subsequent to December 31, 2023 of 897,385 shares of our common stock, amounting to $9.2 million, as of the date of filing.
The Inflation Reduction Act of 2022, enacted in August 2022, imposed a 1% non-deductible excise tax on net repurchases of shares by domestic corporations whose stock is traded on an established securities market. Consequently, this excise tax is applicable to our stock repurchase program beginning in 2023 and represents a cost of the repurchases of our common stock. We have recognized $0.2 million excise tax liability as of December 31, 2023 because the fair market value of stock repurchases exceeded the fair market value of stock issuances during the year ended December 31, 2023.
Note 15. Stock-based Compensation
2021 Equity Incentive Plan
In June 2021, our board of directors adopted our 2021 Equity Incentive Plan, or 2021 Plan. All equity-based awards going forward will be granted under the 2021 Plan. An aggregate of 18,946,871 shares of our common stock were reserved for issuance under our 2021 Plan, as well as any future automatic annual increases in the number of shares of common stock reserved for issuance under our 2021 Plan.
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
Under the 2021 Plan, RSU awards are granted under RSU award agreements adopted by the administrator. RSU awards may be granted for any form of legal consideration that may be acceptable to our board of directors and permissible under applicable law. An RSU award may be settled by cash, delivery of stock, a combination of cash and stock as deemed appropriate by the administrator, or in any other form of consideration set forth in the RSU award agreement. Additionally, dividend equivalents may be credited in respect of shares covered by a RSU award. Except as otherwise provided in the applicable award agreement, or other written agreement between us and the recipient, RSU awards that have not vested will be forfeited once the participant’s continuous service ends for any reason.
2021 Employee Stock Purchase Plan
In June 2021, our board of directors adopted our 2021 Employee Stock Purchase Plan, or 2021 ESPP. We authorized the issuance of 3,552,538 shares of common stock under the 2021 ESPP, as well as any future automatic annual increases in the number of shares of common stock reserved for issuance under our 2021 Employee Stock Purchase Plan. Our 2021 ESPP is implemented through a series of offerings under which eligible employees are granted rights to purchase shares of our common stock on specified dates during such offerings at a discounted price per share.
Under the 2021 ESPP our employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the stock at the beginning of the offering period or at the end of each applicable purchase period. The 2021 ESPP generally provides for offering periods of six months in duration with purchase periods ending on either May 15 or November 15. Contributions under the 2021 ESPP are limited to a maximum of 15% of an employee’s eligible compensation. ESPP purchases are settled with common stock from the ESPP’s previously-authorized and available pool of shares. The stock-based compensation expense incurred in 2023, 2022 and 2021 was $0.7 million, $0.7 million and $0.4 million, respectively. Our policy is to issue new common stock upon the exercise of stock options.
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
Stock-based Compensation Expense
We recorded stock-based compensation expense in the following categories in the accompanying consolidated statements of operations and balance sheets (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$4,318	$2,931	$1,733
Sales and marketing	6,096	10,144	15,746
Technology and development	18,899	16,574	38,796
General and administrative	36,702	50,820	56,557
Total stock-based compensation expense	66,015	80,469	112,832
Amount capitalized to internal-use software	4,056	2,526	674
Total stock-based compensation	$70,071	$82,995	$113,506

Stock Options
Stock option activity for the year ended December 31, 2023 is as follows (in thousands, except weighted-average exercise price and remaining contract life):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	17,155	$11.13	7.1	$3,698
Granted	4,181	8.54
Exercised	(743)	8.20
Cancelled	(19)	9.77
Forfeited	(88)	9.44
Outstanding at December 31, 2023	20,486	$10.69	6.9	$34,571
Vested and expected to vest at December 31, 2023	20,486	$10.69	6.9	$34,571
Exercisable at December 31, 2023	14,021	$10.53	6.1	$22,332
The aggregate intrinsic values in the table above represents the difference, if any, between the fair value per share of our common stock and the option exercise prices multiplied by the number of options at the respective balance sheet dates. The total intrinsic value of stock options exercised in 2023, 2022 and 2021 was $2.2 million, $3.9 million and $13.5 million, respectively. During the years ended December 31, 2023, 2022, and 2021, the Company recorded stock-based compensation expense related to stock option awards of $22.0 million, $40.1 million, and $73.6 million, respectively. At December 31, 2023, total remaining stock-based compensation expense for unvested stock options was $25.5 million, which is expected to be recognized over a weighted-average period of 2.6 years.
The weighted-average grant-date fair value per share of options granted using the Black-Scholes option pricing model for 2023, 2022 and 2021 was $4.40, $6.61 and $11.78, respectively. There was no tax benefit for 2023. There was a realized tax benefit of $2.6 million and $12.3 million for tax deductions from stock options exercised in 2022 and 2021, respectively. All tax effects related to stock-based compensation have been recorded in our provision for income taxes in the accompanying consolidated statements of operations. Vesting of the options granted to the members of our senior leadership team will be accelerated upon a qualifying termination that occurs during the change-in-control period, as defined in the option grant agreement, or immediately prior to the effective time of a change-in-control if the option award is not assumed, continued or substituted by the surviving or acquiring entity (or its parent) in connection with such change-in-control.
The weighted-average assumptions that were used to calculate the grant-date fair value of our stock option grants using the Black-Scholes option pricing model were as follows:

	Year Ended December 31,
	2023	2022	2021
Expected life (years)	5.9	5.6	5.4
Risk-free interest rate	3.4%-3.8%	2.6%	1.0%
Expected volatility	50.4%-50.7%	48%	46%
Expected dividend yield	—	—	—
In June 2021, we granted 970,970 options to our executive officers that were contingent on the effectiveness of the registration statement of our IPO, which occurred on June 29, 2021, or IPO Options. Because the number of options and exercise price of the IPO Options were based on the IPO price to the public, the grant date for accounting purposes was not established until the effective date of our IPO. As the IPO was a performance condition, no stock-based compensation expense was recognized until our IPO registration statement was declared effective. During the years ended December 31, 2023, 2022, and 2021, the Company recorded stock-based compensation expense for the IPO Options of $2.0 million, $4.5 million, and $3.2 million, respectively. At December 31, 2023, total remaining stock-based compensation expense for unvested stock options was $1.1 million, which is expected to be recognized over a weighted-average requisite service period of approximately 1.6 years.
Restricted and Performance Stock Units
A summary of RSUs and performance stock units, or PSUs, activity for the year ended December 31, 2023 is as follows (in thousands, except weighted-average grant-date fair value):

	Number of Units	Weighted- Average Grant- Date Fair Value
Unvested at December 31, 2022	8,879	$14.76
Granted	9,974	8.87
Cancelled/forfeited	(1,405)	10.72
Vested	(3,441)	15.33
Unvested at December 31, 2023	14,007	$10.83
The fair value of vested RSUs in 2023, 2022 and 2021, were $36.6 million and $18.5 million and $18.1 million, respectively. Our RSUs consist of time-based RSUs and RSUs with performance conditions. For the years ended December 31, 2023, 2022 and 2021, total stock-based compensation expense related to RSUs was $47.3 million, $41.4 million and $38.6 million, respectively. At December 31, 2023, total remaining stock-based compensation expense for unvested RSU awards is $112.1 million, which is expected to be recognized over a weighted-average period of 2.7 years. There was no tax benefit for 2023 and 2022. There was a realized tax benefit of $3.5 million for tax deductions from RSU settlements in 2021.
During the year ended December 31, 2023, we also granted 1.3 million PSUs to members of our senior leadership team. Vesting of the PSUs is contingent upon the recipient’s continuous employment over the requisite service period and is subject to fulfillment by the Company of predefined performance criteria. Such awards will be earned only if certain performance targets established by and under the direction of the compensation committee of the board of directors are met during the performance period. The number of PSUs subject to vesting is determined at the end of the performance period and may equal zero percent (0%) to one hundred and fifty percent (150%) of the target award based upon Company’s achievement of certain revenue, profitability, and market share targets. If the performance criteria are achieved, 75% of the PSUs will vest on the date the compensation committee of the board of directors certifies achievement of the performance criteria, and the remaining 25% of the PSUs will vest on the one year anniversary of such certification date. PSUs are measured based on the fair market value of the underlying stock on the date of grant and recognized as expense over the employee’s requisite service period using graded vesting attribution method to the extent it is probable that the performance conditions will be achieved. At December 31, 2023, the awards were not probable of vesting, and, consequently, no stock-based compensation expense related to these PSU awards was recognized during the year ended December 31, 2023. In the event of a change-in-control (as defined in the employment agreement between the Company and each recipient of the performance award), the vesting conditions of the PSUs will be modified resulting in a vesting of a greater of (i) one hundred percent (100%) of the target award, or (ii) the number of shares commensurate with the Company’s market share for the trailing 12-month period ending on the date that is the end of the nearest month prior to the date of the change of control, provided that 75% of such PSUs will vest on June 30, 2024 and the remaining 25% of such PSUs will vest on June 30, 2025, subject to the recipients continuing to be service providers through each such date and accelerated if the acquirer does not assume the awards in an economically equivalent manner.
In November 2022, we granted 211,864 PSUs, with a grant date fair value of $2.0 million to certain employees where 25% and 50% of the PSUs vest upon the first and second anniversaries, respectively, from the Revv asset acquisition date should certain headcount thresholds be maintained, and 25% will vest upon the third anniversary from the Revv asset acquisition date. For the years ended December 31, 2023 and 2022, stock-based compensation expense for these PSUs was $0.8 million and $0.1 million, respectively, and was recognized on a graded vesting basis. At December 31, 2023, the remaining stock-based compensation expense for unvested PSUs is $0.9 million, which is expected to be recognized over a weighted-average requisite service period of approximately 1.4 years.
In June 2021, we granted 388,389 RSUs with a grant date fair value of $10.9 million to our executive officers that were contingent on the effectiveness of the registration statement of our IPO, or IPO RSUs. As the IPO was a performance condition, no stock-based compensation expense for the IPO RSUs was recognized until our IPO registration statement was declared effective. Stock-based compensation expense for the years ended December 31, 2023, 2022 and 2021 was $1.9 million, $4.3 million, and $3.1 million, respectively. At December 31, 2023, the remaining stock-based compensation expense for unvested PSUs was $1.1 million, which is expected to be recognized over a weighted-average requisite service period of approximately 1.6 years.
Upon the effectiveness of our IPO and through December 31, 2021, there were 550,091 RSUs that vested. Such shares of common stock were settled until after the lock-up period relating to our IPO that ended in the fourth quarter of 2021.
In 2021, we granted 1,338,028 liquidity event RSUs, or LERSUs, to various employees, which only vest upon the achievement of up to four years of service and upon the consummation of a change in control, or CIC event, which included an IPO. If the recipient employee terminates for any reason other than for cause, the employee shall retain any service-vested LERSUs until 6.5 years from the date of grant or the earlier settlement of the service-vested LERSUs upon the consummation of a CIC event. For the LERSUs, recognition of expense does not occur until the consummation of a CIC event and expense is recognized thereafter for any remaining service period, as such events are not considered probable of occurring prior to the CIC event for stock-based compensation purposes.
Upon the effective date of our IPO registration statement on June 29, 2021, we commenced recognition of stock-based compensation for all LERSUs, as the CIC performance event and service conditions for vested RSUs were satisfied.
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
Modification of Stock-Based Compensation Awards
In May 2023, the compensation committee of the board of directors approved amendments to the terms of the stock option and RSU awards granted to members of our senior leadership team during the year ended December 31, 2022, whereby the vesting of such stock options and RSUs will be accelerated upon (i) a qualifying termination that occurs during the CIC period or (ii) the individual’s termination as a result of his or her death or disability (as each such term is defined in the employment agreement between the Company and applicable individual). Further, the amendments provide that such stock options, to the extent vested and outstanding on the date of the individual’s qualifying termination or the termination of the individual’s employment in the event of his or her death or disability, as applicable and after giving effect to the vesting acceleration, shall remain outstanding and exercisable until the earlier of: (x) the original expiration date of the stock options, (y) the one-year anniversary of the date of the individual’s termination of employment with the Company, and (z) immediately prior to the effective time of a change in control if such stock option is not assumed, continued or substituted by the surviving or acquiring entity (or its parent) in connection with such change in control. The modification to add the foregoing provisions did not result in an incremental fair value of the impacted awards because the original vesting conditions were expected to be satisfied as of the modification date and the termination of the individual’s employment in the event of change-in-control or as a result of his or her death or disability was not probable as of the date of this filing.
In June 2021, we modified the vesting conditions of certain stock options and RSUs as described below.
We modified the vesting conditions of 4,477,218 outstanding performance options of certain executive officers and employees so that the performance options do not fully vest immediately upon an IPO. Instead, subject to and contingent upon the effective date of an IPO, the modified performance options for executive officers will vest monthly over a four year period from their original vesting commencement dates and the modified performance options of certain employees will vest 25% on the first anniversary from the vesting commencement date, and then vest monthly over the remaining service period, subject to continued employment through the applicable vesting dates. As the modified awards contain a performance condition that is satisfied upon an IPO, we remeasured the fair value of the performance options on the date of modification. This new fair value of $76.6 million will be recognized as stock-based compensation expense using the graded vesting method, with an immediate stock-based compensation expense recognized on the effective date of our IPO registration statement for the modified performance options for which the service vesting condition was satisfied on or prior to the effective date of the IPO registration statement, and all remaining compensation expense will be recognized thereafter over the remaining service period. We recognized stock-based compensation expense of $23.3 million from the effective date of our IPO registration statement through June 30, 2021 and we recognized stock-based compensation of $24.1 million during the six months ended December 31, 2021. Stock-based compensation expense for the years ended December 31, 2023 and 2022 was $5.9 million and $19.9 million, respectively. At December 31, 2023, remaining compensation of $0.9 million will be recognized over a remaining weighted-average service period of 0.7 years.
We modified the vesting conditions of 3,627,936 outstanding 2019 performance options of an executive officer so that in the event of an IPO, the modified 2019 performance options will vest monthly over a four years period from the original vesting commencement date in 2019, subject to continued employment of the executive officer, rather than vesting upon the fourth anniversary of the original date of grant based on achieving certain stock price thresholds. Incremental stock-based compensation expense as a result of this modification was $11.4 million. Upon our IPO, we recognized stock-based compensation expense for the modified 2019 performance options for which the service vesting condition was satisfied on or prior to the effective date of the IPO registration statement, and all remaining compensation will be recognized thereafter over the remaining service period using the graded vesting method. We recognized stock-based compensation expense of $6.6 million from the effective date of our IPO registration statement through June 30, 2021 and we recognized stock-based compensation of $6.7 million during the six months ended December 31, 2021. Stock-based compensation expense for the years ended December 31, 2023 and 2022 was $0.9 million and $5.0 million, respectively. There is no remaining compensation expense to be recognized as of December 31, 2023.
We modified the vesting conditions of 111,902 outstanding performance RSUs of certain employees so that the modified performance RSUs do not vest immediately upon an IPO. Instead, subject to and contingent upon the effective date of an IPO registration statement, the modified performance RSUs vest 25% on the first anniversary from their respective vesting commencement dates, then monthly over the remaining service period, subject to the continued employment through the applicable vesting dates. As the modified RSUs contain a performance condition that is satisfied upon an IPO, we remeasured the fair value of the performance RSUs on the date of modification. This new fair value of approximately $2.9 million will be recognized as stock-based compensation expense using the graded vesting method, with an immediate stock-based compensation expense recognized on the effective date of our IPO registration statement for the performance RSUs for which the service vesting condition was satisfied on or prior to the effective date of the IPO registration statement, and all remaining compensation will be recognized thereafter over the remaining service period. We recognized stock-based compensation expense of $0.2 million from the effective date of our IPO registration statement through June 30, 2021 and we recognized stock-based compensation of $1.2 million during the six months ended December 31, 2021. Stock-based compensation expense for the years ended December 31, 2023 and 2022 was $0.3 million and $0.6 million, respectively. At December 31, 2023, remaining compensation expense of $0.1 million will be recognized over a remaining weighted-average service period of 0.8 years.
We modified the vesting conditions of 1,725,942 outstanding LERSUs and 1,706,888 outstanding time-based options of certain executive officers to amend the severance vesting acceleration benefit applicable for the LERSUs and to remove the CIC event vesting acceleration benefit for the time-based options. There was no incremental stock-based compensation associated with the modification of the time-based options. We remeasured the fair value of the LERSUs on the date of modification and this new fair value of approximately $43.3 million will be recognized using the graded vesting method, with an immediate stock-based compensation expense recognized on the effective date of our IPO registration statement for the modified LERSUs that have satisfied the service-vesting condition on or prior to the effective date of our IPO registration statement, and all remaining compensation will be recognized thereafter over the remaining service period. We recognized stock-based compensation expense of $7.4 million from the effective date of our IPO registration statement through June 30, 2021 and we recognized stock-based compensation of $15.8 million during the six months ended December 31, 2021. Stock-based compensation expense for the years ended December 31, 2023 and 2022 was $5.0 million and $13.0 million, respectively. At December 31, 2023, remaining compensation expense of $1.2 million will be recognized over a remaining weighted-average service period of 0.9 years.
During 2021, we modified 63,235 vested options to extend the exercise period for terminated employees who were not able to exercise their options during the IPO lock-up period. We recognized $1.4 million in incremental stock-based compensation related to this modification during the year ended December 31, 2021.
The fair value of the modified 2020 performance options, 2019 performance option, performance RSUs and LERSUs were remeasured using the fair value of our common stock, as approved by the Pricing Committee of our board of directors, which was $25.50 per share, the midpoint of the price range set forth on the cover page of the preliminary prospectus filed with the SEC on June 21, 2021 as part of our registration statement on Form S-1.

Note 16. Net Income (Loss) Per Share Attributable to Common Stockholders
The following table shows the computation of basic and diluted net (loss) income per share attributable to common stockholders (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income (loss)	$13,953	$(48,733)	$(108,664)
Net income (loss) attributable to common stockholders—basic and diluted	$13,953	$(48,733)	$(108,664)
Denominator:
Weighted-average common stock used in computing net (loss) income per share attributable to common stockholders—basic	190,466	195,829	161,424
Effect of potentially dilutive securities:
Options to purchase common stock	1,380	—	—
RSUs	2,558	—	—
Employee stock purchase plan	11	—	—
Weighted-average common stock used in computing net (loss) income per share attributable to common stockholders—diluted	194,415	195,829	161,424
Net (loss) income per share attributable to common stockholders—basic	$0.07	$(0.25)	$(0.67)
Net (loss) income per share attributable to common stockholders—diluted	$0.07	$(0.25)	$(0.67)
The following table presents the number of stock options, RSUs, and PSUs excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because they are anti-dilutive (in thousands):

	As of December 31,
	2023	2022	2021
Options to purchase common stock	10,714	17,155	15,274
RSUs	7,426	8,879	3,627
Employee stock purchase plan	43	140	96
Total	18,183	26,174	18,997

Note 17. Fair Value Measurements
The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	As of December 31, 2023
	Level 1	Level 2	Level 3
Available-for-sale debt securities	$—	$—	$1,159
Money market funds	208,970	—	—
Total assets	$208,970	$—	$1,159

	As of December 31, 2022
	Level 1	Level 2	Level 3
Available-for-sale debt securities	$—	$—	$995
Money market fund	130,215	—	—
Total assets	$130,215	$—	$995
Contingent consideration	—	—	836
Total liabilities	$—	$—	$836
During the year ended December 31, 2023, we recorded a $0.8 million reduction in fair value of contingent consideration from our acquisition of UAS as a component of cost of revenue because the earnout metrics were not achieved. There was no change in the fair value of the contingent consideration from our acquisition of UAS for the year ended December 31, 2022.
Note 18. Restructuring
From time to time, we initiate cost reduction activities to integrate acquired businesses, to align our workforce with strategic business activities, or to improve efficiencies in our operations. In 2023 and 2022, we incurred $3.7 million and $1.9 million, respectively, in severance and related termination benefits costs related to a reduction in headcount in our U.S. workforce. In 2023, we also incurred $1.0 million in severance and related termination benefits costs related to the reduction of our U.K. headcount. The 2023 reduction in the U.S. and U.K. headcount was substantially complete by December 31, 2023. Restructuring expenses include salary and benefits for the impacted employees and are included in general and administrative expenses in the accompanying consolidated statements of operations.
Note 19. Income Taxes
The following are the domestic and foreign components of our income (loss) before income taxes (in thousands):

	Year Ended December 31,
	2023	2022	2021
Domestic	$34,518	$(49,383)	$(119,195)
Foreign	(3,024)	1,710	(420)
Total income (loss) before income taxes	$31,494	$(47,673)	$(119,615)

The details for the provision for (benefit from) for income taxes by jurisdiction are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current
Federal	$8,984	$647	$(194)
State	3,621	1,143	760
Foreign	224	63	78
Total current provision	12,829	1,853	644
Deferred
Federal	5,481	1,142	(9,605)
State	(769)	(1,935)	(1,990)
Total deferred provision	4,712	(793)	(11,595)
Total provision for (benefit from) income tax	$17,541	$1,060	$(10,951)
The provision for income taxes for the year ended December 31, 2023 and 2022 reflected the impact of a change in U.S. tax law effective January 1, 2022, which requires the capitalization and amortization of research and development expenditures incurred after December 31, 2021.
In August 2022, the Inflation Reduction Act of 2022, or IRA, was enacted. The IRA introduced a 15% alternative minimum tax based on the financial statement income of certain large corporations, effective for tax years beginning after December 31, 2022. The Company considered the applicable tax law changes concluding there is no impact to the Company’s tax provision for the twelve months ended December 31, 2023.
The provision for (benefit from) income taxes for December 31, 2023, 2022, and 2021, differed from the amounts computed by applying the U.S. Federal income tax rate of 21% to income (loss) before income taxes as a result of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Provision for (benefit from) income taxes at statutory rate	$6,614	$(10,012)	$(25,120)
State income taxes, net of federal benefit	1,796	(1,424)	(2,309)
Rate differential on foreign earnings	(130)	(104)	(68)
Research and development credits	(4,894)	(1,346)	(887)
Change in valuation allowance	814	304	809
Stock-based compensation	4,538	2,021	(3,065)
Nondeductible stock-based compensation	6,053	10,012	18,267
Unrecognized tax benefits	2,498	975	703
Non-deductible expenses	350	630	287
Other	(98)	4	432
Total provision for (benefit from) income taxes	$17,541	$1,060	$(10,951)
The tax effects of temporary differences that give rise to significant portions of our deferred tax assets and liabilities consisted of the following as of December 31, 2023 and 2022, (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets
Deferred revenue	$220	$316
Accrued expenses	8,557	7,995
Stock-based compensation	6,554	9,293
Impairment on investment	1,445	1,445

	As of December 31,
	2023	2022
Net operating loss carryforwards	14,492	15,117
Tax credit carryforwards	9,462	12,839
Lease liabilities	2,359	2,934
Interest expense carryforwards	1,560	6,004
Capital loss carryforwards	455	453
Capitalized research expenses	21,355	6,674
Total deferred tax assets	66,459	63,070
Valuation allowance	(16,320)	(14,644)
Net deferred tax assets	50,139	48,426
Deferred tax liabilities
Depreciation and amortization	(15,231)	(12,780)
Right of use asset	(2,228)	(2,900)
State taxes	(3,665)	(3,366)
Net deferred tax liabilities	(21,124)	(19,046)
Net deferred tax assets and liabilities	$29,015	$29,380
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
The following table summarizes the valuation allowance:

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$14,644	$14,170	$12,950
Net increase in current year	799	91	1,312
Net increase (decrease) in valuation prior period	877	383	(14)
Net decrease in valuation allowance from acquisitions	—	—	(78)
Ending balance	$16,320	$14,644	$14,170
Net changes in the valuation allowance in the years ended December 31, 2023, 2022, and 2021 include changes recorded through earnings relating to losses primarily from foreign operations and to a lesser extent valuation allowances established relating to acquired businesses.
At December 31, 2023 and 2022, we had federal net operating loss, or NOL, carryforwards of $17.2 million and $16.8 million, respectively, which will begin to expire in 2032. At December 31, 2023, and 2022, we had state NOL carryforwards of $38.2 million and $59.9 million, respectively, which will begin to expire in 2028. At December 31, 2023 and 2022, we had foreign NOL carryforwards of $30.3 million and $33.6 million, respectively, which can be carried forward indefinitely and are not subject to expiration. At December 31, 2023, our federal tax credit carryforwards were immaterial. At December 31, 2022, we had federal tax credit carryforwards of $7.1 million, which will begin to expire in 2039. At December 31, 2023 and 2022, we had state tax credit carryforwards of $12.6 million and $10.8 million, respectively, which carry forward indefinitely. Our domestic entities may be subject to an annual limitation on the utilization of NOL and credit carryforwards based on changes in ownership as defined by Section 382 of the Internal Revenue Code of 1986. In 2021 we acquired Earth Class Mail and in 2022 we acquired Revvsales Inc. Both were structured as stock acquisitions. Since there was a change in ownership, the acquired NOL carryforwards are subject to an annual Section 382 limitation on the utilization of the NOL carryforwards.
We have had foreign operations since 2013. We have not provided for U.S. income taxes on the undistributed earnings and other outside temporary differences of foreign subsidiaries as they are considered indefinitely reinvested outside the U.S. At December 31, 2023, 2022, and 2021, the amount of temporary differences related to undistributed earnings and other outside temporary differences upon which U.S. income taxes are not material to our consolidated financial statements.
The following table summarizes the changes in unrecognized tax benefits for the years ended December 31, 2023, 2022, and 2021 (in thousands):

Gross Unrealized Tax Benefits
Balance at December 31, 2020	$7,231
Additions for tax positions related to the current year	887
Reductions for tax positions related to prior years	(245)
Balance at December 31, 2021	$7,873
Additions for tax positions related to the current year	999
Additions for tax positions related to prior years	48
Balance at December 31, 2022	$8,920
Additions for tax positions related to the current year	2,181
Additions for tax positions related to prior years	418
Balance at December 31, 2023	$11,519
If recognized, $11.5 million of unrecognized tax benefits, excluding interest and penalties, would reduce our annual effective tax rate. Due to the uncertain and complex application of tax laws and regulations, it is possible that the ultimate resolution of uncertain positions may result in liabilities that could be materially different from these estimates. In such an event, we will record additional tax expense or benefit in the period in which resolution occurs. Our policy is to recognize interest and penalties related to income tax matters in income tax expense. At December 31, 2023 and 2022, accrued interest and penalties related to income tax positions were not material to our consolidated financial statements. We do not anticipate that unrecognized tax benefits will materially change within the next twelve months.
We are subject to taxation and file income tax returns in the U.S. federal, state, and foreign jurisdictions. The federal income tax returns for the years 2020 through 2022 and state income tax returns for the tax years 2008 through 2022 remain open to examination. We are under examination in one state which is not expected to have an impact on our results of operations, cash flows and financial condition.
Note 20. Related Party Transactions
In addition to related party transactions disclosed in Note 14, in 2021, we incurred software and software maintenance fees of $0.9 million, from two software vendors controlled by our then-largest stockholder.
Note 21. 401(k) Savings Plan
We have a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Under the 401(k) plan, matching contributions are based upon the amount of the employees’ contributions subject to certain limitations. We contributed $4.0 million, $3.7 million, and $2.3 million to the 401(k) plan in 2023, 2022, and 2021, respectively.
Note 22. Accumulated Other Comprehensive (Loss) Income
Changes in accumulated other comprehensive (loss) income consisted of the following:

	Year Ended December 31, 2023
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$1,358	$—	$1,358
Change during period	(1,370)	—	(1,370)
Ending balance	$(12)	$—	$(12)
Available-for-sale debt securities:

	Year Ended December 31, 2023
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount
Beginning balance	$184	$(45)	$139
Unrealized gains	140	(35)	105
Ending balance	$324	$(80)	$244
Accumulated other comprehensive income:
Beginning balance	$1,542	$(45)	$1,497
Other comprehensive loss	(1,230)	(35)	(1,265)
Ending balance	$312	$(80)	$232

	Year Ended December 31, 2022
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$(2,078)	$—	$(2,078)
Change during period	3,436	—	3,436
Ending balance	$1,358	$—	$1,358
Available-for-sale debt securities:
Beginning balance	$331	$(48)	$283
Unrealized loss	(147)	3	(144)
Ending balance	$184	$(45)	$139
Accumulated other comprehensive loss:
Beginning balance	$(1,747)	$(48)	$(1,795)
Other comprehensive income	3,289	3	3,292
Ending balance	$1,542	$(45)	$1,497

	Year Ended December 31, 2021
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$(3,014)	$—	$(3,014)
Change during period	936	—	936
Ending balance	$(2,078)	$—	$(2,078)
Available-for-sale debt securities:
Beginning balance	$281	$(36)	$245
Unrealized gains	50	(12)	38
Ending balance	$331	$(48)	$283
Cash flow hedges:
Beginning balance	$(14,708)	$3,650	$(11,058)
Unrealized gain on interest rate swaps and cap	2,897	(1,449)	1,448
Reclassification of losses from interest rate cap to net loss	28	(8)	20
Reclassification of prior hedge effectiveness to net loss	3,076	(781)	2,295
Reclassification to net loss upon extinguishment of interest rate swaps	$8,707	$(1,412)	7,295
Ending balance	$—	$—	$—
Accumulated other comprehensive loss:

	Year Ended December 31, 2021
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount
Beginning balance	$(17,441)	$3,614	$(13,827)
Other comprehensive income	15,694	(3,662)	12,032
Ending balance	$(1,747)	$(48)	$(1,795)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, our management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States, or GAAP.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Remediation of Previously Reported Material Weaknesses
As previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022, our management identified material weaknesses in our internal control over financial reporting as of December 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses we previously reported were as follows:
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

Management, with the participation of the Audit Committee and the Board of Directors, began the implementation of certain remediation measures in 2022 and continued to develop remediation plans and implemented additional measures throughout 2023. The actions we took to remediate the material weaknesses included the following:
•We hired several experienced accounting, financial reporting and internal control personnel and refined our key control roles and responsibilities;
•We provided additional internal control training programs to all accounting personnel;
•We designed and implemented controls to address the identification, accounting for, and review of non-routine, unusual or complex events and transactions and initial applications of complex accounting standards, including the continued engagement of external consultants to provide support and to assist us in our evaluation of such transactions; and
•We designed and implemented relevant controls to enable effective and timely review of the income tax provision and certain account analyses and account reconciliations, including the identification of relevant supporting documentation, assessment of the reliability of reports and spreadsheets used, and retention of sufficient detailed evidence of review procedures performed.
Through testing of our internal controls completed during the quarter ended December 31, 2023, our management determined that the controls related to the remediation actions discussed above were effectively designed and operated effectively for a sufficient period of time to enable us to conclude that the material weaknesses have been remediated as of December 31, 2023.
Changes in Internal Control over Financial Reporting
Other than the remediation of the material weaknesses described above, there have been no changes in our internal control over financial reporting during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable

Part III
Item 10. Directors, Executive Officers and Corporate Governance
We maintain a Code of Business Conduct and Ethics that applies to all employees, including all officers, and members of our board of directors. Our Code of Business Conduct and Ethics incorporates guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. Our Code of Business Conduct and Ethics is published on our Investor Relations website at https://investors.legalzoom.com. To the extent that disclosure is required by rules adopted by the SEC and The Nasdaq Stock Market LLC, we intend to promptly disclose amendments to our Code of Business Conduct and Ethics, or waivers of such provisions granted to executive officers and directors, on our Investor Relations website.
All other information required by this Item 10 is incorporated herein by reference from the information contained in our Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2023.
Item 11. Executive Compensation
The information required by this Item 11 is incorporated herein by reference from the information contained in our Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated herein by reference from the information contained in our Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated herein by reference from the information contained in our Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2023.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 is incorporated herein by reference from the information contained in our Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2023.

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

4.3	Description of our Common Stock (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2023).
10.1+	2016 Stock Incentive Plan and forms of award agreements (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 filed with the SEC on June 4, 2021).
10.2+
2021 Equity Incentive Plan and forms of award agreements (incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 21, 2021).

10.3+	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 21, 2021).
10.4+	Form of RSU Grant Notice (C-Team) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2023).
10.5+	Form of Option Grant Notice (C-Team) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2023).
10.6+
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

10.11+
Amended and Restated Employment Agreement, by and between LegalZoom.com, Inc. and Shrisha Radhakrishna, dated June 16, 2021 (incorporated by reference to Exhibit 10.6 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 21, 2021).

10.12+
Amendment to Employment Agreement, by and between LegalZoom.com, Inc. and Shrisha Radhakrishna, dated October 26, 2021 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2021).

Exhibit Number	Description of Exhibit
10.13+
Second Amendment to Employment Agreement, by and between LegalZoom.com, Inc. and Shrisha Radhakrishna, dated March 11, 2022 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2022).

10.14+
Employment Agreement, by and between LegalZoom.com, Inc. and Rich Preece dated June 16, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2022).

10.15+
Amendment to Employment Agreement, by and between LegalZoom.com, Inc. and Rich Preece dated October 27, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2022).

10.16+
Second Amendment to Employment Agreement, by and between LegalZoom.com, Inc. and Rich Preece dated March 12, 2022 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2022).

10.17+
Employment Agreement, by and between LegalZoom.com, Inc. and Nicole Miller dated June 16, 2021 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2023).

10.18+	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2022).
10.19
Director Nomination Agreement, by and between LegalZoom.com, Inc. and certain of its stockholders dated June 18, 2021 (incorporated by reference to Exhibit 10.16 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 21, 2021).

10.20
Amended and Restated Credit and Guaranty Agreement, by and between LegalZoom.com, Inc., the other parties thereto and JPMorgan Chase Bank N.A., as administrative agent, dated July 2, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2021).

10.21
Amendment No. 1, dated as of May 5, 2023, by and between LegalZoom.com, Inc., as borrower, the guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent, relating to the Amended and Restated Credit and Guaranty Agreement, dated as of July 2, 2021, among LegalZoom.com, Inc., the guarantors party thereto, the lenders and issuing lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2023).

10.22
Stock Purchase Agreement, dated September 5, 2023, between LegalZoom.com, Inc. and LucasZoom, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 11, 2023).

10.23
Property Purchase Agreement and Escrow Instructions, dated October 11, 2023, by and among 9900 Spectrum LLC and Trinity Foundation RE Venture, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2023).

21.1*	Subsidiaries of LegalZoom.com, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	LegalZoom.com, Inc. Mandatory Clawback Policy.
101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 were formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity, (v) Consolidated Statements of Cash Flows.

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

Signature	Title	Date

/s/ Dan Wernikoff	Chief Executive Officer and Director	February 29, 2024
Dan Wernikoff	(Principal Executive Officer)

/s/ Noel Watson	Chief Financial Officer	February 29, 2024
Noel Watson	(Principal Financial and Accounting Officer)

/s/ Elizabeth Hamren	Director	February 29, 2024
Elizabeth Hamren

/s/ John Murphy	Director	February 29, 2024
John Murphy

/s/ Jeffrey Stibel	Director	February 29, 2024
Jeffrey Stibel

/s/ Neil Tolaney	Director	February 29, 2024
Neil Tolaney

/s/ Christine Wang	Director	February 29, 2024
Christine Wang

/s/ Sivan Whiteley	Director	February 29, 2024
Sivan Whiteley