Form 10-Q
period 2024-03-31
LEGALZOOM.COM, INC.
filed 2024-05-07
CIK 1286139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to
Commission file number 001-35618
LegalZoom.com, Inc.
(Exact name of registrant as specified in its charter)
___________________________________

Delaware	95-4752856
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

954 Villa Street, Mountain View, California 94041
(Address of Principal Executive Offices, including Zip code)
(323) 962-8600
(Registrant's telephone number, including area code)

101 North Brand Boulevard, 11th Floor, Glendale, California 91203
(Former name, former address and former fiscal year, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No  ☒
As of May 1, 2024, the registrant had outstanding 188,195,829 shares of common stock, $0.001 par value per share, outstanding.

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
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including but not limited to those factors discussed below under “Summary of Risk Factors” and in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, as well as those factors in our subsequent filings with the Securities and Exchange Commission, or SEC. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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
Summary of Risk Factors
Our business involves significant risks and you are urged to carefully consider the risks discussed under Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q prior to making an investment in us. These risks include, but are not limited to, the following:
•Our business primarily depends on business formations.
•Our business depends substantially on our customers expanding their use of our platform, including converting our transactional customers to subscribers and our subscribers renewing their subscriptions with us.
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
•Our business and success depend in part on our strategic relationships with third parties, including our partner ecosystem, and our business may be harmed if we fail to maintain or expand these relationships.
•Our reliance on third party providers could adversely affect our business.
•If we are unable to maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may decline.
•Our business and services subject us to complex and evolving U.S. and foreign laws and regulations and any failure or perceived failure by us to comply with applicable laws and regulations may subject us to regulatory inquiries, claims, suits, and prosecutions, as well as changes in our service offerings, potential liabilities, or additional costs.
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

Part I
Item 1. Condensed Consolidated Financial Statements (Unaudited)
LegalZoom.com, Inc.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par values)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$228,129	$225,719
Accounts receivable, net of allowances of $3,433 and $4,906, respectively	15,726	11,738
Prepaid expenses and other current assets	17,914	15,159
Current assets held for sale	22,722	22,722
Total current assets	284,491	275,338
Property and equipment, net	53,154	48,232
Goodwill	63,318	63,318
Intangible assets, net	12,465	13,735
Operating lease right-of-use assets	7,895	8,518
Deferred income taxes	28,855	29,015
Available-for-sale debt securities	1,160	1,159
Other assets	8,407	8,503
Total assets	$459,745	$447,818
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$34,150	$32,282
Accrued expenses and other current liabilities	52,569	61,678
Deferred revenue	187,547	167,951
Operating lease liabilities	1,831	2,052
Total current liabilities	276,097	263,963
Operating lease liabilities, non-current	6,645	6,966
Deferred revenue	486	490
Other liabilities	8,611	7,565
Total liabilities	291,839	278,984
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000 shares authorized at March 31, 2024 and December 31, 2023, none issued or outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 1,000,000 shares authorized; 188,875 shares and 188,538 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	190	189
Additional paid-in capital	1,108,263	1,101,474
Accumulated deficit	(941,075)	(933,061)
Accumulated other comprehensive income	528	232
Total stockholders’ equity	167,906	168,834
Total liabilities and stockholders’ equity	$459,745	$447,818
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue	$174,214	$165,936
Cost of revenue	68,384	60,395
Gross profit	105,830	105,541
Operating expenses:
Sales and marketing	53,753	60,150
Technology and development	23,957	19,683
General and administrative	23,065	26,504
Total operating expenses	100,775	106,337
Income (loss) from operations	5,055	(796)
Interest expense	(61)	(84)
Interest income	2,887	1,665
Other (expense) income, net	93	694
Income before income taxes	7,974	1,479
Provision for income taxes	3,230	3,837
Net income (loss)	$4,744	$(2,358)
Net income (loss) per share —basic:	$0.03	$(0.01)
Net income (loss) per share —diluted:	$0.02	$(0.01)
Weighted-average shares used to compute net income (loss) per share —basic:	188,618	191,293
Weighted-average shares used to compute net income (loss) per share —diluted:	193,397	191,293
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$4,744	$(2,358)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	296	(631)
Total other comprehensive income (loss)	296	(631)
Total comprehensive income (loss)	$5,040	$(2,989)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	188,538	$189	$1,101,474	$(933,061)	$232	$168,834
Issuance of common stock upon exercise of stock options	161	—	82	—	—	82
Issuance of common stock upon vesting of restricted stock awards	2,236	2	(2)	—	—	—
Shares surrendered for settlement of minimum statutory tax withholdings	(888)	—	(9,564)	—	—	(9,564)
Stock-based compensation	—	—	16,273	—	—	16,273
Repurchased common stock	(1,172)	(1)	—	(12,758)	—	(12,759)
Other comprehensive income	—	—	—	—	296	296
Net income	—	—	—	4,744	—	4,744
Balance at March 31, 2024	188,875	$190	$1,108,263	$(941,075)	$528	$167,906

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	190,822	$190	$1,032,550	$(891,862)	$1,497	$142,375
Issuance of common stock upon exercise of stock options	28	—	22	—	—	22
Issuance of common stock upon vesting of restricted stock awards	1,164	1	(1)	—	—	—
Stock-based compensation	—	—	17,378	—	—	17,378
Repurchased common stock	(771)	(1)	—	(6,767)	—	(6,768)
Other comprehensive loss	—	—	—	—	(631)	(631)
Net loss	—	—	—	(2,358)	—	(2,358)
Balance at March 31, 2023	191,244	$190	$1,049,948	$(900,987)	$866	$150,017
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income (loss)	$4,744	$(2,358)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,670	5,569
Amortization of right-of-use assets	687	687
Amortization of debt issuance costs	57	56
Stock-based compensation	14,856	16,467
Deferred income taxes	1,263	2,763
Change in fair value of contingent consideration	—	(631)
Unrealized foreign exchange (gain) loss	346	(579)
Changes in operating assets and liabilities:
Accounts receivable	(3,989)	(2,588)
Prepaid expenses and other current assets	(2,758)	(2,869)
Other assets	44	348
Accounts payable	1,428	936
Accrued expenses and other liabilities	(9,086)	(4,947)
Operating lease liabilities	(606)	(572)
Income tax payable	(55)	7
Deferred revenue	19,593	16,918
Net cash provided by operating activities	34,194	29,208
Cash flows from investing activities
Purchase of property and equipment	(9,477)	(7,428)
Net cash used in investing activities	(9,477)	(7,428)
Cash flows from financing activities
Repayment of capital lease obligations	(6)	(9)
Repurchase of common stock	(12,783)	(6,768)
Shares surrendered for settlement of minimum statutory tax withholding	(9,564)	—
Proceeds from issuance of stock under employee stock plans	82	22
Net cash used in financing activities	(22,271)	(6,755)
Effect of exchange rate changes on cash and cash equivalents	(36)	19
Net increase in cash and cash equivalents	2,410	15,044
Cash and cash equivalents, at beginning of the period	225,719	189,082
Cash and cash equivalents, at end of the period	$228,129	$204,126
Non-cash operating, investing, and financing activities:
Purchase of property and equipment included in accounts payable and accrued expenses and other current liabilities	$3,004	$1,120
Capitalized stock-based compensation	1,417	911
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of the Business
LegalZoom.com, Inc., was initially formed as a California corporation in 1999 and reincorporated as a Delaware corporation in 2007. LegalZoom.com, Inc., and its wholly owned subsidiaries, are referred to herein as the “Company”, “we,” “us,” or “our”.
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
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2023. The December 31, 2023 unaudited condensed consolidated balance sheet was derived from our audited consolidated financial statements as of that date. Our unaudited condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the unaudited condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. There have been no significant changes in accounting policies during the three months ended March 31, 2024 from those disclosed in the annual consolidated financial statements for the year ended December 31, 2023 and the related notes, except as noted below under Recently Adopted Accounting Pronouncements.
The operating results for the three months ended March 31, 2024 are not necessarily indicative of the results expected for the full year ending December 31, 2024.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, however not limited to, revenue recognition, sales allowances and expected credit loss allowances, available-for-sale debt securities, other equity securities, recoverability of long-lived assets and goodwill, income taxes, commitments and contingencies, valuation of assets and liabilities acquired in business combinations, valuation of assets in asset acquisitions, and fair value of stock-based compensation. Actual results could differ materially from those estimates. On an ongoing basis, we evaluate the estimates compared to historical experience and other factors including the current economic and regulatory environment, which form the basis for our judgments about the carrying value of assets and liabilities.

Significant Accounting Policies
Significant accounting policies are detailed in "Note 2. Summary of Significant Accounting Policies" of our Annual Report on Form 10-K for the year ended December 31, 2023.
Segment and Geographic Information
Our Chief Executive Officer, as the Chief Operating Decision Maker, organizes our company, manages resource allocations, and measures performance on the basis of one operating segment.
Revenue outside of the U.S., based on the location of the customer, represented less than 1% of our unaudited consolidated revenue for the three months ended March 31, 2024 and 2023. Our property and equipment and right-of-use, or ROU, assets located outside of the U.S. were immaterial as of March 31, 2024 and December 31, 2023.
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
Due to a large and diverse customer base, no individual customer represented more than 10% of total revenue for the three months ended March 31, 2024 and 2023. At March 31, 2024 and December 31, 2023, there were no customers with an outstanding balance of 10% or more of our total accounts receivable balance.
Accounts Receivable and Allowance for Credit Losses
Our accounts receivable balances, which are not collateralized and do not bear interest, primarily consist of amounts receivable from our credit and debit card merchant processors, customer receivables, and fees due from third-parties for services purchased by our customers from such third-parties. We reduce our accounts receivable for sales allowances and a reserve for potentially uncollectible receivables. We determine the amount of the allowances based on various factors, including historical collection experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect our ability to collect from customers. Account balances are charged off against the allowance when we determine that it is not probable we will collect the receivable. At March 31, 2024 and December 31, 2023 the allowance for credit losses was not material.
Investments in Other Equity Securities
We hold an equity investment in LawPath, Pty Ltd, or LawPath, an Australian proprietary limited company that provides an online legal platform to individuals and small and medium sized businesses. At both March 31, 2024 and December 31, 2023, the carrying amount of our investment in LawPath was $4.4 million. The investment in LawPath does not have a readily determinable fair value.
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
Our transaction and subscription revenue is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Transaction	$66,317	$68,027
Subscription	107,897	97,909
Total revenue	$174,214	$165,936
Recently Adopted Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which requires that a buyer in a supplier finance program disclose qualitative and quantitative information about its supplier finance programs. We adopted ASU 2022-04 effective January 1, 2023. The adoption of this accounting standard did not have a material impact on our consolidated financial statements.
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
In July 2023, the FASB issued ASU 2023-03 to amend various paragraphs in the Accounting Standards Codification, or ASC, to align with the previously issued SEC guidance. ASU 2023-03 did not provide any new guidance, and there is no transition or effective date associated with it resulting in the ASU 2023-03 being effective upon issuance. Consequently, the adoption of this accounting standard did not have a material impact on our consolidated financial statements.
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
In March 2024, the FASB issued ASU 2024-01, which clarifies how an entity determines whether a profits interest or similar award is a share-based payment arrangement that is within the scope of ASC 718, Compensation - Stock Compensation. This accounting standard is effective for fiscal years beginning after December 15, 2024, including interim periods within those years, and early adoption is permitted. ASU 2024-01 can be applied retrospectively to all prior periods presented in the financial statements or prospectively to profits interest and similar awards granted or modified on or after the date at which the entity first applies this accounting standard. We are currently evaluating the impact of the adoption on our consolidated financial statements.
In March 2024, the FASB issued ASU 2024-02, Codification Improvements, to amend a variety of topics in the accounting codification by removing references to various FASB concepts statements. This accounting standard is effective for fiscal years beginning after December 15, 2024, and early adoption is permitted. ASU 2024-02 can be applied retrospectively to the beginning of the earliest comparative period presented in which the amendments were first applied or prospectively to all new transactions recognized on or after the date that the entity first applies the amendments. We are currently evaluating the impact of the adoption on our consolidated financial statements.
Note 3. Other Financial Statement Information
Accounts Receivable
Changes in the allowances consisted of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning balance	$4,906	$4,730
Add: amounts recognized as a reduction of revenue	1,545	2,116
Add (less): allowance for credit losses recognized in general and administrative expense	(154)	64
Less: write-offs, net of recoveries	(2,864)	(2,040)
Ending balance	$3,433	$4,870
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
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid expenses	$11,697	$10,423
Deferred cost of revenue	2,039	1,678
Capitalized cloud computing development costs	1,488	1,085
Other current assets	2,690	1,973
Total prepaid expenses and other current assets	$17,914	$15,159
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued payroll and related expenses	$20,256	$33,635
Accrued vendor payables	18,338	11,223
Sales allowances	3,344	3,412
Accrued sales, use and business taxes	6,869	9,795
Other	3,762	3,613
Total accrued expenses and other current liabilities	$52,569	$61,678

Depreciation and Amortization
Depreciation and amortization expense of our property and equipment, including capitalized internal-use software, and intangible assets consisted of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$4,467	$2,622
Sales and marketing	799	1,257
Technology and development	1,477	858
General and administrative	927	832
Total depreciation and amortization expense	$7,670	$5,569
Deferred revenue
Deferred revenue as of March 31, 2024 and December 31, 2023 was $188.0 million and $168.4 million, respectively. Revenue recognized in the three months ended March 31, 2024 and 2023 that was included in deferred revenue as of December 31, 2023 and 2022 was $84.1 million and $79.5 million, respectively.
We have omitted disclosure on the transaction price allocated to remaining performance obligations and the estimated timing of revenue recognition as our contracts with customers that have a duration of more than one year are immaterial.
Note 4. Assets Held for Sale
During the quarter ended September 30, 2022, following an evaluation of our office space and business requirements, we commenced a plan to sell our operational headquarters in Austin, Texas, consisting of land, a building and building improvements, and determined that these assets met the held for sale criteria. We ceased recording depreciation on these assets upon meeting the held for sale criteria. At March 31, 2024, the total carrying value of the assets held for sale remains at $22.7 million as follows:

March 31, 2024
Land	$6,400
Building and building improvements	16,322
Total assets held for sale	$22,722
The estimated fair value less costs to sell the assets held for sale exceed their carrying values and hence no impairment was necessary during the quarter ended March 31, 2024.
Note 5. Long-term Debt
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
At March 31, 2024 and December 31, 2023, we had no amounts outstanding under our 2021 Revolving Facility or any outstanding letters of credit and we were in compliance with all financial covenants.
Note 6. Commitments and Contingencies
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
Note 7. Stockholders’ Equity
Stock Repurchase Program
In October 2023, our board of directors approved a new stock repurchase program authorizing repurchases of up to $100.0 million of our common stock, with no fixed expiration. Under this program, we are authorized to repurchase our common stock through any manner, including open market transactions, accelerated stock repurchase agreements, or privately negotiated transactions with third parties, and in such amounts as management deems appropriate. Open market repurchases may be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our shares of common stock under this authorization. This program does not obligate us to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the discretion of our board of directors. Shares repurchased under our stock repurchase program are purchased for immediate retirement.
During the three months ended March 31, 2024, using Rule 10b5-1 plans, we repurchased a total of 1.2 million shares of our common stock through open market purchases at an average per share price of $10.91 for a total repurchase of $12.8 million including broker commissions. The repurchases were recorded as a reduction to stockholders' equity. Approximately $87.2 million remains available for future repurchases under the stock repurchase program as of March 31, 2024. We have made additional open market repurchases under the stock repurchase program subsequent to March 31, 2024 of 0.9 million shares of our common stock, amounting to $11.4 million, as of the date of filing.

The Inflation Reduction Act of 2022, enacted in August 2022, imposed a 1% non-deductible excise tax on net repurchases of shares by domestic corporations whose stock is traded on an established securities market. Consequently, this excise tax is applicable to shares of stock repurchased pursuant to our stock repurchase program beginning in 2023 and represents a cost of the repurchases of our common stock. We have not recognized excise tax liability as of March 31, 2024 because our stock issuances exceeded stock repurchases during the three months ended March 31, 2024.
Note 8. Stock-based Compensation
Stock-based Compensation Expense
We recorded stock-based compensation expense in the following categories in the accompanying unaudited condensed consolidated statements of operations and balance sheets (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$1,593	$874
Sales and marketing	1,579	1,532
Technology and development	5,703	4,320
General and administrative	5,981	9,741
Total stock-based compensation expense	14,856	16,467
Amount capitalized to internal-use software	1,417	911
Total stock-based compensation	$16,273	$17,378
Restricted and Performance Stock Units
During the three months ended March 31, 2024, we granted 5.2 million restricted stock units, or RSUs, with a total grant date fair value of $69.2 million to various employees. RSUs are measured based on the fair market value of the underlying stock on the date of grant and recognized as expense over the requisite service period.
During the three months ended March 31, 2024, we also granted 1.5 million RSUs with performance conditions, or PSUs, to members of our senior leadership team. Vesting of the PSUs is contingent upon the recipient’s continuous employment over the requisite service period and is subject to fulfillment by the Company of a predefined profitability target during the performance period. The number of PSUs subject to vesting is determined at the end of the performance period and may equal zero percent (0%) to two hundred percent (200%) of the target award. If the performance criteria are achieved, one third of the PSUs will vest on the date the compensation committee of the board of directors certifies achievement of the performance criteria, and the remaining awards will vest quarterly thereafter through February 2027. These PSU awards also include a modifier to the total number of shares earned based on the Company’s total shareholder return, or TSR, compared to the TSR of the Nasdaq Composite Index during the performance period. The total number of shares issued pursuant to the PSU award may be increased, decreased, or remain unchanged based on the TSR modifier. The TSR modifier applicable to the PSUs is considered a market condition and therefore is reflected in the grant date fair value of the award. A Monte Carlo simulation has been used to account for this market condition in the grant date fair value of the award. Expense related to the PSUs is recognized over the employee’s requisite service period using graded vesting attribution method to the extent it is probable that the performance conditions will be achieved. We recognized $0.5 million in stock-based compensation expense during three months ended March 31, 2024 related to these awards.
The assumptions that were used to calculate the grant-date fair value of our PSU grants using a Monte Carlo simulation model were as follows:

Three Months Ended March 31,
2024
Expected life (years)	0.8
Risk-free interest rate	5.2%
Expected volatility	47.4%
Expected dividend yield	—
Note 9. Income Taxes
We recorded a provision for income taxes of $3.2 million and $3.8 million for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate for the three months ended March 31, 2024 and 2023 was 40.5% and 259.4%, respectively. The difference from the federal statutory rate of 21% is primarily due to the recognition of significant non-deductible stock-based compensation and other discrete adjustments.
Gross unrecognized tax benefits were $12.0 million and $11.5 million as of March 31, 2024 and December 31, 2023, respectively. The gross unrecognized tax benefits, if recognized by us, will result in a reduction of approximately $12.0 million, excluding interest and penalties, to the provision for income taxes, thereby favorably impacting our effective tax rate. Our policy is to recognize interest and penalties related to income tax matters in income tax expense. For the periods presented, interest and penalties related to income tax positions were not material to our unaudited condensed consolidated financial statements.
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
Note 10. Net Income (Loss) Per Share
The following table shows the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income (loss)	$4,744	$(2,358)
Denominator:
Weighted-average common stock used in computing net income (loss) per share attributable to common stockholders—basic	188,618	191,293
Effect of potentially dilutive securities
Options to purchase common stock	2,055	—
RSUs	2,718	—
Employee stock purchase plan	6	—
Weighted-average common stock used in computing net income (loss) per share—diluted	193,397	191,293
Net income (loss) per share —basic	$0.03	$(0.01)
Net income (loss) per share —diluted	$0.02	$(0.01)

The following table presents the number of stock options, RSUs, and PSUs excluded from the calculation of diluted net income (loss) per share because they are anti-dilutive (in thousands):

	Three Months Ended March 31,
	2024	2023
Options to purchase common stock	6,910	21,066
RSUs	5,223	16,101
Employee stock purchase plan	30	136
Total	12,163	37,303
Note 11. Restructuring
From time to time, we initiate cost reduction activities to integrate acquired businesses, to align our workforce with strategic business activities, or to improve efficiencies in our operations. During the three months ended March 31, 2023, we incurred $0.6 million in severance costs related to the reduction of our U.K. headcount, which was substantially complete by December 31, 2023. Restructuring expenses include severance for the impacted employees and are included in general and administrative expenses in the accompanying unaudited condensed consolidated financial statements.
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
At March 31, 2024 and December 31, 2023, our financial assets recorded at fair value on a recurring basis consist of cash equivalents and available-for-sale debt securities. The cash equivalents consist of money market funds valued using quoted prices in active markets, which represents Level 1 inputs in the fair value hierarchy. The available-for-sale debt securities are valued using a Monte Carlo simulation, which include inputs that represent Level 3 inputs in the fair value hierarchy.
The carrying amounts of accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair values because of the short-term nature of these items.
The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	As of March 31, 2024
	Level 1	Level 2	Level 3
Available-for-sale debt securities	$—	$—	$1,160
Money market funds	211,755	—	—
Total assets	$211,755	$—	$1,160

	As of December 31, 2023
	Level 1	Level 2	Level 3
Available-for-sale debt securities	$—	$—	$1,159
Money market funds	208,970	—	—
Total assets	$208,970	$—	$1,159

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Part II, Item 8, “Financial Statements and Supplementary Data” included in our 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 29, 2024. The following discussion contains forward-looking statements based upon current plans, expectations and beliefs and that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the "Risk Factors" section of this Quarterly Report on Form 10-Q. See “Forward-Looking Statements” preceding Part I of this Quarterly Report on Form 10-Q.
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
Recent Developments and Updates
•In April 2024, we moved our corporate headquarters from Glendale, California to our offices in Mountain View, California.
•In the first quarter of 2024, we expanded our presence in attorney services with the launch of an attorney-drafted prenuptial agreement offering, a simplified, cost effective service hosted on our proprietary platform.
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
•Our share of business formations. In the three months ended March 31, 2024 and 2023, business formations represented the largest share of our total transaction orders. Business formations act as an entrance point for many customers to the LegalZoom ecosystem, where they then often purchase a mix of transaction and subscription offerings alongside and after the initial formation transaction. As a result, our operating results depend on the continuation of new business formations in the U.S. and even more so, on our ability to increase our share of these formations. In an effort to increase our share of new business formations in the U.S., we have introduced and may continue to introduce lower-priced products and services to target more price conscious customers.
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
Number of business formations
We define the number of business formations in a given period as the number of limited liability company, or LLC, incorporation, not-for-profit and doing business as, or DBA, orders placed on our platform in such period. We consider the number of business formations to be an important metric considering that it is typically the first product or service small business customers purchase on our platform, creating the foundation for additional products and subsequent subscription and partner revenue as customers adopt additional products and services throughout the lifecycle of their business.
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
The below table sets forth the number of business formations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Number of business formations	139	170
We experienced an 18% decrease in business formation transactions during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. Our business formation transactions decreased during the three months ended March 31, 2024 primarily due to a decrease in LLC formations and the exit of certain channel partner relationships in the third quarter of 2023. Our business formations lagged behind the 2% decrease in overall U.S. business formations during the three months ended March 31, 2024 compared to the three months ended in March 31, 2023 based on a review of U.S. Census data revealing new applications for EINs.
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

The below table sets forth the number of transactions for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Number of transactions	336	308
We experienced a 9% increase in the number of transactions during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase in the number of transactions during the three months ended March 31, 2024 resulted primarily from the introduction of our beneficial ownership information report product along with increases in other small business related transactions, including annual reports and corporate dissolutions. These increases were partially offset by the decrease in business formations discussed above.
Average order value
We define average order value for a given period as total transaction revenue divided by total number of transactions in such period. We consider average order value to be an important metric given it indicates how much customers are spending on our platform per transaction.
The below table sets forth the average order value for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Average order value	$198	$221
Average order value decreased by 10% during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease in average order value for the three months ended March 31, 2024 was primarily driven by a shift in the mix of our products towards lower priced transaction products, including annual reports, beneficial ownership information reports and corporate dissolutions, along with a reduction in fees earned from third-party providers from leads generated for such providers through our online platform.
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
The below table sets forth the number of subscription units as of March 31, 2024 and 2023:

	As of March 31,
	2024	2023
	(in thousands)
Number of subscription units	1,605	1,501

We achieved 7% growth in subscription units from March 31, 2023 to March 31, 2024, primarily driven by an increase in forms and e-signature subscriptions resulting from bundling of these products into certain business formation offerings as well as an increase in virtual mail subscriptions. This growth was partially offset by a decline in registered agent and compliance subscriptions driven by the exit of certain channel partner relationships in the third quarter of 2023.
On a sequential basis, the number of subscription units as of March 31, 2024 increased 4% from 1,545 thousand subscription units as of December 31, 2023.
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
The below table sets forth ARPU as of March 31, 2024 and 2023:

	As of March 31,
	2024	2023
Average revenue per subscription unit	$272	$260
ARPU increased 5% as of March 31, 2024 compared to March 31, 2023 driven primarily by a shift in mix towards our higher priced subscription offerings. ARPU was also impacted by the exit of certain channel partner relationships in the third quarter of 2023 and by the introduction of our forms and e-signature subscription offerings, both of which carry lower price points. ARPU as of March 31, 2024 was down 2% sequentially compared to December 31, 2023.
Annual small business retention rate
We define annual small business retention rate as the percentage of small business subscription units active as of the last day of the quarter one year ago that were still active subscriptions 12 months later. Small business subscription units represent our subscriptions targeted at our small business customers and include subscriptions for our registered agent and compliance services, LZ Tax, our small business legal advisory plan and subscriptions acquired through our purchase of Earth Class Mail and Revvsales Inc., and exclude subscriptions from our enterprise customers, our operations in the U.K. and our consumer legal advisory plan. Annual small business retention rate includes both monthly and annual subscription units and reflects all subscription unit attrition, including as a result of actual business failures of certain of our customers. Our annual small business retention rate as of March 31, 2024 was approximately 64%.
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
See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Revenue Recognition” in our 2023 Annual Report on Form 10-K for a description of the accounting policies related to revenue recognition, including arrangements that contain multiple deliverables.
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
In the short term, we expect our gross profit to increase in absolute dollars but our gross margin to be impacted by our continued investment in scaling our tax and attorney-assisted legal offerings, which have lower gross margins than other products in our portfolio. However, we expect our gross margin to increase modestly over the longer term as we continue to focus on growing higher-margin subscription revenue and investing in fulfillment automation technologies. In addition, our gross margin could fluctuate from period to period due to fulfillment rates and seasonality.
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

Results of Operations
The following table sets forth our consolidated statement of operations data for each of the periods indicated. The period-to-period comparison of financial results should not be considered as a prediction or indicative of our future results:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Revenue	$174,214	$165,936
Cost of revenue(1)(2)	68,384	60,395
Gross profit	105,830	105,541
Operating expenses:
Sales and marketing(1)(2)	53,753	60,150
Technology and development(1)(2)	23,957	19,683
General and administrative(1)(2)	23,065	26,504
Total operating expenses	100,775	106,337
Income (loss) from operations	5,055	(796)
Interest expense	(61)	(84)
Interest income	2,887	1,665
Other (expense) income, net	93	694
Income before income taxes	7,974	1,479
Provision for income taxes	3,230	3,837
Net income (loss)	$4,744	$(2,358)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cost of revenue	$1,593	$874
Sales and marketing	1,579	1,532
Technology and development	5,703	4,320
General and administrative	5,981	9,741
Total stock-based compensation expense	$14,856	$16,467
Stock-based compensation expense decreased during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to the modification of certain equity awards in connection with our IPO. Refer to Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

(2)Includes depreciation and amortization expense for our property and equipment, including capitalized internal-use software and intangible assets as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cost of revenue	$4,467	$2,622
Sales and marketing	799	1,257
Technology and development	1,477	858
General and administrative	927	832
Total depreciation and amortization expense	$7,670	$5,569
Comparison of the Three Months Ended March 31, 2024 and 2023
Revenue

	Three Months Ended March 31,
	2024	2023	$ change	% change
	(in thousands, except percentages)
Revenue by type(1)
Transaction	$66,317	$68,027	$(1,710)	(3)%
Subscription	107,897	97,909	9,988	10%
Total revenue	$174,214	$165,936	$8,278	5%
(1)     Beginning in the fourth quarter of 2023, we no longer present partner revenue on a standalone basis and partner revenue is now included within transaction and subscription revenue. This change had no impact on total revenue. Prior period disclosures and amounts have been conformed to the current period presentation.
The increase in total revenue for the three months ended March 31, 2024 primarily driven by an increase in subscription revenue. Subscription revenue was 62% and 59% of total revenue for the three months ended March 31, 2024 and 2023, respectively, and transaction revenue was 38% and 41% of total revenue for the three months ended March 31, 2024 and 2023, respectively.
Transaction revenue for the three months ended March 31, 2024 decreased due to a 10% decrease in average order value compared to the three months ended March 31, 2023, partially offset by a 9% increase in transaction units over the same period. The decrease in average order value for the three months ended March 31, 2024 was primarily driven by a shift in the mix of our products towards lower priced transaction products, including annual reports, beneficial ownership information reports and corporate dissolutions, along with a reduction in fees earned from third-party providers from leads generated for such providers through our online platform. The increase in transaction units during the three months ended March 31, 2024 resulted primarily from the introduction of our beneficial ownership information report product, as well as an increase in other small business related transactions, including annual reports and corporate dissolutions. The foregoing increases in transaction units were partially offset by an 18% reduction in business formations primarily due to a decrease in LLC formations and the exit of certain channel partner relationships in the third quarter of 2023.
Subscription revenue for the three months ended March 31, 2024 increased primarily due to a 7% increase in the number of subscription units and a 5% improvement in ARPU compared to the three months ended March 31, 2023. The increase in subscription units was primarily driven by an increase in forms and e-signature subscriptions primarily due to the bundling of these products into certain business formation offerings, as well as an increase in virtual mail subscriptions. This growth was partially offset by a decline in registered agent and compliance subscriptions driven by the exit of certain channel partner relationships in the third quarter of 2023. ARPU as of March 31, 2024 increased 5% compared to March 31, 2023 driven primarily by a shift in mix towards our higher priced subscription offerings. ARPU was also impacted by the exit of certain channel partner relationships in the third quarter of 2023 and by the introduction of our forms and e-signature subscription offerings, both of which carry lower price points.

Cost of revenue

	Three Months Ended March 31,
	2024	2023	$ change	% change
	(in thousands, except percentages)
Cost of revenue	$68,384	$60,395	$7,989	13%
Cost of revenue for the three months ended March 31, 2024 increased by $8.0 million mainly due to a $3.2 million increase in filing fees and a $1.8 million increase in depreciation and amortization expense. The increase in filing fees was primarily driven by filing fees related to business formations during the three months ended March 31, 2024 in certain states that temporarily halted charging filing fees in the first half of 2023.
Gross profit

	Three Months Ended March 31,
	2024	2023	$ change	% change
	(in thousands, except percentages)
Gross profit	$105,830	$105,541	$289	—%
Gross profit was flat for the three months ended March 31, 2024 compared to three months ended March 31, 2023, as the $8.3 million increase in revenue was offset by an $8.0 million increase in cost of revenue.
Sales and marketing

	Three Months Ended March 31,
	2024	2023	$ change	% change
	(in thousands, except percentages)
Sales and marketing	$53,753	$60,150	$(6,397)	(11%)
Sales and marketing expenses for the three months ended March 31, 2024 decreased primarily due to a $6.0 million reduction in payroll and related benefits largely due to a reduction in sales and marketing headcount. Customer acquisition marketing spend was $40.6 million and $40.7 million for the three months ended March 31, 2024 and 2023, respectively.
Technology and development

	Three Months Ended March 31,
	2024	2023	$ change	% change
	(in thousands, except percentages)
Technology and development	$23,957	$19,683	$4,274	22%
Technology and development expenses for the three months ended March 31, 2024 increased primarily due to an increase in payroll and related benefits largely due to increased technology and development headcount.

General and administrative

	Three Months Ended March 31,
	2024	2023	$ change	% change
	(in thousands, except percentages)
General and administrative	$23,065	$26,504	$(3,439)	(13%)
General and administrative expenses for the three months ended March 31, 2024 decreased primarily due to a $3.8 million decrease in stock-based compensation.
Interest expense

	Three Months Ended March 31,
	2024	2023	$ change	% change
	(in thousands, except percentages)
Interest expense	$(61)	$(84)	$23	(27%)
Interest expense consists primarily of amortization of debt issuance costs related to our 2021 Revolving Facility.
Interest income

	Three Months Ended March 31,
	2024	2023	$ change	% change
	(in thousands, except percentages)
Interest income	$2,887	$1,665	$1,222	73%
The change in interest income was primarily due to dividend income generated from our money market investments during the three months ended March 31, 2024.
Other (expense) income, net

	Three Months Ended March 31,
	2024	2023	$ change	% change
	(in thousands, except percentages)
Other (expense) income, net	$93	$694	$(601)	(87%)
The change in other (expense) income, net, between 2024 and 2023 was primarily due to changes in foreign currency movements related to our intercompany loans which were denominated in British Pound Sterling, or GBP.
Provision for income taxes

	Three Months Ended March 31,
	2024	2023	$ change	% change
	(in thousands, except percentages)
Provision for income taxes	$3,230	$3,837	$(607)	(16%)
Effective tax rate	40.5%	259.4%
The provision for income taxes for the three months ended March 31, 2024 resulted from a $0.6 million favorable change as compared to the three months ended March 31, 2023. The change was primarily due to higher pre-tax book income and non-deductible stock-based compensation for the three months ended March 31, 2024. This resulted in a lower effective tax rate for the three months ended March 31, 2024 compared to a lower pre-tax income with a higher effective tax rate for the three months ended March 31, 2023.
Liquidity and Capital Resources
Overview
We fund our operations and capital expenditures from cash flows from operating activities. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes. At March 31, 2024, our principal sources of liquidity were cash and cash equivalents of $228.1 million, which consisted of cash on deposit with banks and money market funds, of which approximately $2.7 million related to our foreign subsidiaries. Our cash and cash equivalents increased by $2.4 million from December 31, 2023 to March 31, 2024, primarily as a result of cash provided by operating activities, partially offset by purchases of property and equipment and stock repurchases during the three months ended March 31, 2024.
We currently anticipate that our available cash, cash equivalents and cash provided by operating activities will be sufficient to meet our operational cash needs for at least the next twelve months and in the foreseeable future. We have the ability to supplement our liquidity needs over the longer term with borrowings under our 2021 Revolving Facility. In addition, we previously announced our intention to sell our operating headquarters in Austin, Texas, which is discussed in more detail in Note 4 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
In October 2023, our board of directors approved a new stock repurchase program, pursuant to which our management is authorized to repurchase up to $100.0 million of shares of our common stock from time to time. At March 31, 2024, approximately $87.2 million remained available for future repurchases of our common stock under the stock repurchase program. For additional information regarding our stock repurchase program, refer to Note 7 to our unaudited condensed consolidated financial statements.
Borrowings
2021 Revolving Facility
On July 2, 2021, we entered into our 2021 Revolving Facility with JPMorgan Chase Bank, N.A., as the administrative agent. The 2021 Revolving Facility, as amended, provides for the issuance of up to $20.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, in an amount of up to $10.0 million. As of March 31, 2024, we had no borrowings outstanding and $150.0 million was available for use under our 2021 Revolving Facility.
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
We are required to pay a commitment fee in respect of unutilized commitments under the 2021 Revolving Facility. The commitment fee is, initially, 0.35% per annum. The commitment fee is subject to a reduction of 0.10% if the total net first lien leverage ratio does not exceed 3.50 to 1.00. We are also required to pay customary letter of credit fees and agency fees. As of March 31, 2024, the interest rate applicable to the 2021 Revolving Facility was subject to a 1.0% floor and was at a rate equal to the greatest of: (i) the administrative agent’s prime rate; (ii) the federal funds effective rate plus 1/2 of 1.0%; and (iii) the secured overnight financing rate, or SOFR, plus a 0.10% credit spread adjustment to the SOFR benchmark, or Adjusted Term SOFR, plus 1.0%; provided that if the Adjusted Term SOFR is less than zero, the Adjusted Term SOFR shall be deemed to be zero. The interest rate margins under the 2021 Revolving Facility are subject to a reduction of 0.25% and a further reduction of 0.25% if the total net first lien leverage ratio does not exceed 3.50 to 1.00 and 2.50 to 1.00, respectively.

We have the option to voluntarily repay outstanding loans at any time without premium or penalty, other than customary “breakage” costs with respect to SOFR loans. There is no scheduled amortization under the 2021 Revolving Facility. The principal amount outstanding is due and payable in full at maturity on July 1, 2026.
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
Cash flows
The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$34,194	$29,208
Net cash used in investing activities	(9,477)	(7,428)
Net cash used in financing activities	(22,271)	(6,755)
Effect of exchange rate changes on cash and cash equivalents	(36)	19
Net increase in cash and cash equivalents	$2,410	$15,044
Net cash provided by operating activities
Our largest source of operating cash is cash collections from our customers for our transaction products and subscription services. Our primary uses of cash in operating activities are for our fulfillment, production and customer care costs, employee salaries and benefits, sales and marketing expenses and third-party consulting expenses. Net cash provided by operating activities is impacted by our net income (loss) adjusted for certain non-cash items, including depreciation and amortization expense, stock-based compensation and impairments of long-lived assets, as well as the effect of changes in operating assets and liabilities.
In the three months ended March 31, 2024, cash provided by operating activities was $34.2 million resulting from net income of $4.7 million, adjusted for stock-based compensation and other non-cash expenses of $24.9 million and net cash flows provided by changes in operating assets and liabilities of $4.6 million. The $4.6 million of net cash flows provided from changes in our operating assets and liabilities included a $19.6 million increase in deferred revenue largely due to growth of our subscription units, which are predominantly billed in advance of our revenue recognition and a $1.4 million increase in accounts payable, partially offset by a $4.0 million increase in accounts receivable, a $2.8 million increase in prepaid and other current assets, and a $9.7 million reduction in accrued expenses and operating lease liability and other liabilities due to the timing of our payments.
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
In the three months ended March 31, 2024, net cash used in investing activities was $9.5 million resulting primarily from purchases of property and equipment, including capitalization of internal-use software.

Net cash used in financing activities
Our primary uses of cash in financing activities are for repurchases of common stock and settlements of stock options and RSUs. Net cash provided by financing activities is primarily impacted by exercises of stock options by our employees and issuance of common stock.
In the three months ended March 31, 2024, net cash used in financing activities was $22.3 million, resulting from $12.8 million in repurchases of our common stock under our stock repurchase program and a $9.6 million settlement of minimum statutory tax withholding upon vesting of RSUs.
Material Cash Requirements
We believe our current cash and cash equivalents, as well as cash expected to be generated by future operating activities, will be sufficient to meet our material cash requirements for the next twelve months. Our material cash requirements include the below contractual and other obligations:
Commitments
We have non-cancelable agreements with various vendors, which require us to pay $49.6 million over a four-year period, of which $33.0 million remains to be paid as of March 31, 2024.
Lease Obligations
At March 31, 2024, we had various non-cancelable operating leases for office space and equipment, which expire between May 2024 and November 2029. As of March 31, 2024, we had total minimum operating lease maturities of $9.5 million, $1.7 million of which mature within nine months. See Note 8 of our consolidated financial statements included in our 2023 Annual Report on Form 10-K for additional information regarding our future operating lease payments.
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
The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands, except percentages)
Reconciliation of net income (loss) to Adjusted EBITDA
Net income (loss)	$4,744	$(2,358)
Interest expense	61	84
Interest income	(2,887)	(1,665)
Provision for income taxes	3,230	3,837
Depreciation and amortization	7,670	5,569
Other (income) expense, net	(93)	(693)
Stock-based compensation	14,856	16,467
Restructuring costs(1)	321	627
Adjusted EBITDA	$27,902	$21,868
Net income (loss) margin	3%	(1%)
Adjusted EBITDA margin	16%	13%
(1)     For 2024, restructuring expenses related to the reduction of our U.S. headcount. For 2023, restructuring expenses related to the reduction of our U.K. headcount, which was substantially complete by December 31, 2023.
Adjusted EBITDA increased from $21.9 million for the three months ended March 31, 2023 to $27.9 million for the three months ended March 31, 2024. The increase of $6.0 million resulted primarily from an increase in revenue of $8.3 million and a reduction in operating expenses, excluding non-cash and non-recurring items, of $3.2 million, partially offset by a $5.4 million increase in cost of revenue, excluding non-cash items.
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
The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable GAAP measure, to free cash flow:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow
Net cash provided by operating activities	$34,194	$29,208
Purchase of property and equipment	(9,477)	(7,428)
Free cash flow	$24,717	$21,780
We experienced an increase in our free cash flow from $21.8 million for the three months ended March 31, 2023 to $24.7 million for the three months ended March 31, 2024, primarily due to a $5.0 million increase in net cash provided by operating activities. The increase in net cash provided by operating activities resulted from a $7.6 million increase in net income after adjusting for stock-based compensation and other non-cash items, partially offset by a $2.7 million unfavorable change in our operating assets and liabilities. Free cash flow was also impacted by higher capital expenditures for the purchase of property and equipment, including capitalization of internal-use software.
Critical Accounting Estimates
During the three months ended March 31, 2024, there were no significant changes to our critical accounting estimates compared with those disclosed described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2023 Annual Report on Form 10-K.
Recent Accounting Pronouncements
Refer to Note 2 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further information on certain accounting standards adopted in the period ended March 31, 2024 and recent accounting announcements that have not yet been required to be implemented and may be applicable to our future operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have operations both within the U.S. and, to a lesser extent, in the U.K., and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate fluctuations and foreign currency exchange risks, and to a lesser extent, inflation risk.
Interest rate fluctuation risk
At March 31, 2024 and December 31, 2023, we had cash and cash equivalents of $228.1 million and $225.7 million, respectively, which consisted of cash on deposit with banks and short-term highly-liquid money market funds. Interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We had no outstanding debt subject to interest rate risk as of March 31, 2024 and December 31, 2023 and, as a result, we do not expect to be exposed to fluctuations in interest rates for the foreseeable future. However, we would be subject to fluctuation in interest rates if we draw down under our 2021 Revolving Facility, including issuance of any letters of credit.
Foreign currency exchange risk
We have foreign currency risks related to our revenue and expenses denominated in currencies other than our functional currency, the U.S. Dollar, principally GBP. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net (loss) income as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany loans that are denominated in currencies other than the U.S. Dollar. We recognized foreign currency loss of $0.3 million during the three months ended March 31, 2024. A 10% adverse change in foreign exchange rates on foreign-denominated accounts for the three months ended March 31, 2024, including intercompany balances, would have resulted in a $0.3 million foreign currency loss for the three months ended March 31, 2024. In the event our non-U.S. Dollar-denominated sales and expenses increase, our results of operations may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities could have on our results of operations.
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
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
During the three months ended March 31, 2024, we implemented a revenue recognition module of our enterprise resource planning system. Aside from the foregoing implementation, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Relating to Our Business and Industry
Our business primarily depends on business formations
Our success significantly depends on business formations. The majority of our transaction revenue is generated by providing business formation services to guide our customers through the transition from being aspiring business owners to launching their entities. In 2023 and the first three months of 2024, business formations represented the largest share of our total transaction orders. The number of business formations on our platform is subject to unpredictable declines or fluctuations as a result of a number of factors, many of which are out of our control, including an overall decline in the number of U.S. business formations, an economic slowing or downturn, a public health pandemic or epidemic, increased competition, compliance or operating costs (including wage and benefit pressures), regulatory obstacles, changes in law (including changes in tax laws and regulations), changes in the business environment from inflation, interest rates, government assistance or other factors, and dissatisfaction with our services. Declines in the overall number of business formations or the number of business formations on our platform have adversely affected, and may in the future adversely affect, our business, results of operations, financial condition or future prospects. To the extent the growth rate of new business formations declines, these impacts can be expected to intensify.
Our business depends substantially on our customers expanding their use of our platform, including converting our transactional customers to subscribers and our subscribers renewing their subscriptions with us
For the past few years, a significant amount of our revenue has been derived from our subscriptions for small businesses and individuals. In 2023 and the first three months of 2024, approximately 62% and 62%, respectively, of our revenue came from subscriptions. Subscriptions have primarily originated from transactional customers who opted to become subscribers. For us to maintain or improve our operating results, it is important that we convert transactional customers into subscribers, retain our existing subscribers and that our subscribers renew their subscriptions with us when the existing subscription term expires. However, subscriptions may be terminated at any time, and the rate at which we retain our subscribers may decline or fluctuate as a result of a number of factors, including subscribers’ satisfaction or dissatisfaction with our platform, the effectiveness of our customer support services, the quality and perceived quality of the services provided by our tax professionals and the independent attorneys who participate in our legal plan network, our pricing and the pricing of competing products or services, the lifecycle of our customers’ businesses and their evolving needs, and the effects of global economic conditions, regulatory changes and reductions in subscribers’ discretionary income and spending levels. As a result, we cannot accurately predict subscription renewal rates or the number of existing or new customers that will subscribe to our subscription services, including whether customers will continue to subscribe at the same rate as they have historically. If we are unable to continue to convert our transactional customers to subscribers, retain our existing subscribers or our existing subscribers do not expand the use of our platform, our business, results of operations, financial condition and future prospects would be adversely affected. If the growth of our subscription business falls below the expectations of the public market, securities analysts or investors, the price of our common stock could also be harmed.

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
We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to maintain profitability
Since inception, we have incurred an accumulated deficit and may incur net losses in the foreseeable future. At March 31, 2024, we had an accumulated deficit of $941.1 million.
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
The legal solutions market is highly competitive and our failure to effectively compete successfully could materially and adversely affect our business, results of operations, financial condition and future prospects
We operate in a very competitive industry. We face intense competition from law firms and solo attorneys, online legal document services, legal plans, secretaries of state, tax preparation companies and other service providers. The online legal solutions market is evolving rapidly and is becoming increasingly competitive. New market entrants that provide technologies that improve the delivery of legal solutions, such as generative AI and machine learning, could also increase the level of competition in the market. Other companies that focus on the online legal document services market or business formations, including law firms that may elect to pursue the online legal document services market, can and do directly compete with us. Law firms and solo attorneys, who provide in-person consultations and are able to provide direct legal advice that we generally cannot offer due to laws and regulations regarding the unauthorized practice of law, or UPL, compete with us offline and have developed and may continue to develop competing online legal services. We also compete in the registered agent services business with several companies that target small businesses, and these competitors have extensive experience in this market. In addition, some U.S. state and federal agencies have increased their offerings to our target customers or otherwise made their offerings more attractive to our target customers, including through free and easy-to-use business formation services or other document filing portals. For example, certain U.S. states offer online portals where consumers may file their articles of organization for free, other than filing fees. To the extent U.S. states and federal agencies continue to increase or enhance their offerings to our target customers, it could have a significant adverse effect on our business, financial condition or results of operations. We also compete in the tax advisory and preparation services business with several companies, many of which are larger and more experienced. To the extent we are unable to compete, our business, results of operations, financial condition or future prospects may be harmed.
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
We are incorporating generative AI into some of our products, which may present both compliance risks and reputational risks
We have incorporated and intend to continue incorporating a number of generative AI features into our products. For instance, in September 2023 we announced the beta launch of Doc Assist, a document summarization product that uses generative AI to help small businesses review documents. This technology, which is a new and emerging technology that is in its early stages of commercialization, presents a number of risks inherent in its use. Generative AI technologies can create accuracy issues, unintended biases and discriminatory outcomes. If the recommendations, forecasts, content, or analyses that AI applications, including Doc Assist, assist in producing are or are alleged to be deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. Some AI scenarios may also present ethical issues. If we enable or offer AI solutions that are controversial because of their perceived or real impact on human rights, privacy, employment, or other social issues, we may experience brand or reputational harm. Additionally, potential government regulation related to AI use and/or related ethics issues may expose us to legal liability and/or increase the burden and cost of research and development in this area, and failure to properly remediate AI usage or ethics issues may cause public confidence in AI to be undermined, which could slow adoption of AI in our solutions.
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
Our business and success depend in part on our strategic relationships with third parties, including our partner ecosystem, and our business may be harmed if we fail to maintain or expand these relationships
We depend on, and anticipate we will continue to depend on, various third-party relationships to sustain and grow our business. For example, we currently partner with a variety of third-parties to provide website development, credit card and banking services, productivity tools and business insurance, among others. Our sales and our customers’ user experience depend on our ability to connect and integrate easily to such third party solutions. We have in the past and may in the future determine to exit certain partnership relationships, and we may also fail to retain and expand partnership relationships for many reasons, including third parties’ failure to maintain, support, or secure their technology platforms in general, restrictions imposed by regulatory compliance, and our integrations in particular. Terminations of partnership relationships, whether voluntary or involuntary, have in the past and could again in the future harm our relationship with our customers, our reputation and brand, our business and results of operations, and our future prospects.
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

We implemented a new revenue recognition accounting software system and any challenges with the continued implementation of the system may impact our business and operations
We implemented a new revenue recognition module of our enterprise resource planning system in the first quarter of 2024. The continued implementation efforts of the revenue recognition accounting software may prove to be more difficult, costly, or time consuming than expected, and it is possible that the system will not yield the benefits anticipated. Any disruptions, delays or deficiencies in the design and implementation of our new revenue accounting software program could materially impact our operations, cause operational difficulties or lead to errors within our financial reporting.
We have in the past identified material weaknesses in our internal control over financial reporting, and if we are unable to maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may decline
We are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. On an annual basis, we are required to furnish a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting.
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
The agreement governing our revolving credit facility requires us to meet certain operating and financial covenants and places restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business
The revolving facility that we entered into on July 2, 2021, or the 2021 Revolving Facility, contains affirmative and negative covenants, indemnification provisions and events of default. The affirmative covenants include, among others, administrative, reporting and legal covenants, in each case subject to certain exceptions. The negative covenants include, among others, limitations on our and certain of our subsidiaries’ abilities to carry out the following, in each case subject to certain exceptions:
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
The scope of the state and federal laws and regulations to which we are subject are often vague and broad, and their applications and interpretations are often uncertain and conflicting. Compliance with these disparate laws and regulations requires us to structure our business and services differently in certain jurisdictions. Additionally, these laws and regulations are evolving, and challenges to, changes in, or new interpretations of, such laws could require us to significantly change the ways we currently structure our business and services. For instance, in March 2024 the U.S. District Court for the Northern District of Alabama declared the Corporate Transparency Act, or the CTA, unconstitutional. While this ruling has since been appealed, the future of the CTA and its mandate to file beneficial ownership information with the Financial Crimes Enforcement Network, as well as our Beneficial Ownership Information Report, remains uncertain and could continue to remain uncertain during the pendency of the litigation. The laws and regulations to which we are subject could also make it more difficult for us to convert our transactional customers to subscribers or attract new subscribers to grow our subscription services. We dedicate significant management time and expense to dealing with these issues and we expect that these issues will continue to be a significant focus as we expand into other services and jurisdictions.
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
Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations, including under the recently expanded private right of action in the CCPA. We may not have adequate insurance coverage for security incidents or breaches, including fines, judgments, settlements, penalties, costs, attorney fees and other impacts that arise out of such breaches. We cannot assure you that our cyber liability insurance coverage will be adequate to cover liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. Our risks are likely to increase as we continue to expand, grow our customer base, and process increasingly large amounts of sensitive information.
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
A significant portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is performing well
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. At March 31, 2024, holders of approximately 65 million shares of our common stock, are entitled to rights pursuant to an investors’ rights agreement, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If one or more of these holders of our common stock sells a large number of shares by exercising their registration rights, it has in the past and may in the future adversely affect the market price for our common stock. In addition, if we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired.
Concentration of ownership of our common stock among our existing executive officers, directors and affiliated stockholders may prevent new investors from influencing significant corporate decisions
Based upon shares of our common stock outstanding as of March 31, 2024, our executive officers, directors and affiliated stockholders, in the aggregate, own shares representing approximately 28% of our outstanding common stock. If our executive officers, directors and affiliated stockholders acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.
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
Stock repurchase activity during the three months ended March 31, 2024 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be purchased Under the Plans
January 1, 2024 through January 31, 2024	324,190	$10.44	324,190	$96,615,077
February 1, 2024 through February 29, 2024	573,195	$10.21	573,195	$90,764,467
March 1, 2024 through March 31, 2024	274,162	$12.94	274,162	$87,217,336
Total	1,171,547	$10.91	1,171,547
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
On March 7, 2024, Dan Wernikoff, our Chief Executive Officer, entered into a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The 10b5-1 plan, which was entered into during an open trading window under the Company’s insider trading policy, will be in effect until the earlier of (1) March 7, 2025, and (2) the date on which 1,000,000 shares of the Company’s common stock have been sold under such 10b5-1 plan.
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
101
The following financial statements from our Quarterly Report on Form 10-Q for the three months ended March 31, 2024 were formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statement of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
______________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LegalZoom.Com, Inc.

Date: May 7, 2024	By:	/s/ Dan Wernikoff
Dan Wernikoff
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2024		/s/ Noel Watson
Noel Watson
Chief Financial Officer
(Principal Financial and Accounting Officer)