Form 10-Q
period 2024-06-30
LEGALZOOM.COM, INC.
filed 2024-08-07
CIK 1286139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No  ☒
As of August 2, 2024, the registrant had outstanding 175,611,948 shares of common stock, $0.001 par value per share, outstanding.

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
•Failure to effectively manage our growth could adversely impact our business.
•Our future quarterly results of operations may fluctuate significantly due to a wide range of factors, which makes our future results difficult to predict.
•We have a history of net losses and we may not be able to maintain profitability.
•If we fail to provide high-quality products and services that meet our customers’ expectations, we may not be able to attract and retain customers.
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

Part I
Item 1. Condensed Consolidated Financial Statements (Unaudited)
LegalZoom.com, Inc.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par values)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$118,795	$225,719
Accounts receivable, net of allowances of $3,776 and $4,906, respectively	15,347	11,738
Prepaid expenses and other current assets	22,414	15,159
Current assets held for sale	22,722	22,722
Total current assets	179,278	275,338
Property and equipment, net	57,136	48,232
Goodwill	63,318	63,318
Intangible assets, net	11,194	13,735
Operating lease right-of-use assets	7,212	8,518
Deferred income taxes	31,396	29,015
Available-for-sale debt securities	1,374	1,159
Other assets	8,607	8,503
Total assets	$359,515	$447,818
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$34,247	$32,282
Accrued expenses and other current liabilities	58,020	61,678
Deferred revenue	189,146	167,951
Operating lease liabilities	1,630	2,052
Total current liabilities	283,043	263,963
Operating lease liabilities, non-current	6,255	6,966
Deferred revenue	452	490
Other liabilities	9,003	7,565
Total liabilities	$298,753	$278,984
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000 shares authorized at June 30, 2024 and December 31, 2023, none issued or outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 1,000,000 shares authorized; 176,108 shares and 188,538 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	177	189
Additional paid-in capital	1,125,942	1,101,474
Accumulated deficit	(1,066,035)	(933,061)
Accumulated other comprehensive income	678	232
Total stockholders’ equity	60,762	168,834
Total liabilities and stockholders’ equity	$359,515	$447,818
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$177,362	$168,854	$351,576	$334,790
Cost of revenue	63,609	63,748	131,993	124,143
Gross profit	113,753	105,106	219,583	210,647
Operating expenses:
Sales and marketing	60,130	53,525	113,883	113,675
Technology and development	25,798	19,900	49,755	39,583
General and administrative	26,679	26,936	49,744	53,440
Total operating expenses	112,607	100,361	213,382	206,698
Income from operations	1,146	4,745	6,201	3,949
Interest expense	(112)	(87)	(173)	(171)
Interest income	2,315	2,240	5,202	3,905
Other (expense) income, net	11	624	104	1,318
Income before income taxes	3,360	7,522	11,334	9,001
Provision for income taxes	2,046	6,127	5,276	9,964
Net income (loss)	$1,314	$1,395	$6,058	$(963)
Net income (loss) per share — basic:	$0.01	$0.01	$0.03	$(0.01)
Net income (loss) per share — diluted:	$0.01	$0.01	$0.03	$(0.01)
Weighted-average shares used to compute net income (loss) per share — basic:	184,257	191,342	186,438	191,318
Weighted-average shares used to compute net income (loss) per share — diluted:	186,456	194,826	189,926	191,318
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$1,314	$1,395	$6,058	$(963)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	(4)	(536)	292	(1,167)
Change in available-for-sale debt securities due to unrealized gains	154	—	154	—
Total other comprehensive income (loss)	150	(536)	446	(1,167)
Total comprehensive income (loss)	$1,464	$859	$6,504	$(2,130)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	188,538	$189	$1,101,474	$(933,061)	$232	$168,834
Issuance of common stock upon exercise of stock options	161	—	82	—	—	82
Issuance of common stock upon vesting of restricted stock awards	2,236	2	(2)	—	—	—
Shares surrendered for settlement of minimum statutory tax withholdings	(888)	—	(9,564)	—	—	(9,564)
Stock-based compensation	—	—	16,273	—	—	16,273
Repurchased common stock	(1,172)	(1)	—	(12,758)	—	(12,759)
Other comprehensive income	—	—	—	—	296	296
Net income	—	—	—	4,744	—	4,744
Balance at March 31, 2024	188,875	190	1,108,263	(941,075)	528	167,906
Issuance of common stock upon exercise of stock options and ESPP	309	—	1,733	—	—	1,733
Issuance of common stock upon vesting of restricted stock awards	1,338	1	(1)	—	—	—
Shares surrendered for settlement of minimum statutory tax withholdings	(485)	—	(4,595)	—	—	(4,595)
Stock-based compensation	—	—	20,542	—	—	20,542
Repurchased common stock	(13,929)	(14)	—	(125,185)	—	(125,199)
Stock repurchase excise tax	—	—	—	(1,089)	—	(1,089)
Other comprehensive income	—	—	—	—	150	150
Net income	—	—	—	1,314	—	1,314
Balance at June 30, 2024	176,108	$177	$1,125,942	$(1,066,035)	$678	$60,762

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	190,822	$190	$1,032,550	$(891,862)	$1,497	$142,375
Issuance of common stock upon exercise of stock options	28	—	22	—	—	22
Issuance of common stock upon vesting of restricted stock awards	1,164	1	(1)	—	—	—
Stock-based compensation	—	—	17,378	—	—	17,378
Repurchased common stock	(771)	(1)	—	(6,767)	—	(6,768)
Other comprehensive loss	—	—	—	—	(631)	(631)
Net loss	—	—	—	(2,358)	—	(2,358)
Balance at March 31, 2023	191,244	190	1,049,948	(900,987)	866	150,017
Issuance of common stock upon exercise of stock options and ESPP	362	—	2,951	—	—	2,951
Issuance of common stock upon vesting of restricted stock awards	661	1	(1)	—	—	—
Shares surrendered for settlement of minimum statutory tax withholdings	(232)	—	(2,469)	—	—	(2,469)
Stock-based compensation	—	—	20,031	—	—	20,031
Repurchased common stock	(378)	—	—	(3,041)	—	(3,041)
Other comprehensive income	—	—	—	—	(536)	(536)
Net income	—	—	—	1,395	—	1,395
Balance at June 30, 2023	191,657	$191	$1,070,461	$(902,633)	$330	$168,349
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$6,058	$(963)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,096	11,406
Amortization of right-of-use assets	1,369	1,336
Amortization of debt issuance costs	113	112
Stock-based compensation	33,771	35,423
Deferred income taxes	(879)	7,614
Change in fair value of contingent consideration	—	(695)
Unrealized foreign exchange (gain) loss	338	(1,104)
Other	—	(1)
Changes in operating assets and liabilities:
Accounts receivable	(3,436)	(316)
Prepaid expenses and other current assets	(7,265)	3,407
Other assets	(254)	4
Accounts payable	1,935	8,319
Accrued expenses and other liabilities	(6,309)	(4,082)
Operating lease liabilities	(1,196)	(1,132)
Income tax payable	(59)	8
Deferred revenue	21,158	15,037
Net cash provided by operating activities	61,440	74,373
Cash flows from investing activities
Purchase of property and equipment	(19,351)	(15,227)
Net cash used in investing activities	(19,351)	(15,227)
Cash flows from financing activities
Repayment of capital lease obligations	(13)	(18)
Repurchase of common stock	(136,450)	(9,809)
Shares surrendered for settlement of minimum statutory tax withholding	(14,160)	(2,469)
Proceeds from issuance of stock under employee stock plans	1,642	2,973
Net cash used in financing activities	(148,981)	(9,323)
Effect of exchange rate changes on cash and cash equivalents	(32)	32
Net (decrease) increase in cash and cash equivalents	(106,924)	49,855
Cash and cash equivalents, at beginning of the period	225,719	189,082
Cash and cash equivalents, at end of the period	$118,795	$238,937
Non-cash operating, investing, and financing activities:
Accrued stock repurchase excise tax	$1,089	$—
Accrued stock repurchase costs	1,532	—
Purchase of property and equipment included in accounts payable and accrued expenses and other current liabilities	2,635	983
Capitalized stock-based compensation	3,044	1,986
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
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2023. The December 31, 2023 unaudited condensed consolidated balance sheet was derived from our audited consolidated financial statements as of that date. Our unaudited condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the unaudited condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. There have been no significant changes in accounting policies during the six months ended June 30, 2024 from those disclosed in the audited consolidated financial statements for the year ended December 31, 2023 and the related notes, except as noted below under Recently Adopted Accounting Pronouncements.
The operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results expected for the full year ending December 31, 2024.
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
Revenue outside of the U.S., based on the location of the customer, represented less than 1% of our unaudited consolidated revenue for the three and six months ended June 30, 2024 and 2023. Our property and equipment and right-of-use, or ROU, assets located outside of the U.S. were immaterial as of June 30, 2024 and December 31, 2023.
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
Due to a large and diverse customer base, no individual customer represented more than 10% of our total revenue for the three and six months ended June 30, 2024 and 2023. At June 30, 2024 and December 31, 2023, there were no customers with an outstanding balance of 10% or more of our total accounts receivable balance.
Accounts Receivable and Allowance for Credit Losses
Our accounts receivable balances, which are not collateralized and do not bear interest, primarily consist of amounts receivable from our credit and debit card merchant processors, customer receivables, and fees due from third-parties for services purchased by our customers from such third-parties. We reduce our accounts receivable for sales allowances and a reserve for potentially uncollectible receivables. We determine the amount of the allowances based on various factors, including historical collection experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect our ability to collect from customers. Account balances are charged off against the allowance when we determine that it is not probable we will collect the receivable. At June 30, 2024 and December 31, 2023 the allowance for credit losses was not material.
Investments in Other Equity Securities
We hold an equity investment in LawPath, Pty Ltd, or LawPath, an Australian proprietary limited company that provides an online legal platform to individuals and small and medium sized businesses. At both June 30, 2024 and December 31, 2023, the carrying amount of our investment in LawPath was $4.4 million. The investment in LawPath does not have a readily determinable fair value.
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
Our transaction and subscription revenue is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Transaction	$68,537	$65,863	$134,854	$133,890
Subscription	108,825	102,991	216,722	200,900
Total revenue	$177,362	$168,854	$351,576	$334,790
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
In March 2024, the FASB issued ASU 2024-01, which clarifies how an entity determines whether a profits interest or similar award is a share-based payment arrangement that is within the scope of ASC 718, Compensation - Stock Compensation. This accounting standard is effective for fiscal years beginning after December 15, 2024, including interim periods within those years, and early adoption is permitted. ASU 2024-01 can be applied retrospectively to all prior periods presented in the financial statements or prospectively to profits interest and similar awards granted or modified on or after the date at which the entity first applies this accounting standard. We early adopted ASU 2024-01 effective January 1, 2024 and will apply the amendments prospectively to profits interest and similar awards granted or modified on or after January 1, 2024. The adoption of this accounting standard did not have a material impact on our consolidated financial statements.
In March 2024, the FASB issued ASU 2024-02, Codification Improvements to amend a variety of topics in the accounting codification by removing references to various FASB concepts statements. This accounting standard is effective for fiscal years beginning after December 15, 2024, and early adoption is permitted. ASU 2024-02 can be applied retrospectively to the beginning of the earliest comparative period presented in which the amendments were first applied or prospectively to all new transactions recognized on or after the date that the entity first applies the amendments. We early adopted ASU 2024-02 effective January 1, 2024 and will apply the amendments prospectively to all new transactions recognized on or after January 1, 2024. The adoption of this accounting standard did not have a material impact on our consolidated financial statements.
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
Note 3. Other Financial Statement Information
Accounts Receivable
Changes in the allowances consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$3,433	$4,870	$4,906	$4,730
Add: amounts recognized as a reduction of revenue	1,743	3,962	3,288	6,078
Add (less): allowance for credit losses recognized in general and administrative expense	136	425	(19)	489
Less: write-offs, net of recoveries	(1,536)	(3,523)	(4,399)	(5,563)
Ending balance	$3,776	$5,734	$3,776	$5,734
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
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid expenses	$9,234	$10,423
Deferred cost of revenue	2,422	1,678
Capitalized cloud computing development costs	1,362	1,085
Income tax receivable	8,399	35
Other current assets	997	1,938
Total prepaid expenses and other current assets	$22,414	$15,159

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued payroll and related expenses	$26,815	$33,635
Accrued vendor payables	17,189	11,223
Sales allowances	3,124	3,412
Accrued sales, use and business taxes	5,436	9,795
Other	5,456	3,613
Total accrued expenses and other current liabilities	$58,020	$61,678
Depreciation and Amortization
Depreciation and amortization expense of our property and equipment, including capitalized internal-use software, and intangible assets consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$4,618	$3,011	$9,085	$5,633
Sales and marketing	889	1,354	1,688	2,611
Technology and development	1,841	841	3,318	1,699
General and administrative	1,078	631	2,005	1,463
Total depreciation and amortization expense	$8,426	$5,837	$16,096	$11,406
Deferred revenue
Deferred revenue as of June 30, 2024 and December 31, 2023 was $189.6 million and $168.4 million, respectively. Revenue recognized in the three months ended June 30, 2024 and 2023 that was included in deferred revenue as of March 31, 2024 and 2023 was $88.4 million and $88.5 million, respectively. Revenue recognized in the six months ended June 30, 2024 and 2023 that was included in deferred revenue as of December 31, 2023 and 2022 was $131.7 million and $128.2 million, respectively.
We have omitted disclosure on the transaction price allocated to remaining performance obligations and the estimated timing of revenue recognition as our contracts with customers that have a duration of more than one year are immaterial.
Note 4. Assets Held for Sale
During the quarter ended September 30, 2022, following an evaluation of our office space and business requirements, we commenced a plan to sell our operational headquarters in Austin, Texas, consisting of land, a building and building improvements, and determined that these assets met the held for sale criteria. We ceased recording depreciation on these assets upon meeting the held for sale criteria. At June 30, 2024, the total carrying value of the assets held for sale remains at $22.7 million as follows:

June 30, 2024
Land	$6,400
Building and building improvements	16,322
Total assets held for sale	$22,722
The estimated fair value less costs to sell the assets held for sale exceed their carrying values and hence no impairment was necessary during the quarter ended June 30, 2024.

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
In May 2023, we entered into an amendment to the 2021 Revolving Facility to replace the LIBOR interest rate benchmark with the Secured Overnight Financing Rate, or SOFR, benchmark, with a 0.10% credit spread adjustment to the SOFR benchmark, or Adjusted Term SOFR, for all available interest periods, provided that if the Adjusted Term SOFR is less than zero, the Adjusted Term SOFR shall be deemed to be zero. Other than the foregoing, the remaining terms of the 2021 Revolving Facility remained unchanged. The interest rate applicable to the 2021 Revolving Facility is subject to a 1.0% floor and is a rate equal to the greatest of (i) the administrative agent’s prime rate (ii) the federal funds effective rate plus 1/2 of 1.0% or (iii) Adjusted Term SOFR plus 1.0%.
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
At June 30, 2024 and December 31, 2023, we had no amounts outstanding under our 2021 Revolving Facility or any outstanding letters of credit and we were in compliance with all financial covenants.
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

Note 7. Stockholders’ Equity
Stock Repurchase Program
In October 2023, our board of directors approved a stock repurchase program authorizing repurchases of up to $100.0 million of our common stock, with no fixed expiration. In May 2024, our board of directors approved a $75.0 million increase in the stock repurchase program, bringing the aggregate amount authorized to $175.0 million. Under this program, we are authorized to repurchase our common stock through any manner, including open market transactions, accelerated stock repurchase agreements, or privately negotiated transactions with third parties, and in such amounts as management deems appropriate. Open market repurchases may be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our shares of common stock under this authorization. This program does not obligate us to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the discretion of our board of directors. Shares repurchased under our stock repurchase program are purchased for immediate retirement.
During the three months ended June 30, 2024, using Rule 10b5-1 plans, we repurchased a total of 13.9 million shares of our common stock through open market purchases at an average per share price of $8.99 for a total repurchase of $125.2 million including broker commissions. During the six months ended June 30, 2024, using Rule 10b5-1 plans, we repurchased a total of 15.1 million shares of our common stock through open market purchases at an average per share price of $9.14 for a total repurchase of $138.0 million including broker commissions. The repurchases were recorded as a reduction to stockholders' equity. Approximately $37.0 million remained available for future repurchases under the stock repurchase program as of June 30, 2024.
The Inflation Reduction Act of 2022, enacted in August 2022, imposed a 1% non-deductible excise tax on net repurchases of shares by domestic corporations whose stock is traded on an established securities market. Consequently, this excise tax is applicable to shares of stock repurchased pursuant to our stock repurchase program beginning in 2023 and represents a cost of the repurchases of our common stock. We have recognized a $1.1 million excise tax liability as of June 30, 2024 because the fair market value of stock repurchases exceeded the fair market value of stock issuances during the six months ended June 30, 2024.
Note 8. Stock-based Compensation
Stock-based Compensation Expense
We recorded stock-based compensation expense in the following categories in the accompanying unaudited condensed consolidated statements of operations and balance sheets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$1,747	$1,105	$3,340	$1,979
Sales and marketing	1,906	1,447	3,485	2,979
Technology and development	6,525	4,875	12,228	9,195
General and administrative	8,737	11,529	14,718	21,270
Total stock-based compensation expense	18,915	18,956	33,771	35,423
Amount capitalized to internal-use software	1,627	1,075	3,044	1,986
Total stock-based compensation	$20,542	$20,031	$36,815	$37,409
Restricted and Performance Stock Units
During the six months ended June 30, 2024, we granted 5.5 million restricted stock units, or RSUs, with a total grant date fair value of $71.9 million to various employees. RSUs are measured based on the fair market value of the underlying stock on the date of grant and recognized as expense over the requisite service period.
During the six months ended June 30, 2024 and in July 2024, we also granted 1.5 million and 0.8 million, respectively, RSUs with performance conditions, or PSUs, to members of our senior leadership team. Vesting of the PSUs is contingent upon the recipient’s continuous employment over the requisite service period and is subject to fulfillment by the Company of a predefined profitability target during the performance period. The number of PSUs subject to vesting is determined at the end of the performance period and may equal zero percent (0%) to two hundred percent (200%) of the target award. If the performance criteria are achieved, one third of the PSUs will vest on the date the compensation committee of the board of directors certifies achievement of the performance criteria, and the remaining awards will vest quarterly thereafter through February 2027. These PSU awards also include a modifier to the total number of shares earned based on the Company’s total shareholder return, or TSR, compared to the TSR of the Nasdaq Composite Index during the performance period. The total number of shares issued pursuant to the PSU award may be increased, decreased, or remain unchanged based on the TSR modifier. The TSR modifier applicable to the PSUs is considered a market condition and therefore is reflected in the respective grant-date fair values of the awards. A Monte Carlo simulation was used to account for this market condition in the grant-date fair value of the awards. Expense related to the PSUs is recognized over the employee’s requisite service period using graded vesting attribution method to the extent it is probable that the performance conditions will be achieved. We recognized $3.0 million and $3.5 million in stock-based compensation expense during three and six months ended June 30, 2024, respectively, related to these awards.
The assumptions that were used to calculate the grant-date fair value of our PSU grants during the six months ended June 30, 2024 using a Monte Carlo simulation model were as follows:

Six Months Ended June 30,
2024
Expected life (years)	0.8
Risk-free interest rate	5.2%
Expected volatility	47.4%
Expected dividend yield	—
In July 2024, we granted 2.7 million RSUs with a market vesting condition. Vesting of this award is contingent upon the recipient’s continuous employment over the requisite service period and is subject to achievement of predetermined stock price targets, which are measured based on a 45-trading day weighted-average closing price of our common stock during a five-year performance period, subject to a 44-day extension in certain circumstances. The number of RSUs subject to vesting during the performance period may equal zero percent (0%) to two hundred percent (200%) of the target award. Upon the achievement of a stock price target during the performance period, one-half of the eligible RSUs will vest on the date the compensation committee of the board of directors certifies achievement of the stock price target and the other half will vest one year from such date, subject to the recipient’s continued employment through the vesting date.
In July 2024, we also granted 0.8 million RSUs to members of our senior leadership team. The RSUs will vest in two substantially equal annual installments in July 2025 and July 2026, subject to the recipient’s continued service through the applicable vesting date.
Note 9. Income Taxes
We recorded a provision for income taxes of $2.0 million and $5.3 million for the three and six months ended June 30, 2024, respectively. We recorded a provision for income taxes of $6.1 million and $10.0 million for the three and six months ended June 30, 2023, respectively. The effective tax rate for the three months ended June 30, 2024 and 2023 was 61% and 82%, respectively. The effective tax rate for the six months ended June 30, 2024 and 2023 was 47% and 111%, respectively. The difference from the federal statutory rate of 21% is primarily due to the recognition of significant non-deductible stock-based compensation and other discrete adjustments.
Gross unrecognized tax benefits were $12.5 million and $11.5 million as of June 30, 2024 and December 31, 2023, respectively. The gross unrecognized tax benefits, if recognized by us, will result in a reduction of approximately $12.5 million, excluding interest and penalties, to the provision for income taxes, thereby favorably impacting our effective tax rate. Our policy is to recognize interest and penalties related to income tax matters in income tax expense. For the periods presented, interest and penalties related to income tax positions were not material to our unaudited condensed consolidated financial statements.
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

Note 10. Net Income (Loss) Per Share
The following table shows the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$1,314	$1,395	$6,058	$(963)
Denominator:
Weighted-average common stock used in computing net income (loss) per share — basic	184,257	191,342	186,438	191,318
Effect of potentially dilutive securities
Options to purchase common stock	789	884	1,422	—
RSUs	1,386	2,583	2,052	—
Employee stock purchase plan	24	17	14	—
Weighted-average common stock used in computing net income (loss) per share — diluted	186,456	194,826	189,926	191,318
Net income (loss) per share — basic	$0.01	$0.01	$0.03	$(0.01)
Net income (loss) per share — diluted	$0.01	$0.01	$0.03	$(0.01)
The following table presents the number of stock options, RSUs, and PSUs excluded from the calculation of diluted net income (loss) per share because they are anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Options to purchase common stock	6,572	10,529	6,741	21,048
RSUs	9,948	4,660	7,585	15,363
Employee stock purchase plan	6	8	18	122
Total	16,526	15,197	14,344	36,533
Note 11. Restructuring
From time to time, we initiate cost reduction activities to integrate acquired businesses, to align our workforce with strategic business activities, or to improve efficiencies in our operations. During the three and six months ended June 30, 2023, we incurred $0.1 million and $0.7 million, respectively, in severance costs related to the reduction of our U.K. headcount, which was substantially complete by December 31, 2023. Restructuring expenses include severance for the impacted employees and are included in general and administrative expenses in the accompanying unaudited condensed consolidated financial statements.
In August 2024, we committed to a restructuring plan resulting in a reduction of our global workforce. We expect to incur approximately $5.0 million in severance and other termination benefits in conjunction with the forgoing restructuring plan which is expected to be substantially complete by September 30, 2024.
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
At June 30, 2024 and December 31, 2023, our financial assets recorded at fair value on a recurring basis consist of cash equivalents and available-for-sale debt securities. The cash equivalents consist of money market funds valued using quoted prices in active markets, which represents Level 1 inputs in the fair value hierarchy. The available-for-sale debt securities are valued using a Monte Carlo simulation, which include inputs that represent Level 3 inputs in the fair value hierarchy.
The carrying amounts of accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair values because of the short-term nature of these items.
The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	As of June 30, 2024
	Level 1	Level 2	Level 3
Available-for-sale debt securities	$—	$—	$1,374
Money market funds	107,753	—	—
Total assets	$107,753	$—	$1,374

	As of December 31, 2023
	Level 1	Level 2	Level 3
Available-for-sale debt securities	$—	$—	$1,159
Money market funds	208,970	—	—
Total assets	$208,970	$—	$1,159

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Part II, Item 8, “Financial Statements and Supplementary Data” included in our 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 29, 2024 and our other filings with the SEC. The following discussion contains forward-looking statements based upon current plans, expectations and beliefs and that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the "Risk Factors" section of this Quarterly Report on Form 10-Q. See “Forward-Looking Statements” preceding Part I of this Quarterly Report on Form 10-Q.
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
Recent Developments
•On July 8, 2024, our board of directors appointed Jeff Stibel, the current Chair of the Board, to serve as Chief Executive Officer, effective July 9, 2024.
•In August 2024, we committed to a restructuring plan as part of our re-alignment of our business and cost structure. The restructuring plan will reduce the size of our workforce by approximately 15% of our employees as compared to our headcount as of June 30, 2024. We expect to incur charges of approximately $5.0 million in connection with the restructuring plan, which consist primarily of severance and termination benefits offered to the impacted employees. We expect substantially all of these charges to be cash expenditures and to incur the majority of these charges in the third quarter of 2024. We also expect these changes to drive approximately $10.0 million in savings in 2024. We also intend to reduce our planned hiring efforts.

Updates to Strategic Execution Priorities
We are focused on three priority areas in the near term as we continue to execute on our strategic pillars of scaling the business, building the ecosystem and integrating experts. We believe that this focus will increase the predictability of our business, improve operational efficiencies and margins, and help us accelerate and sustain growth at scale.
Optimizing Our Subscription Business. We intend to prioritize our subscription products over our transaction products in order to focus on customer lifetime value. Our goal is for customers to grow their use of our platform as their businesses evolve and that, in turn, customers increase their cumulative spend with us over time. In order to achieve this goal, we will be evaluating ways to better reorient our products towards subscription offerings, including revisiting certain of our historical transaction offerings, such as our free business formation. Further, we are continuing to optimize our product line-up with the goal of improving the quality of our subscriber base as we seek to increase customer lifetime value. Our subscription revenue growth rate decelerated during the six months ended June 30, 2024 and, more recently, we have experienced softer retention rates in our compliance subscriptions, particularly in our freemium customers. We believe the prioritization of our subscription products over transaction products will help accelerate and sustain our subscription revenue over the long term.
Reorienting Our Go-to-Market Strategy. We will be diversifying our customer acquisition strategy, which will include testing a mix of marketing channels with the goal of balancing our marketing investments across product categories versus our historical focus on business formations. We are also reinvesting in our consumer channel, improving on cross-selling, up-selling, bundling, and packaging to our businesses during their lifecycle, and revisiting our partnership strategy, which may include adding new partners into our ecosystem.
We are also re-evaluating LZ Tax. We are reviewing opportunities to reorient our tax offerings by offering necessary pieces of our tax product early in a business’ lifecycle and selling our more robust tax offerings via our online customer platform and sales team during later stages of that business’ lifecycle. We expect this shift in our LZ Tax strategy to result in a subscription revenue headwind throughout the remainder of 2024.
Leveraging Artificial Intelligence to Deliver Expertise to Our Customers. We will further invest in artificial intelligence to offer additional legal services to our customers and to improve our customer experience. In particular, we aim to better leverage artificial intelligence into our expert solutions.
Key Factors Affecting Our Performance
We believe that our future performance will depend on many factors, including the following:
•Macroeconomic factors. Adverse changes in general macroeconomic, political, regulatory and market conditions can negatively impact consumer spending patterns, the success of existing small businesses and the rate of new small business formations. We believe downward macroeconomic pressure contributed to the increase in corporate dissolutions and the deceleration in business formations that we experienced in the six months ended June 30, 2024, which, in turn, negatively impacted our ability to upsell and retain our customers. While we continue to actively monitor the impacts of the evolving macroeconomic environment on all aspects of our business, we expect the macroeconomic environment to remain challenging throughout the remainder of 2024.
•Our share of business formations. In the three and six months ended June 30, 2024 and 2023, business formations represented the largest share of our total transaction orders. Business formations act as an entrance point for many customers to the LegalZoom ecosystem, where they then often purchase a mix of transaction and subscription offerings alongside and after the initial formation transaction. As a result, our operating results depend on the continuation of new business formations in the U.S. and even more so, on our ability to increase our share of these formations.
•Ability to enhance customer lifetime value. Our future performance depends on our ability to integrate new products and services into our LegalZoom ecosystem and to increase recurring revenue through subscription offerings. As we continue to test new and existing products and services in order to optimize our core product line-up, including converting certain transaction offerings to subscription offerings and testing various commercialization strategies for those offerings, we expect increased volatility across our key business metrics. In addition, in an effort to enhance customer lifetime value, we intend to continue to invest in improving our customer experience, which includes investments in our educational content and improving our website and mobile experience.
•Ability to integrate experts. We believe that our expert offerings significantly expand our addressable market. We aim to increase the consumption of our higher-cost expert offerings through targeted cross-selling and promotion of our products, as well as by improving the platforms through which our customers and experts interact. The extent to which we are able to integrate experts into our LegalZoom ecosystem and increase the consumption of our expert offerings by new and existing customers will impact our future results of operations.
Key Business Metrics
In addition to the measures presented in our unaudited condensed consolidated financial statements, we regularly monitor the following financial and operating metrics to evaluate the growth of our business, measure the effectiveness of our marketing efforts, identify trends, formulate financial forecasts and make strategic decisions:
Number of business formations
We define the number of business formations in a given period as the number of limited liability company, or LLC, incorporation, not-for-profit and doing business as, or DBA, orders placed on our platform in such period. We consider the number of business formations to be an important metric considering that it is typically the first product or service small business customers purchase on our platform, creating the foundation for additional products and subsequent subscription revenue as customers adopt additional products and services throughout the lifecycle of their business.
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

The below table sets forth the number of business formations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Number of business formations	134	161	273	331
We experienced a 17% and 18% decrease in business formation transactions during the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023. The decrease in business formation transactions during the three and six months ended June 30, 2024 was primarily due to a 12% decrease in direct channel LLC formations driven partly by the challenging macroeconomic environment, as well as due to the exit of certain channel partner relationships in the third quarter of 2023. This compares to an overall U.S. business formations decline of 6% and 4%, respectively, during the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023 based on a review of U.S. Census data revealing new applications for EINs.
Number of transactions
We define the number of transactions in a given period as gross transaction order volume, prior to refunds, on our platform during such period. Transactions may include one or more services purchased at the same time. For example, a customer of our business formation services may choose to form an LLC and purchase an operating agreement and business licenses at the same time. This constitutes a single transaction. Refunds, or partial refunds, may be issued under certain circumstances pursuant to the terms of our customer satisfaction guarantee. We consider the number of transactions to be an important metric considering that our customers generally begin their LegalZoom journey with a transaction, creating the foundation for generating subsequent subscription revenue.
The below table sets forth the number of transactions for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Number of transactions	292	283	628	591
We experienced a 3% and 6% increase in the number of transactions during the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023. The increase in the number of transactions during both the three and six months ended June 30, 2024 resulted primarily from the introduction of our beneficial ownership information report product in December 2023, along with increases in other small business related transactions, including annual reports and corporate dissolutions. These increases were partially offset by the decrease in business formations discussed above.
Average order value
We define average order value for a given period as total transaction revenue divided by total number of transactions in such period. We consider average order value to be an important metric given that it indicates how much customers are spending on average on our platform per transaction.
The below table sets forth the average order value for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Average order value	$234	$233	$215	$226
Average order value was flat for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, and down 5% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily driven by a higher mix of lower priced small business related transactions, including annual reports and beneficial ownership information reports, and a reduction in fees earned from third-party providers from leads generated for such providers through our online platform. These decreases were partially offset by an increase in average order value related to our consumer transaction products due to commercialization changes within our consumer product suite.
Number of subscription units
We define the number of subscription units in a given period as the number of paid subscriptions at the end of such period, including those that are not yet 60 days past their subscription order dates. Refunds, or partial refunds, may be issued under certain circumstances pursuant to the terms of our customer satisfaction guarantee.
We consider the number of subscription units to be an important metric since subscriptions enable us to increase the lifetime value of a customer through deeper, longer-term relationships. In addition, as we continue to innovate our product line-up, including by testing varying price points for our products and evaluating our commercialization strategy, we believe the number of subscription units, when viewed together with the number of business formations during a particular period, provides insight into the effectiveness of our efforts to drive growth in our subscription business.
Subscriptions typically range from 30 days to one year in duration and the vast majority of our new subscriptions originate from business formation orders and have an annual term. Our customers can have multiple subscriptions at the end of a period. For example, a popular combination for a new small business owner is attorney advice and registered agent subscriptions.
The below table sets forth the number of subscription units as of June 30, 2024 and 2023:

	As of June 30,
	2024	2023
	(in thousands)
Number of subscription units	1,609	1,553
We achieved 4% growth in subscription units from June 30, 2023 to June 30, 2024, primarily driven by an increase in forms and e-signature subscriptions resulting from bundling of these products into certain business formation offerings, as well as an increase in virtual mail subscriptions. This growth was partially offset by a decline in registered agent and compliance subscriptions driven by the exit of certain channel partner relationships in the third quarter of 2023.
On a sequential basis, the number of subscription units as of June 30, 2024 slightly increased from 1,605 thousand units as of March 31, 2024.
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
The below table sets forth ARPU as of June 30, 2024 and 2023:

	As of June 30,
	2024	2023
Average revenue per subscription unit	$271	$261
ARPU increased 4% as of June 30, 2024 compared to June 30, 2023 driven primarily by a shift in mix towards our higher priced subscription offerings, partially offset by an increase in our forms and e-signature subscription offerings, both of which carry lower price points. ARPU was also impacted by the exit of certain channel partner relationships in the third quarter of 2023. ARPU as of June 30, 2024 was flat compared to March 31, 2024.
Annual small business retention rate
We define annual small business retention rate as the percentage of small business subscription units active as of the last day of the quarter one year ago that were still active subscriptions 12 months later. Small business subscription units represent our subscriptions targeted at our small business customers and include subscriptions for our registered agent and compliance services, LZ Tax, our small business legal advisory plan and subscriptions acquired through our purchase of Earth Class Mail and Revvsales Inc., and exclude subscriptions from our enterprise customers, our operations in the U.K. and our consumer legal advisory plan. Annual small business retention rate includes both monthly and annual subscription units and reflects all subscription unit attrition, including as a result of actual business failures of certain of our customers. Our annual small business retention rate as of June 30, 2024 was approximately 63%.
We expect annual retention rate to fluctuate as we continue to test new products, subscription term lengths and price points and seek to optimize our product offerings across our lineup. While there may be a general correlation between annual small business retention rate and our ability to increase customer lifetime value and the growth of our customer base, we do not view it as a predictor of future revenue given the varying needs of a small business during its lifecycle and the varying use cases of the products underlying our subscription units.
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
Technology and development
Technology and development expenses consist primarily of personnel costs and related benefits, including stock-based compensation for technology and development personnel, expenses for outside consultants, an allocation of depreciation and amortization and allocated overhead. These expenses include costs incurred in the development and implementation of our products, websites, mobile applications, online legal platform, research and development and related infrastructure. Technology and development expenses are expensed as incurred, except to the extent that such costs are associated with internal-use software costs that qualify for capitalization.
We expect our technology and development expenses to remain relatively consistent as a percentage of our revenue for the foreseeable future, although our technology and development expenses may fluctuate as a percentage of our revenue from period-to-period due to seasonality and the timing and extent of these expenses.
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
Results of Operations
The following table sets forth our consolidated statement of operations data for each of the periods indicated. The period-to-period comparison of financial results should not be considered as a prediction or indicative of our future results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Revenue	$177,362	$168,854	$351,576	$334,790
Cost of revenue(1)(2)	63,609	63,748	131,993	124,143
Gross profit	113,753	105,106	219,583	210,647
Operating expenses:
Sales and marketing(1)(2)	60,130	53,525	113,883	113,675
Technology and development(1)(2)	25,798	19,900	49,755	39,583
General and administrative(1)(2)	26,679	26,936	49,744	53,440
Total operating expenses	112,607	100,361	213,382	206,698
Income (loss) from operations	1,146	4,745	6,201	3,949
Interest expense	(112)	(87)	(173)	(171)
Interest income	2,315	2,240	5,202	3,905
Other (expense) income, net	11	624	104	1,318
Income before income taxes	3,360	7,522	11,334	9,001
Provision for income taxes	2,046	6,127	5,276	9,964
Net income (loss)	$1,314	$1,395	$6,058	$(963)

(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue	$1,747	$1,105	$3,340	$1,979
Sales and marketing	1,906	1,447	3,485	2,979
Technology and development	6,525	4,875	12,228	9,195
General and administrative	8,737	11,529	14,718	21,270
Total stock-based compensation expense	$18,915	$18,956	$33,771	$35,423
For additional information regarding stock-based compensation, refer to Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
(2)Includes depreciation and amortization expense for our property and equipment, including capitalized internal-use software and intangible assets as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue	$4,618	$3,011	$9,085	$5,633
Sales and marketing	889	1,354	1,688	2,611
Technology and development	1,841	841	3,318	1,699
General and administrative	1,078	631	2,005	1,463
Total depreciation and amortization expense	$8,426	$5,837	$16,096	$11,406
Comparison of the Three Months Ended June 30, 2024 and 2023
Revenue

	Three Months Ended June 30,
	2024	2023	$ change	% change
	(in thousands, except percentages)
Revenue by type(1)
Transaction	$68,537	$65,863	$2,674	4%
Subscription	108,825	102,991	5,834	6%
Total revenue	$177,362	$168,854	$8,508	5%
(1)     Beginning in the fourth quarter of 2023, we no longer present partner revenue on a standalone basis and partner revenue is now included within transaction and subscription revenue. This change had no impact on total revenue. Prior period disclosures and amounts have been conformed to the current period presentation.
The increase in total revenue for the three months ended June 30, 2024 was primarily driven by an increase in subscription revenue. Subscription revenue was 61% of total revenue for both the three months ended June 30, 2024 and 2023 and transaction revenue was 39% of total revenue for both the three months ended June 30, 2024 and 2023.
Transaction revenue for the three months ended June 30, 2024 increased due to a 3% increase in transaction units for the three months ended June 30, 2024. The increase in transaction units during the three months ended June 30, 2024 resulted primarily from the introduction of our beneficial ownership information report product in December 2023 along with increases in other small business related transactions, including annual reports and corporate dissolutions. The increase in transaction units was partially offset by a 17%

reduction in business formations primarily due to a 12% decrease in direct channel LLC formations driven partly by a challenging macroeconomic environment, as well as due to the exit of certain channel partner relationships in the third quarter of 2023.
Subscription revenue for the three months ended June 30, 2024 increased primarily due to a 4% increase in the number of subscription units and a 4% improvement in ARPU compared to June 30, 2023. The increase in subscription units was primarily driven by an increase in forms and e-signature subscriptions resulting from bundling of these products in certain business formation offerings, as well as an increase in virtual mail subscriptions. This growth was partially offset by a decline in registered agent and compliance subscriptions driven by the exit of certain channel partner relationships in the third quarter of 2023. ARPU as of June 30, 2024 increased 4% compared to June 30, 2023 driven primarily by a shift in mix towards our higher priced subscription offerings, partially offset by an increase in our forms and e-signature subscription offerings, both of which carry lower price points. ARPU was also impacted by the exit of certain channel partner relationships in the third quarter of 2023.
Cost of revenue

	Three Months Ended June 30,
	2024	2023	$ change	% change
	(in thousands, except percentages)
Cost of revenue	$63,609	$63,748	$(139)	—%
Cost of revenue for the three months ended June 30, 2024 decreased by $0.1 million mainly due to a $1.9 million reduction in filing fees and a $1.8 million decrease in third-party staffing fees, partially offset by a $1.6 million increase in depreciation and amortization expense, a $1.5 million increase in payroll and related benefits, and a $0.6 million increase in stock-based compensation expense. The decrease in filing fees was primarily driven by the decrease in business formations during the three months ended June 30, 2024 compared to the same period in 2023.
Gross profit

	Three Months Ended June 30,
	2024	2023	$ change	% change
	(in thousands, except percentages)
Gross profit	$113,753	$105,106	$8,647	8%
Gross profit for the three months ended June 30, 2024 increased by $8.6 million compared to three months ended June 30, 2023 due to a $8.5 million increase in revenue and a $0.1 million reduction in cost of revenue.
Sales and marketing

	Three Months Ended June 30,
	2024	2023	$ change	% change
	(in thousands, except percentages)
Sales and marketing	$60,130	$53,525	$6,605	12%
Sales and marketing expenses for the three months ended June 30, 2024 increased by $6.6 million primarily due to a $11.1 million increase in customer acquisition marketing spend, partially offset by a $4.3 million reduction in payroll and related benefits largely due to a reduction in sales and marketing headcount.

Customer acquisition marketing spend was $47.1 million and $36.0 million for the three months ended June 30, 2024 and 2023, respectively.
Technology and development

	Three Months Ended June 30,
	2024	2023	$ change	% change
	(in thousands, except percentages)
Technology and development	$25,798	$19,900	$5,898	30%
Technology and development expenses for the three months ended June 30, 2024 increased primarily due to an increase in payroll and related benefits largely due to increased technology and development headcount.
General and administrative

	Three Months Ended June 30,
	2024	2023	$ change	% change
	(in thousands, except percentages)
General and administrative	$26,679	$26,936	$(257)	(1%)
General and administrative expenses for the three months ended June 30, 2024 decreased by $0.3 million mainly due to a $2.8 million decrease in stock-based compensation expense, partially offset by a $1.2 million increase in consulting costs, a $0.7 million increase in payroll and related benefits, and a $0.4 million increase in depreciation and amortization expense compared to three months ended June 30, 2023.
Interest expense

	Three Months Ended June 30,
	2024	2023	$ change	% change
	(in thousands, except percentages)
Interest expense	$(112)	$(87)	$(25)	29%
Interest expense consists primarily of amortization of debt issuance costs related to our 2021 Revolving Facility.
Interest income

	Three Months Ended June 30,
	2024	2023	$ change	% change
	(in thousands, except percentages)
Interest income	$2,315	$2,240	$75	3%
The change in interest income was primarily due to interest income generated from our money market investments during the three months ended June 30, 2024.

Other (expense) income, net

	Three Months Ended June 30,
	2024	2023	$ change	% change
	(in thousands, except percentages)
Other (expense) income, net	$11	$624	$(613)	(98%)
The change in other (expense) income, net, between 2024 and 2023 was primarily due to changes in foreign currency movements related to our intercompany loans which were denominated in British Pound Sterling, or GBP.
Provision for income taxes

	Three Months Ended June 30,
	2024	2023	$ change	% change
	(in thousands, except percentages)
Provision for income taxes	$2,046	$6,127	$(4,081)	(67%)
Effective tax rate	61%	82%
There was a $4.1 million favorable change in the provision for income taxes for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The change was primarily due to lower nondeductible stock-based compensation and higher excess tax benefits on stock-based compensation for the three months ended June 30, 2024. This resulted in a lower effective tax rate.
Comparison of the Six Months Ended June 30, 2024 and 2023
Revenue

	Six Months Ended June 30,
	2024	2023	$ change	% change
	(in thousands, except percentages)
Revenue by type(1)
Transaction	$134,854	$133,890	$964	1%
Subscription	216,722	200,900	$15,822	8%
Total revenue	$351,576	$334,790	$16,786	5%
(1)     Beginning in the fourth quarter of 2023, we no longer present partner revenue on a standalone basis and partner revenue is now included within transaction and subscription revenue. This change had no impact on total revenue. Prior period disclosures and amounts have been conformed to the current period presentation.
The increase in total revenue six months ended June 30, 2024 was primarily driven by an increase in subscription revenue. Subscription revenue was 62% and 60% of total revenue for the six months ended June 30, 2024 and 2023, respectively, and transaction revenue was 38% and 40% of total revenue for the six months ended June 30, 2024 and 2023, respectively.
Transaction revenue for the six months ended June 30, 2024 increased due to a 6% increase in the number of transactions, partially offset by a 5% decrease in average order value compared to the six months ended June 30, 2023. The overall increase in transaction units during the six months ended June 30, 2024 resulted primarily from the introduction of our beneficial ownership information report product in December 2023 along with the increase in other small business related transactions, including annual reports and corporate dissolutions. The increase in transaction units was partially offset by an 18% reduction in business formations primarily due to a 12% decrease in direct channel LLC formations driven partly by a challenging macroeconomic environment, as well as due to and the exit of certain channel partner relationships in the third quarter of 2023. The 5% decrease in average order value for the six months ended June 30, 2024 was driven primarily by a higher mix of lower priced small business related transactions, including annual reports and beneficial ownership information reports, and a reduction in fees from third-party providers through our online platform, partially offset by an increase in average order value of our consumer transaction products due to commercialization changes within our consumer product suite.
Subscription revenue for the six months ended June 30, 2024 increased primarily due to a 4% increase in the number of subscription units as of June 30, 2024 compared to June 30, 2023 and a 4% increase in ARPU compared to June 30, 2023. The increase in subscription units was driven primarily by an increase in forms and e-signature subscriptions resulting from bundling of these products into certain business formation offerings, as well as an increase in virtual mail subscriptions. This growth was partially offset by a decline in registered agent and compliance subscriptions driven by the exit of certain channel partner relationships in the third quarter of 2023. ARPU increased 4% compared to June 30, 2023 driven primarily by a shift in the mix of our higher priced subscription offerings. ARPU was also impacted by the exit of certain channel partner relationships in the third quarter of 2023 and the increased mix of our forms and e-signature subscription offerings, both of which carry lower price points.
Cost of revenue

	Six Months Ended June 30,
	2024	2023	$ change	% change
	(in thousands, except percentages)
Cost of revenue	$131,993	$124,143	$7,850	6%
Cost of revenue for the six months ended June 30, 2024 increased by $7.9 million mainly due to a $5.4 million increase in payroll and related benefits, a $3.5 million increase in depreciation and amortization expense, and a $1.3 million increase in filing fees, partially offset by a $4.5 million decrease in third-party staffing fees. The increase in filing fees was primarily driven by filing fees related to business formations during the six months ended June 30, 2024 in certain states that temporarily halted charging filing fees in the first half of 2023, partially offset by the decrease in overall business formations during the six months ended June 30, 2024.
Gross profit

	Six Months Ended June 30,
	2024	2023	$ change	% change
	(in thousands, except percentages)
Gross profit	$219,583	$210,647	$8,936	4%
The increase in gross profit was driven by a $16.8 million increase in revenue partially offset by a $7.9 million increase in cost of revenue.
Sales and marketing

	Six Months Ended June 30,
	2024	2023	$ change	% change
	(in thousands, except percentages)
Sales and marketing	$113,883	$113,675	$208	—%
Sales and marketing expenses for the six months ended June 30, 2024 increased by $0.2 million primarily due to an $11.0 million increase in customer acquisition marketing spend, partially offset by a $10.3 million reduction in payroll and related benefits. The decrease in payroll and related benefits was largely due to decreased sales and marketing headcount. Customer acquisition marketing spend was $87.7 million and $76.7 million for the six months ended June 30, 2024 and 2023, respectively.

Technology and development

	Six Months Ended June 30,
	2024	2023	$ change	% change
	(in thousands, except percentages)
Technology and development	$49,755	$39,583	$10,172	26%
Technology and development expenses for the six months ended June 30, 2024 increased primarily due to an increase in payroll and related benefits largely due to increased technology and development headcount.
General and administrative

	Six Months Ended June 30,
	2024	2023	$ change	% change
	(in thousands, except percentages)
General and administrative	$49,744	$53,440	$(3,696)	(7%)
General and administrative expenses for the six months ended June 30, 2024 decreased by $3.7 million primarily due to a $6.6 million decrease in stock-based compensation expense, partially offset by a $1.3 million increase in consulting costs, a $0.8 million increase in payroll and related benefits, and a $0.5 million increase in depreciation and amortization expense compared to three months ended June 30, 2023.
Interest income, net

	Six Months Ended June 30,
	2024	2023	$ change	% change
	(in thousands, except percentages)
Interest income, net	$5,202	$3,905	$1,297	33%
The change in interest income, net, was primarily due to interest income generated from our money market investments during the six months ended June 30, 2024.
Other (expense) income, net

	Six Months Ended June 30,
	2024	2023	$ change	% change
	(in thousands, except percentages)
Other (expense) income, net	$104	$1,318	$(1,214)	(92%)
The change in other (expense) income, net, between 2024 and 2023 was primarily due to changes in foreign currency movements related to our intercompany loans which were denominated in GBP.
Provision for income taxes

	Six Months Ended June 30,
	2024	2023	$ change	% change
	(in thousands, except percentages)
Provision for income taxes	$5,276	$9,964	$(4,688)	(47%)
Effective tax rate	47%	111%
There was a $4.7 million favorable change in the provision for income taxes for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The change was primarily due to lower nondeductible stock-based compensation and higher excess tax benefits on stock-based compensation for the six months ended June 30, 2024. This resulted in a lower effective tax rate.

Liquidity and Capital Resources
Overview
We fund our operations and capital expenditures from cash flows from operating activities. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes. At June 30, 2024, our principal sources of liquidity were cash and cash equivalents of $118.8 million, which consisted of cash on deposit with banks and money market funds, of which approximately $1.7 million related to our foreign subsidiaries. Our cash and cash equivalents decreased by $106.9 million from December 31, 2023 to June 30, 2024, primarily as a result of stock repurchases and purchases of property and equipment, partially offset by cash provided by operating activities during the six months ended June 30, 2024.
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
In August 2024, we committed to a restructuring plan as part of our re-alignment of our business and cost structure. We expect to incur charges of approximately $5.0 million in connection with the restructuring plan, the majority of which will be incurred in the third quarter of 2024. We also expect these changes to drive approximately $10.0 million in savings in 2024. See “Recent Developments” above for additional information.
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
In October 2023, our board of directors approved a new stock repurchase program, pursuant to which our management is authorized to repurchase up to $100.0 million of shares of our common stock from time to time. In May 2024, our board of directors approved a $75.0 million increase in the stock repurchase program, bringing the aggregate amount authorized to $175.0 million. At June 30, 2024, approximately $37.0 million remained available for future repurchases of our common stock under the stock repurchase program. For additional information regarding our stock repurchase program, refer to Note 7 to our unaudited condensed consolidated financial statements.
Borrowings
2021 Revolving Facility
On July 2, 2021, we entered into our 2021 Revolving Facility with JPMorgan Chase Bank, N.A., as the administrative agent. The 2021 Revolving Facility, as amended, provides for the issuance of up to $20.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, in an amount of up to $10.0 million. As of June 30, 2024, we had no borrowings outstanding and $150.0 million was available for use under our 2021 Revolving Facility.
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
We are required to pay a commitment fee in respect of unutilized commitments under the 2021 Revolving Facility. The commitment fee is, initially, 0.35% per annum. The commitment fee is subject to a reduction of 0.10% if the total net first lien leverage ratio does not exceed 3.50 to 1.00. We are also required to pay customary letter of credit fees and agency fees. As of June 30, 2024, the interest rate applicable to the 2021 Revolving Facility was subject to a 1.0% floor and was at a rate equal to the greatest of: (i) the administrative agent’s prime rate; (ii) the federal funds effective rate plus 1/2 of 1.0%; and (iii) the secured overnight financing rate, or SOFR, plus a 0.10% credit spread adjustment to the SOFR benchmark, or Adjusted Term SOFR, plus 1.0%; provided that if the Adjusted Term SOFR is less than zero, the Adjusted Term SOFR shall be deemed to be zero. The interest rate margins under the 2021 Revolving Facility are subject to a reduction of 0.25% and a further reduction of 0.25% if the total net first lien leverage ratio does not exceed 3.50 to 1.00 and 2.50 to 1.00, respectively.
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
Cash flows
The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$61,440	$74,373
Net cash used in investing activities	(19,351)	(15,227)
Net cash used in financing activities	(148,981)	(9,323)
Effect of exchange rate changes on cash and cash equivalents	(32)	32
Net (decrease) increase in cash and cash equivalents	$(106,924)	$49,855
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
In the six months ended June 30, 2024, cash provided by operating activities was $61.4 million resulting from net income of $6.1 million, adjusted for stock-based compensation and other non-cash expenses of $50.8 million and net cash flows provided by changes in operating assets and liabilities of $4.6 million. The $4.6 million of net cash flows provided from changes in our operating assets and liabilities included a $21.2 million increase in deferred revenue largely due to growth of our subscription units, which are predominantly billed in advance of our revenue recognition and a $1.9 million increase in accounts payable, partially offset by a $3.4 million increase in accounts receivable, a $7.3 million increase in prepaid and other current assets, and a $7.5 million reduction in accrued expenses and operating lease and other liabilities due to the timing of our payments.
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

In the six months ended June 30, 2024, net cash used in investing activities was $19.4 million resulting primarily from purchases of property and equipment, including capitalization of internal-use software.
Net cash used in financing activities
Our primary uses of cash in financing activities are for repurchases of common stock and settlements of stock options and RSUs. Net cash provided by financing activities is primarily impacted by exercises of stock options by our employees and issuance of common stock.
In the six months ended June 30, 2024, net cash used in financing activities was $149.0 million, primarily resulting from $136.5 million in repurchases of our common stock under our stock repurchase program and a $14.2 million settlement of minimum statutory tax withholding upon vesting of RSUs.
Material Cash Requirements
We believe our current cash and cash equivalents, as well as cash expected to be generated by future operating activities, will be sufficient to meet our material cash requirements for the next twelve months. Our material cash requirements include the below contractual and other obligations:
Commitments
We have non-cancelable agreements with various vendors, which require us to pay $47.5 million over a four-year period, of which $28.0 million remains to be paid as of June 30, 2024.
Lease Obligations
At June 30, 2024, we had various non-cancelable operating leases for office space and equipment, which expire between July 2024 and November 2029. As of June 30, 2024, we had total minimum operating lease maturities of $8.8 million, $1.0 million of which mature within six months. See Note 8 of our consolidated financial statements included in our 2023 Annual Report on Form 10-K for additional information regarding our future operating lease payments.
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
The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
Reconciliation of net income (loss) to Adjusted EBITDA
Net income (loss)	$1,314	$1,395	$6,058	$(963)
Interest expense	112	87	173	171
Interest income	(2,315)	(2,240)	(5,202)	(3,905)
Provision for income taxes	2,046	6,127	5,276	9,964
Depreciation and amortization	8,426	5,837	16,096	11,406
Other (income) expense, net	(11)	(624)	(104)	(1,318)
Stock-based compensation	18,915	18,956	33,771	35,423
Restructuring costs(1)	425	107	746	735
Adjusted EBITDA	$28,912	$29,645	$56,814	$51,513
Net income (loss) margin	1%	1%	2%	—%
Adjusted EBITDA margin	16%	18%	16%	15%
(1)     For 2024, restructuring expenses related to the reduction of our U.S. headcount. For 2023, restructuring expenses related to the reduction of our U.K. headcount, which was substantially complete by December 31, 2023.
Adjusted EBITDA decreased from $29.6 million for the three months ended June 30, 2023 to $28.9 million for the three months ended June 30, 2024. The decrease of $0.7 million resulted primarily from an increase in revenue of $8.5 million and a $2.4 million reduction in cost of revenue, excluding non-cash items, partially offset by an increase in operating expenses, excluding non-cash and non-recurring items, of $11.6 million.
Adjusted EBITDA increased from $51.5 million for the six months ended June 30, 2023 to $56.8 million for the six months ended June 30, 2024. The increase of $5.3 million resulted primarily from an increase in revenue of $16.8 million, partially offset by an increase in operating expenses, excluding non-cash and non-recurring items, of $8.4 million and a $3.0 million increase in cost of revenue, excluding non-cash items.
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
The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable GAAP measure, to free cash flow:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow
Net cash provided by operating activities	$61,440	$74,373
Purchase of property and equipment	(19,351)	(15,227)
Free cash flow	$42,089	$59,146
We experienced a decrease in our free cash flow from $59.1 million for the six months ended June 30, 2023 to $42.1 million for the six months ended June 30, 2024, primarily due to a $12.9 million decrease in net cash provided by operating activities. The decrease in net cash provided by operating activities resulted from a $3.7 million increase in net income after adjusting for stock-based compensation and other non-cash items, offset by a $16.7 million unfavorable change in our operating assets and liabilities. Free cash flow was also impacted by higher capital expenditures for the purchase of property and equipment, including capitalization of internal-use software.
Critical Accounting Estimates
During the three and six months ended June 30, 2024, there were no significant changes to our critical accounting estimates compared with those disclosed described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2023 Annual Report on Form 10-K.
Recent Accounting Pronouncements
Refer to Note 2 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further information on certain accounting standards adopted in the period ended June 30, 2024 and recent accounting announcements that have not yet been required to be implemented and may be applicable to our future operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have operations both within the U.S. and, to a lesser extent, in the U.K., and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate fluctuations and foreign currency exchange risks, and to a lesser extent, inflation risk.
Interest rate fluctuation risk
At June 30, 2024 and December 31, 2023, we had cash and cash equivalents of $118.8 million and $225.7 million, respectively, which consisted of cash on deposit with banks and short-term highly-liquid money market funds. Interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We had no outstanding debt subject to interest rate risk as of June 30, 2024 and December 31, 2023 and, as a result, we do not expect to be exposed to fluctuations in interest rates for the foreseeable future. However, we would be subject to fluctuation in interest rates if we draw down under our 2021 Revolving Facility, including issuance of any letters of credit.
Foreign currency exchange risk
We have foreign currency risks related to our revenue and expenses denominated in currencies other than our functional currency, the U.S. Dollar, principally GBP. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net (loss) income as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany loans that are denominated in currencies other than the U.S. Dollar. We recognized foreign currency loss of $0.3 million during the six months ended June 30, 2024. A 10% adverse change in foreign exchange rates on foreign-denominated accounts for the six months ended June 30, 2024, including intercompany balances, would have resulted in a $0.1 million increase in our reported foreign currency loss for the six months ended June 30, 2024. In the event our non-U.S. Dollar-denominated sales and expenses increase, our results of operations may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities could have on our results of operations.
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
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Relating to Our Business and Industry
Our business primarily depends on business formations
The majority of our transaction revenue is generated by providing business formation services to guide our customers through the transition from being aspiring business owners to launching their entities. In 2023 and the first six months of 2024, business formations represented the largest share of our total transaction orders. The number of business formations on our platform is subject to unpredictable declines or fluctuations as a result of a number of factors, many of which are out of our control, including an overall decline in the number of U.S. business formations, an economic slowing or downturn, a public health pandemic or epidemic, increased competition, regulatory obstacles, changes in law (including changes in tax laws and regulations), changes in the business environment from inflation, interest rates, government assistance, increased compliance or operating costs (including wage and benefit pressures) or other factors, and dissatisfaction with our services. Declines in the overall number of U.S. business formations or the number of business formations on our platform have adversely affected, and may in the future adversely affect, our business, results of operations, financial condition or future prospects. To the extent the growth rate of new business formations declines, these impacts can be expected to intensify.
Our business depends substantially on our customers expanding their use of our platform, including converting our transactional customers to subscribers and our subscribers renewing their subscriptions with us
For the past few years, a significant amount of our revenue has been derived from our subscriptions for small businesses and individuals. In 2023 and the first six months of 2024, approximately 62% and 62%, respectively, of our revenue came from subscriptions. Subscriptions have primarily originated from transactional customers who opted to become subscribers. For us to maintain or improve our operating results, including our revenue growth rate, it is important that we convert transactional customers into subscribers, retain our existing subscribers and that our subscribers renew their subscriptions with us when the existing subscription term expires. However, subscriptions may be terminated at any time, and the rate at which we retain our subscribers may decline or fluctuate as a result of a number of factors, including subscribers’ satisfaction or dissatisfaction with our platform, the effectiveness of our customer support services, the quality and perceived quality of the services provided by our tax professionals and the independent attorneys who participate in our legal plan network, our pricing and the pricing of competing products or services, the lifecycle of our customers’ businesses and their evolving needs, and the effects of global economic conditions, regulatory changes and reductions in subscribers’ discretionary income and spending levels. As a result, we cannot accurately predict subscription renewal rates or the number of existing or new customers that will subscribe to our subscription services, including whether customers will continue to subscribe at the same rate as they have historically. During the six months ended June 30, 2024, we experienced a deceleration in our subscription revenue growth rate and, more recently, we have experienced softer retention rates in our compliance subscriptions, particularly in our freemium customers. If our subscription revenue growth rate does not improve or if we are unable to convert our transactional customers to subscribers, retain our existing subscribers or our existing subscribers do not expand the use of our platform, our business, results of operations, financial condition and future prospects would be adversely affected. If the growth of our subscription business, including our subscription revenue growth rate, falls below the expectations of the public market, securities analysts or investors, the price of our common stock could also be harmed.
Failure to effectively manage our growth could adversely impact our business
In the past, we have experienced significant growth in both operations and headcount, which placed increased demands on our management team and our administrative, operational and financial infrastructure. Our management team, including our new Chief Executive Officer, has developed a strategy to continue growing our business. Our success will depend in part on our ability to manage this growth effectively. To manage the growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. These risks may be accentuated by the restructuring plan we announced in August 2024, which resulted in a 15% reduction in our headcount. Failure to effectively manage our growth could result in declines in service quality or customer satisfaction, increased costs, difficulties or delays in introducing new products or services or other operational difficulties. Any of these difficulties could adversely impact our brand and reputation, business, results of operations, financial condition or future prospects.
Our ability to achieve our growth strategy also impacts our ability to forecast our future operating results. If the assumptions regarding the growth of our business are incorrect or change in reaction to changes in our markets, our results of operations and financial condition could differ materially from our expectations, our business could suffer and the trading price of our stock may decline.
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
•our ability to successfully implement our updated strategic execution priorities;
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
•changes to our product offerings, including pricing changes, and our testing of new product line-ups;
•the mix of subscriptions and and transactional products sold during a period;
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
Fluctuations in our quarterly operating results and the price of our common stock may be particularly pronounced in the current global macroeconomic environment, including due to uncertainty caused by recessionary fears, inflation and interest rates and their respective impacts on consumer spending patterns, the success of existing small businesses and the formation of new small businesses. In addition, fluctuations in our quarterly operating results may cause those results to fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the price of our common stock to decline. Fluctuations in our results could also cause a number of other problems. For example, analysts or investors may change their models for valuing our common stock, we could experience short-term liquidity issues, our ability to retain or attract key personnel may diminish, and other unanticipated issues may arise.
Our quarterly operating results may vary in the future and period-to-period comparisons of our operating results may not be meaningful. In addition, the seasonality of our business may change or become more pronounced over time, which could also cause our operating results to fluctuate. You should not rely on the results of any given quarter as an indication of future performance.
We have a history of net losses and we may not be able to maintain profitability
Since inception, we have incurred an accumulated deficit and may incur net losses in the foreseeable future. As of June 30, 2024, we had an accumulated deficit of $1,066.0 million.
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
If we fail to provide high-quality products and services that meet our customers’ expectations, we may not be able to attract and retain customers
In order to increase revenue and maintain profitability, we must attract new customers and retain existing customers. The quality and value of our services, customer care and customer experience, as well as the quality and accuracy of the services provided by our accountants and the independent attorneys who participate in our and our partner’s networks, are critical to the success of our business and our ability to attract and retain customers. The failure or perceived failure of these independent attorneys and accountants to satisfy customer expectations could impede our ability to attract and retain customers.
In addition, we intend to continue to add new products and services and enhance our existing products and services, both of which will require us to devote significant resources before we know whether such products or services will be successful. For instance, in August 2023 we launched LZ Books, a simple online accounting solution, and in November 2023 we launched a new business license offering. The success of any new products or services or enhancements to existing products or services depends on several factors, including timely completion, competitive pricing, adequate quality testing, introduction, integration with existing products and services, and market awareness and acceptance. We have in the past invested resources and introduced new products and services that have failed to produce the customer interest that we expected. We may fail to attract new customers or lose existing customers if current or future development efforts or services fail to meet customer expectations on a timely basis if at all. If we are unable to continue offering innovative solutions or if new or enhanced solutions fail to engage our customers, we may be unable to attract additional customers or retain our current customers, which may adversely affect our business, results of operations, financial condition or future prospects.
If we do not continue to innovate and provide a platform that is useful to our customers, we may not remain competitive, and our results of operations could suffer
Our success depends on continued innovation to provide features that make our platform useful for existing and prospective customers. We have invested and intend to continue to invest resources in technology and development in order to continue improving the simplicity and effectiveness of our platform. In addition, we have introduced and intend to continue to introduce significant changes to our platform. We have also developed and introduced new and unproven services, including using technologies with which we have little or no prior development or operating experience, such as generative artificial intelligence, or AI. There is no assurance that our past or future investments in any changes or developments to our platform will provide us with the benefits we expect.
In addition, because our platform is available over the internet and on mobile networks, we need to regularly modify and enhance our platform to keep pace with changes in internet-related hardware, software, communications and database technologies and standards. If we are unable to respond in a timely and cost-effective manner to these rapid technological developments and changes in standards, our platform may become less marketable, less competitive or obsolete, and our business, results of operations, financial condition and future prospects would be harmed. If new technologies emerge that are able to deliver competitive services at lower prices, more efficiently, more conveniently or more securely than LegalZoom, such technologies could adversely impact our ability to compete. Our platform must also integrate with a variety of network, hardware, mobile, and software platforms and technologies, and we need to frequently modify and enhance our services to adapt to changes and innovation in these technologies. Any failure of our platform to operate effectively with current or future infrastructure platforms and technologies could reduce the demand for our platform. If we are unable to respond to these changes in a cost-effective manner, our platform may become less marketable, less competitive or obsolete, and our business, results of operations, financial condition and future prospects may be adversely affected.
The legal solutions market is highly competitive and our failure to effectively compete successfully could materially and adversely affect our business, results of operations, financial condition and future prospects
We operate in a very competitive industry. We face intense competition from law firms, solo attorneys, online legal document services, legal plans, secretaries of state, tax preparation companies and other service providers. The online legal solutions market is evolving rapidly and is becoming increasingly competitive. New market entrants that provide technologies that improve the delivery of legal solutions, such as generative AI and machine learning, could also increase the level of competition in the market. Other companies that focus on the online legal document services market or business formations, including law firms that may elect to pursue the online legal document services market, can and do directly compete with us. Law firms and solo attorneys, who provide in-person consultations and are able to provide direct legal advice that we generally cannot offer due to laws and regulations regarding the unauthorized practice of law, or UPL, compete with us offline and have developed and may continue to develop competing online legal services. We also compete in the registered agent services business with several companies that target small businesses, and these competitors have extensive experience in this market. In addition, some U.S. state and federal agencies have increased their offerings to our target customers or otherwise made their offerings more attractive to our target customers, including through free and easy-to-use business formation services or other document filing portals. To the extent U.S. states and federal agencies continue to increase or enhance their offerings to our target customers, it could have a significant adverse effect on our business, financial condition or results of operations. We also compete in the tax advisory and preparation services business with several companies, many of which are larger and more experienced. To the extent we are unable to compete, our business, results of operations, financial condition or future prospects may be harmed.
Any of our existing competitors, or other potential competitors that have not yet entered the market, may also develop innovative and cost-effective services, including automated corporate formation document processing, that target our existing and potential customers. Some of our competitors and potential competitors are larger and have greater name recognition, longer operating histories, more established customer relationships, larger budgets, and significantly greater resources than we do. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. We expect to face increasing competition from offline and online legal services providers in our market, including through their use of generative AI, and our failure to effectively compete with these providers could result in revenue reductions, reduced margins, or loss of market share, any of which could have a material adverse effect on our business, results of operations, financial condition and future prospects.
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
We are incorporating generative AI into some of our products, which may present both compliance risks and reputational risks
We have incorporated and intend to continue incorporating a number of generative AI features into our products. For instance, in September 2023 we announced the launch of Doc Assist, a document summarization product that uses generative AI to help small businesses review documents. This technology, which is a new and emerging technology that is in its early stages of commercialization, presents a number of risks inherent in its use. Generative AI technologies can create accuracy issues, unintended biases and discriminatory outcomes. If the recommendations, forecasts, content, or analyses that AI applications, including Doc Assist, assist in producing are or are alleged to be deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. Some AI scenarios may also present ethical issues. If we enable or offer AI solutions that are controversial because of their perceived or real impact on human rights, privacy, employment, or other social issues, we may experience brand or reputational harm. Additionally, potential government regulation related to AI use and/or related ethics issues may expose us to legal liability and/or increase the burden and cost of research and development in this area, and failure to properly remediate AI usage or ethics issues may cause public confidence in AI to be undermined, which could slow adoption of AI in our solutions.
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
Our ability to maintain or increase customer traffic to our websites from internet search engines is not entirely within our control. We rely on both algorithmic and paid listing internet search results to drive customer traffic to our websites. Algorithmic listings are determined and displayed solely by a set of formulas designed by internet search engine companies. Internet search engines periodically revise their algorithms, methodologies and displays or incorporate AI into their platforms in ways that we cannot predict. Such changes have adversely affected, and may continue to adversely affect, the placement of our search result page ranking, which could reduce traffic to our websites. In addition, we can purchase paid listings, which are displayed if particular words or terms are included in a customer’s internet search. We bid for paid listings against our competitors and third parties that may outbid us for preferred placement, which could adversely impact advertising efficiency and customer acquisition efforts. To the extent competition for paid listings increases or if paid listings prohibit the use of particular words or terms, we have in the past, and may again in the future, be required to increase our marketing expenses or reduce the number or prominence of these paid listings. If we reduce our internet search engine advertising, the number of customers who visit our websites could decline significantly. Additionally, changes in regulations or the business practices of third parties could limit our ability and the ability of search engines and social media platforms, including Google and Meta Platforms, to collect data from users and engage in targeted advertising, making them less effective in disseminating our advertisements to our target customers. The regulation of the use of cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such practices could adversely affect our business.
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
Further, on July 9, 2024, we announced the appointment of Jeff Stibel as our new Chief Executive Officer, effective immediately. If we are unable to manage this leadership transition successfully, our ability to operate our business effectively may be impaired.
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
Our business and success depend in part on our strategic relationships with third parties, including our partner ecosystem, and our business may be harmed if we fail to maintain or expand these relationships
We depend on, and anticipate we will continue to depend on, various third-party relationships to sustain and grow our business. For example, we currently partner with a variety of third-parties to provide website development, credit card and banking services, productivity tools and business insurance, among others. Our sales and our customers’ user experience depend on our ability to connect and integrate easily to such third party solutions. We have in the past and may in the future determine to exit certain partnership relationships. We may also fail to retain and expand partnership relationships for many reasons, including third parties’ failure to maintain, support, or secure their technology platforms in general, restrictions imposed by regulatory compliance, and our integrations in particular. Terminations of partnership relationships, whether voluntary or involuntary, have in the past and could again in the future harm our relationship with our customers, our reputation and brand, our business and results of operations, and our future prospects.
As we seek to add different types of partners to our partner ecosystem, it is uncertain whether these third parties will be successful in building integrations, co-marketing our solutions to provide a significant volume and quality of lead referrals and orders, or continuing to work with us as their own products evolve. Identifying and negotiating new and expanded partner relationships requires significant resources and we cannot guarantee that the parties with which we have relationships can or will continue to devote the resources necessary to operate and expand our platform. In addition, integrating third party technology can be complex, costly and time-consuming. Third parties may be unwilling to build integrations, and we may be required to devote additional resources to develop integrations for business applications on our own. The contracts applicable to third party development tools may be unfavorable and add costs or risks to our business or may require us to push additional contract terms to our customers that affect our relationship with our customers. Third parties we partner with, including providers of business applications with which we have integrations, may decide to compete with us or enter into arrangements with our competitors, resulting in such providers withdrawing support for our integrations. If we are unsuccessful in establishing or maintaining our relationships with third-parties, our ability to compete or our revenue, results of operations and future prospects may be adversely affected. Even if we are successful in establishing and maintaining these relationships with third parties, we cannot ensure that these relationships will result in increased usage of our platform or increased revenue. In addition, any failure of our solutions to operate effectively with these business applications could reduce the demand for our solutions and harm to our business and we may also be held responsible for obligations that arise from the actions or omissions of third parties. If we are unable to respond to these failures in a cost-effective manner, our solutions may become less marketable, less competitive or obsolete, and our results of operations may be negatively impacted.
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
Our focus on the long-term best interests of our company and our consideration of our stakeholders, more broadly, including our stockholders, customers, employees, and other stakeholders that we may identify from time to time, may conflict with short- or medium-term financial interests and business performance, which may negatively impact the value of our common stock
We believe that focusing on the long-term best interests of our company and our consideration of our stakeholders more broadly, including our stockholders, customers, employees, partners, the communities in which we operate, and other stakeholders we may identify from time to time, is essential to the long-term success of our company and to long-term stockholder value. Therefore, we have made decisions, and may in the future make decisions, that we believe are in the long-term best interests of our company and our stockholders, even if such decisions may negatively impact the short- or medium-term performance of our business, results of operations, and financial condition or the short- or medium-term performance of our common stock. For example, we recently announced updated strategic execution priorities which we believe will increase the predictability of our business, improve operational efficiencies and margins, and help us accelerate and sustain growth at scale but which may result in short-term impacts to our business and financial results. Our commitment to pursuing long-term value for our company and our stockholders, potentially at the expense of short- or medium-term performance, may materially adversely affect the trading price of our common stock, including by making owning our common stock less appealing to investors who are focused on returns over a shorter time horizon. Our decisions and actions in pursuit of long-term success and long-term stockholder value, which may include changes to our platform to enhance the experience of our customers, partners and the communities in which we operate, enabling equitable access to legal and compliance services, investing in our relationships with our customers, partners, and employees, investing in and introducing new services, or changing our approach to working with local or national jurisdictions on laws and regulations governing our business, may not result in the long-term benefits that we expect, in which case our business, results of operations, financial condition and the trading price of our common stock could be materially adversely affected.
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
Risks Relating to Our Financial Condition, Indebtedness and Capital Requirements
Our results of operations may not immediately reflect downturns or upturns in sales because we recognize revenue from our customers over the term of their paid subscriptions with us
We recognize revenue from paid subscriptions to our services over the respective term of the subscription period. For example, after a short introductory trial period, if any, subscribers can make a subscription commitment, with the upcoming subscription fee paid upon subscribing. As a result, much of our revenue is generated from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. Consequently, shortfalls in demand for our services or declines in new or renewed subscriptions in any one quarter have in the past had, and may again in the future have, a small impact on the revenue that we recognize for that quarter but negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and potential changes in our pricing policies or rate of customer expansion or retention may not be fully reflected in our results of operations until future periods. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the life of the subscription agreement. As a result, growth in the number of customers could continue to result in our recognition of higher costs and lower revenue in the earlier periods of our subscription agreements. Finally, our subscription-based revenue model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers and significant increases in the size of subscriptions with existing customers must be recognized over the applicable subscription term.
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
•our ability to successfully implement our updated strategic execution priorities;

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
A significant portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is performing well
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. At June 30, 2024, holders of approximately 65 million shares of our common stock, are entitled to rights pursuant to an investors’ rights agreement, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If one or more of these holders of our common stock sells a large number of shares by exercising their registration rights, it has in the past and may in the future adversely affect the market price for our common stock. In addition, if we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired.

Concentration of ownership of our common stock among our existing executive officers, directors and other affiliates may prevent new investors from influencing significant corporate decisions
Based upon shares of our common stock outstanding as of June 30, 2024, our executive officers, directors and other affiliates, in the aggregate, own shares representing approximately 20% of our outstanding common stock. If our executive officers, directors and affiliates acted together, they may be able to significantly influence matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.
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
The provisions would not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended. Furthermore, Section 22 of the Securities Act of 1933, as amended, or the Securities Act, creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the U.S. will be the exclusive forum for resolving any complaint asserting a cause or causes of action arising under the Securities Act, including all causes of action asserted against any defendant to such complaint.
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
In October 2023, our board of directors approved a new stock repurchase program authorizing us to repurchase up to $100.0 million of our common stock, with no fixed expiration. In May 2024, our board of directors approved a $75.0 million increase in the stock repurchase program, bringing the aggregate amount authorized to $175.0 million. Stock repurchases under this program may be made through any manner, including in open market transactions (including pursuant to Rule 10b5-1 plans), through accelerated stock repurchase agreements, or in privately negotiated transactions with third parties, and in such amounts as management deems appropriate. This program does not obligate us to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the discretion of our board of directors.
Stock repurchase activity during the three months ended June 30, 2024 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be purchased Under the Plans
April 1, 2024 through April 30, 2024	734,248	$12.31	734,248	$78,179,452
May 1, 2024 through May 31, 2024	8,116,190	$9.07	8,116,190	$79,577,080
June 1, 2024 through June 30, 2024	5,078,665	$8.38	5,078,665	$37,018,097
Total	13,929,103	$8.99	13,929,103
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None

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

10.1
Employment Agreement, by and between LegalZoom.com, Inc. and Jeffrey Stibel, dated July 9, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2024).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2024 were formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statement of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
______________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LegalZoom.Com, Inc.

Date: August 7, 2024	By:	/s/ Jeffrey Stibel
Jeffrey Stibel
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2024		/s/ Noel Watson
Noel Watson
Chief Financial Officer
(Principal Financial and Accounting Officer)