Form 10-Q
period 2024-09-30
LEGALZOOM.COM, INC.
filed 2024-11-06
CIK 1286139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No  ☒
As of November 1, 2024, the registrant had outstanding 172,822,210 shares of common stock, $0.001 par value per share, outstanding.

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

Part I
Item 1. Condensed Consolidated Financial Statements (Unaudited)
LegalZoom.com, Inc.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par values)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$112,477	$225,719
Accounts receivable, net of allowances of $3,015 and $4,906, respectively	11,518	11,738
Prepaid expenses and other current assets	20,491	15,159
Current assets held for sale	22,722	22,722
Total current assets	167,208	275,338
Property and equipment, net	59,692	48,232
Goodwill	63,318	63,318
Intangible assets, net	9,919	13,735
Operating lease right-of-use assets	7,352	8,518
Deferred income taxes	31,734	29,015
Available-for-sale debt securities	1,386	1,159
Other assets	8,232	8,503
Total assets	$348,841	$447,818
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$27,922	$32,282
Accrued expenses and other current liabilities	57,027	61,678
Deferred revenue	185,795	167,951
Operating lease liabilities	1,876	2,052
Total current liabilities	272,620	263,963
Operating lease liabilities, non-current	6,171	6,966
Deferred revenue	427	490
Other liabilities	9,485	7,565
Total liabilities	$288,703	$278,984
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000 shares authorized at September 30, 2024 and December 31, 2023, none issued or outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 1,000,000 shares authorized; 173,174 shares and 188,538 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	174	189
Additional paid-in capital	1,140,852	1,101,474
Accumulated deficit	(1,079,917)	(933,061)
Accumulated other comprehensive (loss) income	(971)	232
Total stockholders’ equity	60,138	168,834
Total liabilities and stockholders’ equity	$348,841	$447,818
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$168,599	$167,274	$520,175	$502,064
Cost of revenue	54,715	59,213	186,708	183,356
Gross profit	113,884	108,061	333,467	318,708
Operating expenses:
Sales and marketing	46,287	51,071	160,170	164,746
Technology and development	23,179	21,491	72,934	61,074
General and administrative	28,149	25,243	77,893	78,683
Total operating expenses	97,615	97,805	310,997	304,503
Income from operations	16,269	10,256	22,470	14,205
Interest expense	(72)	(68)	(245)	(239)
Interest income	1,345	2,691	6,547	6,596
Other income (expense), net	1,741	(882)	1,845	436
Income before income taxes	19,283	11,997	30,617	20,998
Provision for income taxes	8,232	4,463	13,508	14,427
Net income	$11,051	$7,534	$17,109	$6,571
Net income per share — basic:	$0.06	$0.04	$0.09	$0.03
Net income per share — diluted:	$0.06	$0.04	$0.09	$0.03
Weighted-average shares used to compute net income per share — basic:	174,862	191,033	182,551	191,222
Weighted-average shares used to compute net income per share — diluted:	176,353	197,454	185,374	194,953
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$11,051	$7,534	$17,109	$6,571
Other comprehensive (loss) income, net of tax:
Change in foreign currency translation adjustments	(1,649)	980	(1,357)	(187)
Change in available-for-sale debt securities due to unrealized gains	—	173	154	173
Total other comprehensive (loss) income	(1,649)	1,153	(1,203)	(14)
Total comprehensive income	$9,402	$8,687	$15,906	$6,557
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	188,538	$189	$1,101,474	$(933,061)	$232	$168,834
Issuance of common stock upon exercise of stock options	161	—	82	—	—	82
Issuance of common stock upon vesting of restricted stock awards	2,236	2	(2)	—	—	—
Shares surrendered for settlement of minimum statutory tax withholdings	(888)	—	(9,564)	—	—	(9,564)
Stock-based compensation	—	—	16,273	—	—	16,273
Repurchased common stock	(1,172)	(1)	—	(12,758)	—	(12,759)
Other comprehensive income	—	—	—	—	296	296
Net income	—	—	—	4,744	—	4,744
Balance at March 31, 2024	188,875	$190	$1,108,263	$(941,075)	$528	$167,906
Issuance of common stock upon exercise of stock options and ESPP	309	—	1,733	—	—	1,733
Issuance of common stock upon vesting of restricted stock awards	1,338	1	(1)	—	—	—
Shares surrendered for settlement of minimum statutory tax withholdings	(485)	—	(4,595)	—	—	(4,595)
Stock-based compensation	—	—	20,542	—	—	20,542
Repurchased common stock	(13,929)	(14)	—	(125,185)	—	(125,199)
Stock repurchase excise tax	—	—	—	(1,089)	—	(1,089)
Other comprehensive income	—	—	—	—	150	150
Net income	—	—	—	1,314	—	1,314
Balance at June 30, 2024	176,108	$177	$1,125,942	$(1,066,035)	$678	$60,762
Issuance of common stock upon exercise of stock options	97	—	47	—	—	47
Issuance of common stock upon vesting of restricted stock awards	1,159	1	(1)	—	—	—
Shares surrendered for settlement of minimum statutory tax withholdings	(421)	—	(2,387)	—	—	(2,387)
Stock-based compensation	—	—	17,251	—	—	17,251
Repurchased common stock	(3,769)	(4)	—	(24,727)	—	(24,731)
Stock repurchase excise tax	—	—	—	(206)	—	(206)
Other comprehensive loss	—	—	—	—	(1,649)	(1,649)
Net income	—	—	—	11,051	—	11,051
Balance at September 30, 2024	173,174	$174	$1,140,852	$(1,079,917)	$(971)	$60,138

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	190,822	$190	$1,032,550	$(891,862)	$1,497	$142,375
Issuance of common stock upon exercise of stock options	28	—	22	—	—	22
Issuance of common stock upon vesting of restricted stock awards	1,164	1	(1)	—	—	—
Stock-based compensation	—	—	17,378	—	—	17,378
Repurchased common stock	(771)	(1)	—	(6,767)	—	(6,768)
Other comprehensive loss	—	—	—	—	(631)	(631)
Net loss	—	—	—	(2,358)	—	(2,358)
Balance at March 31, 2023	191,244	$190	$1,049,948	$(900,987)	$866	$150,017
Issuance of common stock upon exercise of stock options and ESPP	362	—	2,951	—	—	2,951
Issuance of common stock upon vesting of restricted stock awards	661	1	(1)	—	—	—
Shares surrendered for settlement of minimum statutory tax withholdings	(232)	—	(2,469)	—	—	(2,469)
Stock-based compensation	—	—	20,031	—	—	20,031
Repurchased common stock	(378)	—	—	(3,041)	—	(3,041)
Other comprehensive loss	—	—	—	—	(536)	(536)
Net income	—	—	—	1,395	—	1,395
Balance at June 30, 2023	191,657	$191	$1,070,461	$(902,633)	$330	$168,349
Issuance of common stock upon exercise of stock options	326	—	3,011	—	—	3,011
Issuance of common stock upon vesting of restricted stock awards	824	1	(1)	—	—	—
Shares surrendered for settlement of minimum statutory tax withholdings	(312)	—	(3,884)	—	—	(3,884)
Stock-based compensation	—	—	16,635	—	—	16,635
Repurchased common stock	(4,719)	(5)	—	(45,159)	—	(45,164)
Stock repurchase excise tax	—	—	—	(292)	—	(292)
Other comprehensive income	—	—	—	—	1,153	1,153
Net income	—	—	—	7,534	—	7,534
Balance at September 30, 2023	187,776	$187	$1,086,222	$(940,550)	$1,483	$147,342
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income	$17,109	$6,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,291	18,061
Amortization of right-of-use assets	1,848	2,011
Amortization of debt issuance costs	170	170
Stock-based compensation	49,486	51,005
Deferred income taxes	(741)	10,818
Change in fair value of contingent consideration	—	(836)
Unrealized foreign exchange (gain) loss	(1,277)	(179)
Other	49	(39)
Changes in operating assets and liabilities:
Accounts receivable	220	(946)
Prepaid expenses and other current assets	(5,321)	(785)
Other assets	58	345
Accounts payable	(3,736)	5,992
Accrued expenses and other liabilities	(6,175)	(992)
Operating lease liabilities	(1,654)	(1,723)
Income tax payable	(52)	16
Deferred revenue	17,778	12,325
Net cash provided by operating activities	93,053	101,814
Cash flows from investing activities
Purchase of property and equipment	(28,989)	(23,220)
Other	—	38
Net cash used in investing activities	(28,989)	(23,182)
Cash flows from financing activities
Repayment of capital lease obligations	(19)	(27)
Repurchase of common stock	(161,959)	(54,873)
Shares surrendered for settlement of minimum statutory tax withholding	(17,216)	(6,353)
Proceeds from issuance of stock under employee stock plans	1,862	5,690
Net cash used in financing activities	(177,332)	(55,563)
Effect of exchange rate changes on cash and cash equivalents	26	(4)
Net (decrease) increase in cash and cash equivalents	(113,242)	23,065
Cash and cash equivalents, at beginning of the period	225,719	189,082
Cash and cash equivalents, at end of the period	$112,477	$212,147
Non-cash operating, investing, and financing activities:
Accrued stock repurchase excise tax	$1,295	$292
Receivable from issuance of stock under employee stock plans	—	295
Accrued stock repurchase costs	754	—
Purchase of property and equipment included in accounts payable and accrued expenses and other current liabilities	1,971	1,548
Capitalized stock-based compensation	4,580	3,039
Right-of-use assets under operating leases	682	—
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
We are a provider of services that meet the legal needs of small businesses and consumers. Our position at business inception allows us to become a trusted business advisor, supporting the evolving needs of a new business across its lifecycle, and we have expanded our platform to include professional expertise and other products, both legal and non-legal, to better meet the needs of small businesses. Along with business formation, our offerings include ongoing compliance, business licenses, accounting, virtual mailbox and e-signature solutions, trademark filings, and estate plans. Additionally, we have insights into our customers and leverage our offerings as a channel to introduce small businesses to leading brands in our partner ecosystem, solving even more of their business needs.
Note 2. Summary of Significant Accounting Policies
A summary of the significant accounting policies we follow in the preparation of the accompanying unaudited condensed consolidated financial statements is set forth below.
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2023. The December 31, 2023 unaudited condensed consolidated balance sheet was derived from our audited consolidated financial statements as of that date. Our unaudited condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the unaudited condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. There have been no significant changes in accounting policies during the nine months ended September 30, 2024 from those disclosed in the audited consolidated financial statements for the year ended December 31, 2023 and the related notes, except as noted below under Recently Adopted Accounting Pronouncements.
The operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results expected for the full year ending December 31, 2024.
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
Revenue outside of the U.S., based on the location of the customer, represented less than 1% of our unaudited consolidated revenue for the three and nine months ended September 30, 2024 and 2023. Our property and equipment and right-of-use, or ROU, assets located outside of the U.S. were immaterial as of September 30, 2024 and December 31, 2023.
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
Due to a large and diverse customer base, no individual customer represented more than 10% of our total revenue for the three and nine months ended September 30, 2024 and 2023. At September 30, 2024 and December 31, 2023, there were no customers with an outstanding balance of 10% or more of our total accounts receivable balance.
Accounts Receivable and Allowance for Credit Losses
Our accounts receivable balances, which are not collateralized and do not bear interest, primarily consist of amounts receivable from our credit and debit card merchant processors, customer receivables, and fees due from third-parties for services purchased by our customers from such third-parties. We reduce our accounts receivable for sales allowances and a reserve for potentially uncollectible receivables. We determine the amount of the allowances based on various factors, including historical collection experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect our ability to collect from customers. Account balances are charged off against the allowance when we determine that it is not probable we will collect the receivable. At September 30, 2024 and December 31, 2023 the allowance for credit losses was not material.
Investments in Other Equity Securities
We hold an equity investment in LawPath, Pty Ltd, or LawPath, an Australian proprietary limited company that provides an online legal platform to individuals and small and medium sized businesses. At both September 30, 2024 and December 31, 2023, the carrying amount of our investment in LawPath was $4.4 million. The investment in LawPath does not have a readily determinable fair value.
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
Our transaction and subscription revenue is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Transaction	$57,879	$61,967	$192,733	$195,857
Subscription	110,720	105,307	327,442	306,207
Total revenue	$168,599	$167,274	$520,175	$502,064
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
In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements, which amends certain provisions of Accounting Standard Codification, or ASC, 842 related to the accounting for leasehold improvements in common-control arrangements. ASU 2023-01 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. We early adopted ASU 2023-01 effective January 1, 2023. The adoption of this accounting standard did not have a material impact on our consolidated financial statements.
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
In July 2023, the FASB issued ASU 2023-03 to amend various paragraphs in ASC to align with the previously issued SEC guidance. ASU 2023-03 did not provide any new guidance, and there is no transition or effective date associated with it resulting in the ASU 2023-03 being effective upon issuance. Consequently, the adoption of this accounting standard did not have a material impact on our consolidated financial statements.
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
Note 3. Other Financial Statement Information
Accounts Receivable
Changes in the allowances consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$3,776	$5,734	$4,906	$4,730
Add: amounts recognized as a reduction of revenue	2,010	1,271	5,298	7,349
Add: allowance for credit losses recognized in general and administrative expense	23	493	5	981
Less: write-offs, net of recoveries	(2,794)	(1,795)	(7,194)	(7,357)
Ending balance	$3,015	$5,703	$3,015	$5,703
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
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Prepaid expenses	$8,683	$10,423
Deferred cost of revenue	2,827	1,678
Capitalized cloud computing development costs	1,467	1,085
Income tax receivable	5,815	35
Other current assets	1,699	1,938
Total prepaid expenses and other current assets	$20,491	$15,159

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued payroll and related expenses	$26,343	$33,635
Accrued vendor payables	15,561	11,223
Sales allowances	2,890	3,412
Accrued sales, use and business taxes	6,103	9,795
Other	6,130	3,613
Total accrued expenses and other current liabilities	$57,027	$61,678
Depreciation and Amortization
Depreciation and amortization expense of our property and equipment, including capitalized internal-use software, and intangible assets consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$4,828	$3,307	$13,913	$8,940
Sales and marketing	960	1,400	2,648	4,011
Technology and development	2,150	1,168	5,468	2,867
General and administrative	1,257	780	3,262	2,243
Total depreciation and amortization expense	$9,195	$6,655	$25,291	$18,061
Deferred revenue
Deferred revenue as of September 30, 2024 and December 31, 2023 was $186.2 million and $168.4 million, respectively. Revenue recognized in the three months ended September 30, 2024 and 2023 that was included in deferred revenue as of June 30, 2024 and 2023 was $90.4 million and $86.5 million, respectively. Revenue recognized in the nine months ended September 30, 2024 and 2023 that was included in deferred revenue as of December 31, 2023 and 2022 was $159.1 million and $154.6 million, respectively.
We have omitted disclosure on the transaction price allocated to remaining performance obligations and the estimated timing of revenue recognition, as our contracts with customers that have a duration of more than one year are immaterial.
Note 4. Assets Held for Sale
During the quarter ended September 30, 2022, following an evaluation of our office space and business requirements, we commenced a plan to sell our operational headquarters in Austin, Texas, consisting of land, a building and building improvements, and determined that these assets met the held for sale criteria. We ceased recording depreciation on these assets upon meeting the held for sale criteria. At September 30, 2024, the total carrying value of the assets held for sale remains at $22.7 million as follows (in thousands):

September 30, 2024
Land	$6,400
Building and building improvements	16,322
Total assets held for sale	$22,722
The estimated fair value less costs to sell the assets held for sale exceed their carrying values and hence no impairment was necessary during the quarter ended September 30, 2024.

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
The 2021 Revolving Facility requires compliance with a total net first lien leverage ratio not to exceed 4.50 to 1.00, or the Financial Covenant. The Financial Covenant will be tested at quarter-end only if the total principal amount of all revolving loans, swingline loans and drawn letters of credit that have not been reimbursed exceeds 35% of the total commitments under the 2021 Revolving Facility on the last day of such fiscal quarter.
At September 30, 2024 and December 31, 2023, we had no amounts outstanding under our 2021 Revolving Facility or any outstanding letters of credit and we were in compliance with all financial covenants.
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

Note 7. Stockholders’ Equity
Stock Repurchase Program
In October 2023, our board of directors approved a stock repurchase program authorizing repurchases of up to $100.0 million of our common stock, with no fixed expiration. In May 2024, our board of directors approved a $75.0 million increase in the stock repurchase program, bringing the aggregate amount authorized to $175.0 million. In November 2024, our board of directors approved an additional $40.0 million increase in the stock repurchase program, bringing the aggregate amount authorized to $215.0 million. Under this program, we are authorized to repurchase our common stock through any manner, including open market transactions, accelerated stock repurchase agreements, or privately negotiated transactions with third parties, and in such amounts as management deems appropriate. Open market repurchases may be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our shares of common stock under this authorization. This program does not obligate us to repurchase any particular amount of common stock and may be modified, suspended or terminated at any time at the discretion of our board of directors. Shares repurchased under our stock repurchase program are purchased for immediate retirement.
During the three months ended September 30, 2024, using Rule 10b5-1 plans, we repurchased a total of 3.8 million shares of our common stock through open market purchases at an average per share price of $6.56 for a total repurchase of $24.7 million including broker commissions. During the nine months ended September 30, 2024, using Rule 10b5-1 plans, we repurchased a total of 18.9 million shares of our common stock through open market purchases at an average per share price of $8.62 for a total repurchase of $162.7 million including broker commissions. The repurchases were recorded as a reduction to stockholders' equity. Prior to the increase in the stock repurchase authorization in November 2024, approximately $12.3 million remained available for future repurchases under the stock repurchase program as of September 30, 2024.
The Inflation Reduction Act of 2022, enacted in August 2022, imposed a 1% non-deductible excise tax on net repurchases of shares by domestic corporations whose stock is traded on an established securities market. Consequently, this excise tax is applicable to shares of stock repurchased pursuant to our stock repurchase program beginning in 2023 and represents a cost of the repurchases of our common stock. We have recognized a $1.3 million excise tax liability as of September 30, 2024 because the fair market value of stock repurchases exceeded the fair market value of stock issuances during the nine months ended September 30, 2024.
Note 8. Stock-based Compensation
Stock-based Compensation Expense
We recorded stock-based compensation expense in the following categories in the accompanying unaudited condensed consolidated statements of operations and balance sheets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$1,165	$1,115	$4,505	$3,094
Sales and marketing	1,864	1,623	5,349	4,602
Technology and development	6,179	4,706	18,407	13,901
General and administrative	6,507	8,138	21,225	29,408
Total stock-based compensation expense	15,715	15,582	49,486	51,005
Amount capitalized to internal-use software	1,536	1,054	4,580	3,039
Total stock-based compensation	$17,251	$16,636	$54,066	$54,044
Restricted and Performance Stock Units
During the nine months ended September 30, 2024, we granted 8.8 million restricted stock units, or RSUs, with a total grant date fair value of $94.6 million to various employees. RSUs are measured based on the fair market value of the underlying stock on the date of grant and recognized as expense over the requisite service period.
During the nine months ended September 30, 2024, we granted 2.5 million RSUs with a performance condition, or PSUs, to members of our senior leadership team. Vesting of the PSUs is contingent upon the recipient’s continuous employment over the requisite service period and is subject to fulfillment by the Company of a predefined profitability target during the performance period. The number of PSUs subject to vesting is determined at the end of the performance period and may equal zero percent (0%) to two hundred percent (200%) of the target award. If the performance criteria are achieved, one third of the PSUs will vest on the date the compensation committee of the board of directors certifies achievement of the performance criteria, and the remaining awards will vest quarterly thereafter through February 2027. These PSU awards also include a modifier to the total number of shares earned based on the Company’s total shareholder return, or TSR, compared to the TSR of the Nasdaq Composite Index during the performance period. The total number of shares issued pursuant to the PSU award may be increased, decreased, or remain unchanged based on the TSR modifier. The TSR modifier applicable to the PSUs is considered a market condition and therefore is reflected in the respective grant-date fair values of the awards. A Monte Carlo simulation was used to account for this market condition in the grant-date fair value of the awards. Expense related to the PSUs is recognized over the employee’s requisite service period using graded vesting attribution method to the extent it is probable that the performance conditions will be achieved. We recognized $2.9 million and $6.4 million in stock-based compensation expense during the three and nine months ended September 30, 2024, respectively, related to these awards.
The assumptions that were used to calculate the grant-date fair value of our PSU grants during the nine months ended September 30, 2024 using a Monte Carlo simulation model were as follows:

Nine Months Ended September 30,
2024
Expected life (years)	0.4-0.8
Risk-free interest rate	5.2%-5.4%
Expected volatility	47.4%-66.1%
Expected dividend yield	—
In July 2024, we granted 2.7 million RSUs with a market vesting condition. Vesting of this award is contingent upon the recipient’s continuous employment over the requisite service period and is subject to achievement of predetermined stock price targets during a five-year performance period. Achievement of the predetermined stock price targets is measured based on a 45-trading day volume weighted-average closing price of our common stock, subject to a 44-day extension in certain circumstances. The number of RSUs subject to vesting during the performance period may equal zero percent (0%) to two hundred percent (200%) of the target award. Upon the achievement of a stock price target during the performance period, one-half of the eligible RSUs will vest on the date the compensation committee of the board of directors certifies achievement of the stock price target and the other half will vest one year from such date, subject to the recipient’s continued employment through the vesting date. We recognized $2.4 million in stock-based compensation expense during the three and nine months ended September 30, 2024 related to these awards.
The assumptions that were used to calculate the grant-date fair value of the RSUs with a market vesting condition during the nine months ended September 30, 2024 using a Monte Carlo simulation model were as follows:

Nine Months Ended September 30,
2024
Expected life (years)	5
Risk-free interest rate	4.2%
Expected volatility	59.4%
Expected dividend yield	—
Note 9. Income Taxes
We recorded a provision for income taxes of $8.2 million and $13.5 million for the three and nine months ended September 30, 2024, respectively. We recorded a provision for income taxes of $4.5 million and $14.4 million for the three and nine months ended September 30, 2023, respectively. The effective tax rate for the three months ended September 30, 2024 and 2023 was 43% and 37%, respectively. The effective tax rate for the nine months ended September 30, 2024 and 2023 was 44% and 69%, respectively. The difference from the federal statutory rate of 21% is primarily due to the recognition of significant non-deductible stock-based compensation and other discrete adjustments.
Gross unrecognized tax benefits were $13.0 million and $11.5 million as of September 30, 2024 and December 31, 2023, respectively. The gross unrecognized tax benefits, if recognized by us, will result in a reduction of approximately $13.0 million, excluding interest and penalties, to the provision for income taxes, thereby favorably impacting our effective tax rate. Our policy is to recognize interest and penalties related to income tax matters in income tax expense. For the periods presented, interest and penalties related to income tax positions were not material to our unaudited condensed consolidated financial statements.
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
Note 10. Net Income Per Share
The following table shows the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income	$11,051	$7,534	$17,109	$6,571
Denominator:
Weighted-average common stock used in computing net income per share — basic	174,862	191,033	182,551	191,222
Effect of potentially dilutive securities
Options to purchase common stock	114	2,699	986	1,347
RSUs	1,377	3,702	1,827	2,372
Employee stock purchase plan	—	20	10	12
Weighted-average common stock used in computing net income per share — diluted	176,353	197,454	185,374	194,953
Net income per share — basic	$0.06	$0.04	$0.09	$0.03
Net income per share — diluted	$0.06	$0.04	$0.09	$0.03
The following table presents the number of stock options, RSUs, and PSUs excluded from the calculation of diluted net income per share because they are anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Options to purchase common stock	17,443	3,661	10,308	11,752
RSUs	17,224	3,873	10,798	6,896
Employee stock purchase plan	108	—	48	48
Total	34,775	7,534	21,154	18,696
Note 11. Restructuring
From time to time, we initiate cost reduction activities to integrate acquired businesses, to align our workforce with strategic business activities, or to improve efficiencies in our operations. In August 2024, we committed to a restructuring plan resulting in a reduction of our global workforce. During the three months ended September 30, 2024, we incurred $5.2 million in severance and other termination benefits in conjunction with the foregoing restructuring plan, which was substantially complete by September 30, 2024. During the three and nine months ended September 30, 2023, we incurred $0.1 million and $0.8 million, respectively, in severance costs related to the reduction of our U.K. headcount, which was substantially complete by December 31, 2023. Restructuring expenses include severance for the impacted employees and are included in general and administrative expenses in the accompanying unaudited condensed consolidated financial statements.
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
At September 30, 2024 and December 31, 2023, our financial assets recorded at fair value on a recurring basis consist of cash equivalents and available-for-sale debt securities. The cash equivalents consist of money market funds valued using quoted prices in active markets, which represents Level 1 inputs in the fair value hierarchy. The available-for-sale debt securities are valued using a Monte Carlo simulation, which include inputs that represent Level 3 inputs in the fair value hierarchy.
The carrying amounts of accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair values because of the short-term nature of these items.
The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	As of September 30, 2024
	Level 1	Level 2	Level 3
Available-for-sale debt securities	$—	$—	$1,386
Money market funds	95,485	—	—
Total assets	$95,485	$—	$1,386

	As of December 31, 2023
	Level 1	Level 2	Level 3
Available-for-sale debt securities	$—	$—	$1,159
Money market funds	208,970	—	—
Total assets	$208,970	$—	$1,159

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
Overview
LegalZoom is a leading online platform for business formation in the U.S. Our unique position at business inception allows us to become a trusted business advisor, supporting the evolving needs of a new business throughout its lifecycle, and we have expanded our platform to include professional expertise and other products, both legal and non-legal, to better meet the needs of small businesses. Driven by a mission to unleash entrepreneurship, we deliver comprehensive legal, accounting and compliance products and expertise for small business owners through easy-to-use technology. We operate across all 50 states and in over 3,000 counties in the U.S., with over two decades of experience in simplifying the legal and compliance process for our customers and empowering entrepreneurs to make their dream a reality.
Updates to Strategic Execution Priorities
We are focused on three priority areas in the near term as we continue to execute on our strategic pillars of scaling the business, building the ecosystem and integrating experts. We believe that this focus will increase the predictability of our business, improve operational efficiencies and margins, and help us accelerate and sustain growth at scale.
Optimizing Our Subscription Business. We intend to prioritize our subscription products over our transaction products in order to focus on customer lifetime value and to help accelerate and sustain our subscription revenue over the long term. Our goal is for customers to grow their use of our platform as their businesses evolve and that, in turn, customers increase their cumulative spend with us over time. Our subscription revenue growth rate has decelerated in recent periods. As a result, we are evaluating ways to better reorient our products towards subscription offerings, including revisiting certain of our historical transaction offerings, such as our business license offering and our free business formation, as we have in the past experienced soft retention rates from our freemium customers. We are also continuing to optimize our product line-up with the goal of improving the quality of our subscriber base as we seek to increase customer lifetime value. This includes enhancing the value of our subscription products and increasing the price of our offerings to better reflect the value we believe we provide.
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
We are continuing to evaluate the ways we commercialize and deliver our tax and bookkeeping solutions. While we continue to serve our existing tax subscribers, we have paused offering our tax solutions to new subscribers. We expect this shift in our tax strategy to result in a subscription revenue headwind throughout the remainder of 2024 and into 2025.
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
Key Factors Affecting Our Performance
We believe that our future performance will depend on many factors, including the following:
•Macroeconomic factors. Adverse changes in general macroeconomic, political, regulatory and market conditions can negatively impact consumer spending patterns, the success of existing small businesses and the rate of new small business formations. We believe downward macroeconomic pressure contributed to the increase in corporate dissolutions and the deceleration in business formations that we experienced in the nine months ended September 30, 2024, which, in turn, negatively impacted our ability to upsell and retain our customers. While we continue to actively monitor the impacts of the evolving macroeconomic environment on all aspects of our business, we expect the macroeconomic environment to remain challenging throughout the remainder of 2024.
•Our share of business formations. In the three and nine months ended September 30, 2024 and 2023, business formations represented the largest share of our total transaction orders. Business formations act as an entrance point for many customers to the LegalZoom ecosystem, where they then often purchase a mix of transaction and subscription offerings alongside and after the initial formation transaction. As a result, our operating results depend on the continuation of new business formations in the U.S. and even more so, on our ability to increase our share of these formations.
•Ability to enhance customer lifetime value. Our future performance depends on our ability to integrate new products and services into our LegalZoom ecosystem and to increase recurring revenue through subscription offerings. As we continue to test new and existing products and services in order to optimize our core product line-up, including converting certain transaction offerings to subscription offerings and testing various commercialization strategies for those offerings, we have experienced and we expect to continue to experience increased volatility across our key business metrics. In addition, in an effort to enhance customer lifetime value, we intend to continue to invest in improving our customer experience, which includes investments in our educational content and improving our website and mobile experience.
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
The below table sets forth the number of business formations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Number of business formations	113	137	386	468
We experienced an 18% decrease in business formation transactions during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 due to a combination of a challenging macroeconomic environment and a reduction in customer acquisition marketing spend. For the nine months ended September 30, 2024, we experienced an 18% year-over-year decrease in business formation transactions, primarily driven by a challenging macroeconomic environment and the exit of certain partner channel relationships in the third quarter of 2023. Overall U.S. business formations declined by 9% and 5%, respectively, during the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023 based on a review of U.S. Census data revealing new applications for EINs.
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
The below table sets forth the number of transactions for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Number of transactions	255	237	883	828
We experienced an 8% and 7% increase in the number of transactions during the three and nine months ended September 30, 2024, respectively, compared to the three and nine months ended September 30, 2023. The increase in the number of transactions during both the three and nine months ended September 30, 2024 resulted primarily from the introduction of our beneficial ownership information report product in December 2023, and to a lesser extent an increase in other small business related transactions, including annual reports and corporate dissolutions. These increases were partially offset by the decreases in business formations discussed above.
Average order value
We define average order value for a given period as total transaction revenue divided by total number of transactions in such period. We consider average order value to be an important metric given that it indicates how much customers are spending on average on our platform per transaction.
The below table sets forth the average order value for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Average order value	$227	$262	$218	$236
Average order value decreased 13% and 8% for the three and nine months ended September 30, 2024, respectively, compared to the three and nine months ended September 30, 2023. The decreases in average order value were primarily driven by a higher mix of lower priced small business related transactions, including beneficial ownership information reports, and a reduction in fees earned from third-party providers from leads generated for such providers through our online platform.
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
The below table sets forth the number of subscription units as of September 30, 2024 and 2023:

	As of September 30,
	2024	2023
	(in thousands)
Number of subscription units	1,717	1,568
We achieved 10% growth in subscription units from September 30, 2023 to September 30, 2024, primarily driven by an increase in forms and e-signature and accounting solutions subscriptions resulting from bundling of these products into certain business formation offerings, as well as an increase in virtual mail subscriptions and commercializing our business licenses product as a subscription. This growth in subscription units as of September 30, 2024 was partially offset by a decline in registered agent and compliance subscriptions driven by the exit of certain channel partner relationships in the third quarter of 2023.
On a sequential basis, the number of subscription units as of September 30, 2024 increased 7% from 1,609 thousand units as of June 30, 2024.
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
The below table sets forth ARPU as of September 30, 2024 and 2023:

	As of September 30,
	2024	2023
Average revenue per subscription unit	$264	$267
ARPU declined 1% as of September 30, 2024 compared to September 30, 2023 driven primarily by pricing changes to our compliance related subscriptions and virtual mail subscription. ARPU as of September 30, 2024 decreased 3% sequentially compared to June 30, 2024.
Annual small business retention rate
We define annual small business retention rate as the percentage of small business subscription units active as of the last day of the quarter one year ago that were still active subscriptions 12 months later. Small business subscription units represent our subscriptions targeted at our small business customers and include subscriptions for our registered agent and compliance services, our tax solution, our small business legal advisory plan and subscriptions acquired through our purchase of Earth Class Mail and Revvsales Inc., and exclude subscriptions from our enterprise customers, our prior operations in the U.K. and our consumer legal advisory plan. Annual small business retention rate includes both monthly and annual subscription units and reflects all subscription unit attrition, including as a result of actual business failures of certain of our customers. Our annual small business retention rate as of September 30, 2024 was approximately 64%.
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
Gross profit and gross margin
Gross profit, or revenue less cost of revenue, and gross margin, or gross profit as a percentage of revenue, have been and will continue to be affected by various factors, primarily the mix between transaction and subscription revenue. Our long-term gross margin expansion is also expected to be driven by automation improvements and digitization efforts. Further, our acquisitions of other companies have negatively impacted our gross margin in the past, and any such future acquisitions could have a similar effect. Our gross margin could fluctuate from period to period due to fulfillment rates and seasonality.

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
Results of Operations
The following table sets forth our consolidated statement of operations data for each of the periods indicated. The period-to-period comparison of financial results should not be considered as a prediction or indicative of our future results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Revenue	$168,599	$167,274	$520,175	$502,064
Cost of revenue(1)(2)	54,715	59,213	186,708	183,356
Gross profit	113,884	108,061	333,467	318,708
Operating expenses:
Sales and marketing(1)(2)	46,287	51,071	160,170	164,746
Technology and development(1)(2)	23,179	21,491	72,934	61,074
General and administrative(1)(2)	28,149	25,243	77,893	78,683
Total operating expenses	97,615	97,805	310,997	304,503
Income from operations	16,269	10,256	22,470	14,205
Interest expense	(72)	(68)	(245)	(239)
Interest income	1,345	2,691	6,547	6,596
Other income (expense), net	1,741	(882)	1,845	436
Income before income taxes	19,283	11,997	30,617	20,998
Provision for income taxes	8,232	4,463	13,508	14,427
Net income	$11,051	$7,534	$17,109	$6,571
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue	$1,165	$1,115	$4,505	$3,094
Sales and marketing	1,864	1,623	5,349	4,602
Technology and development	6,179	4,706	18,407	13,901
General and administrative	6,507	8,138	21,225	29,408
Total stock-based compensation expense	$15,715	$15,582	$49,486	$51,005
For additional information regarding stock-based compensation, refer to Note 8 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

(2)Includes depreciation and amortization expense for our property and equipment, including capitalized internal-use software and intangible assets as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Cost of revenue	$4,828	$3,307	$13,913	$8,940
Sales and marketing	960	1,400	2,648	4,011
Technology and development	2,150	1,168	5,468	2,867
General and administrative	1,257	780	3,262	2,243
Total depreciation and amortization expense	$9,195	$6,655	$25,291	$18,061
Comparison of the Three Months Ended September 30, 2024 and 2023
Revenue

	Three Months Ended September 30,
	2024	2023	$ change	% change
	(in thousands, except percentages)
Revenue by type(1)
Transaction	$57,879	$61,967	$(4,088)	(7%)
Subscription	110,720	105,307	5,413	5%
Total revenue	$168,599	$167,274	$1,325	1%
(1)     Beginning in the fourth quarter of 2023, we no longer present partner revenue on a standalone basis and partner revenue is now included within transaction and subscription revenue. This change had no impact on total revenue. Prior period disclosures and amounts have been conformed to the current period presentation.
The increase in total revenue for the three months ended September 30, 2024 was primarily driven by an increase in subscription revenue. Subscription revenue was 66% and 63% of total revenue for the three months ended September 30, 2024 and 2023, respectively, and transaction revenue was 34% and 37% of total revenue for the three months ended September 30, 2024 and 2023, respectively.
Transaction revenue declined 7% year-over-year for the three months ended September 30, 2024 primarily due to an 18% decline in business formations, partially offset by the introduction of our beneficial ownership information report product.
Subscription revenue increased 5% year-over-year for the three months ended September 30, 2024 primarily due to our compliance related subscriptions and legal advisory subscriptions, partially offset by the pausing of new customer acquisition for our tax offering and the exit of certain channel partner relationships.
Cost of revenue

	Three Months Ended September 30,
	2024	2023	$ change	% change
	(in thousands, except percentages)
Cost of revenue	$54,715	$59,213	$(4,498)	(8%)
Cost of revenue for the three months ended September 30, 2024 decreased by $4.5 million mainly due to a $5.2 million reduction in filing fees and a $1.5 million decrease in payroll and related benefits, partially offset by a $1.5 million increase in depreciation and amortization expense. The decrease in filing fees was primarily driven by the decrease in business formations during the three months ended September 30, 2024 compared to the same period in 2023.
Gross profit

	Three Months Ended September 30,
	2024	2023	$ change	% change
	(in thousands, except percentages)
Gross profit	$113,884	$108,061	$5,823	5%
Gross profit for the three months ended September 30, 2024 increased by $5.8 million compared to three months ended September 30, 2023 due to a $1.3 million increase in revenue and a $4.5 million reduction in cost of revenue.
Sales and marketing

	Three Months Ended September 30,
	2024	2023	$ change	% change
	(in thousands, except percentages)
Sales and marketing	$46,287	$51,071	$(4,784)	(9%)
Sales and marketing expenses for the three months ended September 30, 2024 decreased by $4.8 million primarily due to a $4.0 million decrease in payroll and related benefits largely due to a reduction in sales and marketing headcount and a $1.5 million decrease in customer acquisition marketing spend. Customer acquisition marketing spend was $34.0 million and $35.4 million for the three months ended September 30, 2024 and 2023, respectively.
Technology and development

	Three Months Ended September 30,
	2024	2023	$ change	% change
	(in thousands, except percentages)
Technology and development	$23,179	$21,491	$1,688	8%
Technology and development expenses for the three months ended September 30, 2024 increased primarily due to an increase in payroll and related benefits largely due to increased technology and development headcount.
General and administrative

	Three Months Ended September 30,
	2024	2023	$ change	% change
	(in thousands, except percentages)
General and administrative	$28,149	$25,243	$2,906	12%
General and administrative expenses for the three months ended September 30, 2024 increased by $2.9 million mainly due to a $5.8 million increase in restructuring costs primarily related to the reduction of our U.S. headcount in August 2024, partially offset by a $1.6 million decrease in stock-based compensation expense and a $0.7 million decrease in consulting costs compared to the three months ended September 30, 2023.

Interest expense

	Three Months Ended September 30,
	2024	2023	$ change	% change
	(in thousands, except percentages)
Interest expense	$(72)	$(68)	$(4)	6%
Interest expense consists primarily of amortization of debt issuance costs related to our 2021 Revolving Facility.
Interest income

	Three Months Ended September 30,
	2024	2023	$ change	% change
	(in thousands, except percentages)
Interest income	$1,345	$2,691	$(1,346)	(50%)
The change in interest income was primarily due to interest income generated from our money market investments during the three months ended September 30, 2024.
Other income (expense), net

	Three Months Ended September 30,
	2024	2023	$ change	% change
	(in thousands, except percentages)
Other income (expense), net	$1,741	$(882)	$2,623	297%
The change in other (expense) income, net, between 2024 and 2023 was primarily due to changes in foreign currency movements related to our intercompany loans which were denominated in British Pound Sterling, or GBP.
Provision for income taxes

	Three Months Ended September 30,
	2024	2023	$ change	% change
	(in thousands, except percentages)
Provision for income taxes	$8,232	$4,463	$3,769	84%
Effective tax rate	43%	37%
There was a $3.8 million unfavorable change in the provision for income taxes for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The change was primarily due to an increase in pretax book income for the three months ended September 30, 2024.

Comparison of the Nine Months Ended September 30, 2024 and 2023
Revenue

	Nine Months Ended September 30,
	2024	2023	$ change	% change
	(in thousands, except percentages)
Revenue by type(1)
Transaction	$192,733	$195,857	$(3,124)	(2%)
Subscription	327,442	306,207	$21,235	7%
Total revenue	$520,175	$502,064	$18,111	4%
(1)     Beginning in the fourth quarter of 2023, we no longer present partner revenue on a standalone basis and partner revenue is now included within transaction and subscription revenue. This change had no impact on total revenue. Prior period disclosures and amounts have been conformed to the current period presentation.
The increase in total revenue for the nine months ended September 30, 2024 was primarily driven by an increase in subscription revenue. Subscription revenue was 63% and 61% of total revenue for the nine months ended September 30, 2024 and 2023, respectively, and transaction revenue was 37% and 39% of total revenue for the nine months ended September 30, 2024 and 2023, respectively.
Transaction revenue decreased 2% year-over-year for the nine months ended September 30, 2024 primarily due to an 18% decline in business formations and reduction in fees earned from third-party providers from leads generated from such providers through our online platform, partially offset by the introduction of our beneficial ownership information report product and an increase in other small business related transactions including annual reports and dissolutions.
Subscription revenue increased 7% year-over-year for the nine months ended September 30, 2024 primarily due to our compliance related subscriptions and legal advisory subscriptions, partially offset by the discontinuation of new customer acquisition for our tax offering and the exit of certain channel partner relationships.
Cost of revenue

	Nine Months Ended September 30,
	2024	2023	$ change	% change
	(in thousands, except percentages)
Cost of revenue	$186,708	$183,356	$3,352	2%
Cost of revenue for the nine months ended September 30, 2024 increased by $3.4 million mainly due to a $5.0 million increase in depreciation and amortization expense, a $3.9 million increase in payroll and related benefits, and a $1.4 million increase in stock-based compensation expense, partially offset by a $3.9 million decrease in filing fees and $3.9 million decrease in third-party staffing fees. The decrease in filing fees was primarily driven by the decrease in business formations during the nine months ended September 30, 2024 compared to the same period in 2023.

Gross profit

	Nine Months Ended September 30,
	2024	2023	$ change	% change
	(in thousands, except percentages)
Gross profit	$333,467	$318,708	$14,759	5%
The increase in gross profit was driven by an $18.1 million increase in revenue partially offset by a $3.4 million increase in cost of revenue.
Sales and marketing

	Nine Months Ended September 30,
	2024	2023	$ change	% change
	(in thousands, except percentages)
Sales and marketing	$160,170	$164,746	$(4,576)	(3%)
Sales and marketing expenses for the nine months ended September 30, 2024 decreased by $4.6 million primarily due to a $14.3 million reduction in payroll and related benefits due to a reduction in sales and marketing headcount, partially offset by a $9.4 million increase in customer acquisition marketing spend. Customer acquisition marketing spend was $121.7 million and $112.2 million for the nine months ended September 30, 2024 and 2023, respectively.
Technology and development

	Nine Months Ended September 30,
	2024	2023	$ change	% change
	(in thousands, except percentages)
Technology and development	$72,934	$61,074	$11,860	19%
Technology and development expenses for the nine months ended September 30, 2024 increased by $11.9 million primarily due to an increase in payroll and related benefits largely due to increased technology and development headcount.
General and administrative

	Nine Months Ended September 30,
	2024	2023	$ change	% change
	(in thousands, except percentages)
General and administrative	$77,893	$78,683	$(790)	(1%)
General and administrative expenses for the nine months ended September 30, 2024 decreased by $0.8 million primarily due to a $8.2 million decrease in stock-based compensation expense, partially offset by a $5.9 million increase in restructuring costs, a $1.0 million increase in depreciation and amortization expense, and a $0.6 million increase in consulting costs compared to the nine months ended September 30, 2023.

Interest expense

	Nine Months Ended September 30,
	2024	2023	$ change	% change
	(in thousands, except percentages)
Interest expense	$(245)	$(239)	$(6)	3%
Interest expense consists primarily of amortization of debt issuance costs related to our 2021 Revolving Facility.
Interest income, net

	Nine Months Ended September 30,
	2024	2023	$ change	% change
	(in thousands, except percentages)
Interest income	$6,547	$6,596	$(49)	(1%)
The change in interest income, net, was primarily due to interest income generated from our money market investments during the nine months ended September 30, 2024.
Other income (expense), net

	Nine Months Ended September 30,
	2024	2023	$ change	% change
	(in thousands, except percentages)
Other income (expense), net	$1,845	$436	$1,409	323%
The change in other (expense) income, net, between 2024 and 2023 was primarily due to changes in foreign currency movements related to our intercompany loans which were denominated in GBP.
Provision for income taxes

	Nine Months Ended September 30,
	2024	2023	$ change	% change
	(in thousands, except percentages)
Provision for income taxes	$13,508	$14,427	$(919)	(6%)
Effective tax rate	44%	69%
There was a $0.9 million favorable change in the provision for income taxes for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The change was primarily due to lower nondeductible stock-based compensation for the nine months ended September 30, 2024. This resulted in a lower effective tax rate.
Liquidity and Capital Resources
Overview
We fund our operations and capital expenditures from cash flows from operating activities. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes. At September 30, 2024, our principal sources of liquidity were cash and cash equivalents of $112.5 million, which consisted of cash on deposit with banks and money market funds, of which approximately $2.1 million related to our foreign subsidiaries. Our cash and cash equivalents decreased by $113.2 million from December 31, 2023 to September 30, 2024, primarily as a result of stock repurchases and purchases of property and equipment, partially offset by cash provided by operating activities during the nine months ended September 30, 2024.
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
In August 2024, we committed to a restructuring plan resulting in a reduction of our global workforce. As of September 30, 2024, we incurred $5.2 million in severance and other termination benefits in conjunction with the foregoing restructuring plan, which was substantially complete by September 30, 2024.
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
In October 2023, our board of directors approved a new stock repurchase program, pursuant to which our management is authorized to repurchase up to $100.0 million of shares of our common stock from time to time. In May 2024, our board of directors approved a $75.0 million increase in the stock repurchase program, bringing the aggregate amount authorized to $175.0 million. In November 2024, our board of directors approved an additional $40.0 million increase in the stock repurchase program, bringing the aggregate amount authorized to $215.0 million. Prior to the increase in the stock repurchase authorization in November 2024, approximately $12.3 million remained available for future repurchases of our common stock under the stock repurchase program as of September 30, 2024. For additional information regarding our stock repurchase program, refer to Note 7 to our unaudited condensed consolidated financial statements.
Borrowings
2021 Revolving Facility
On July 2, 2021, we entered into our 2021 Revolving Facility with JPMorgan Chase Bank, N.A., as the administrative agent. The 2021 Revolving Facility, as amended, provides for the issuance of up to $20.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, in an amount of up to $10.0 million. As of September 30, 2024, we had no borrowings outstanding and $150.0 million was available for use under our 2021 Revolving Facility.
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
We are required to pay a commitment fee in respect of unutilized commitments under the 2021 Revolving Facility. The commitment fee is, initially, 0.35% per annum. The commitment fee is subject to a reduction of 0.10% if the total net first lien leverage ratio does not exceed 3.50 to 1.00. We are also required to pay customary letter of credit fees and agency fees. As of September 30, 2024, the interest rate applicable to the 2021 Revolving Facility was subject to a 1.0% floor and was at a rate equal to the greatest of: (i) the administrative agent’s prime rate; (ii) the federal funds effective rate plus 1/2 of 1.0%; and (iii) the secured overnight financing rate, or SOFR, plus a 0.10% credit spread adjustment to the SOFR benchmark, or Adjusted Term SOFR, plus 1.0%; provided that if the Adjusted Term SOFR is less than zero, the Adjusted Term SOFR shall be deemed to be zero. The interest rate margins under the 2021 Revolving Facility are subject to a reduction of 0.25% and a further reduction of 0.25% if the total net first lien leverage ratio does not exceed 3.50 to 1.00 and 2.50 to 1.00, respectively.
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
The 2021 Revolving Facility requires compliance with a total net first lien leverage ratio not to exceed 4.50 to 1.00, or the Financial Covenant. The Financial Covenant will be tested at quarter-end only if the total principal amount of all revolving loans, swingline loans and drawn letters of credit that have not been reimbursed exceeds 35% of the total commitments under the 2021 Revolving Facility on the last day of such fiscal quarter.
Cash flows
The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$93,053	$101,814
Net cash used in investing activities	(28,989)	(23,182)
Net cash used in financing activities	(177,332)	(55,563)
Effect of exchange rate changes on cash and cash equivalents	26	(4)
Net (decrease) increase in cash and cash equivalents	$(113,242)	$23,065
Net cash provided by operating activities
Our largest source of operating cash is cash collections from our customers for our transaction products and subscription services. Our primary uses of cash in operating activities are for our fulfillment, production and customer care costs, employee salaries and benefits, sales and marketing expenses and third-party consulting expenses. Net cash provided by operating activities is impacted by our net income adjusted for certain non-cash items, including depreciation and amortization expense, stock-based compensation and impairments of long-lived assets, as well as the effect of changes in operating assets and liabilities.
In the nine months ended September 30, 2024, cash provided by operating activities was $93.1 million resulting from net income of $17.1 million, adjusted for stock-based compensation and other non-cash expenses of $74.8 million and net cash flows provided by changes in operating assets and liabilities of $1.1 million. The $1.1 million of net cash flows provided from changes in our operating assets and liabilities resulted primarily from a $17.8 million increase in deferred revenue largely due to the growth of our subscription units which are predominantly billed in advance of our revenue recognition, partially offset by an $11.6 million unfavorable change in accounts payable, accrued expenses and other liabilities, including operating leases, and a $5.3 million increase in prepaid and other current assets.
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
In the nine months ended September 30, 2024, net cash used in investing activities was $29.0 million resulting primarily from purchases of property and equipment, including capitalization of internal-use software.

Net cash used in financing activities
Our primary uses of cash in financing activities are for repurchases of common stock and settlements of stock options and restricted stock units, or RSUs. Net cash provided by financing activities is primarily impacted by exercises of stock options by our employees and issuance of common stock.
In the nine months ended September 30, 2024, net cash used in financing activities was $177.3 million, primarily resulting from $162.0 million in repurchases of our common stock under our stock repurchase program and a $17.2 million settlement of minimum statutory tax withholding upon vesting of RSUs.
Material Cash Requirements
We believe our current cash and cash equivalents, as well as cash expected to be generated by future operating activities, will be sufficient to meet our material cash requirements for the next twelve months. Our material cash requirements include the below contractual and other obligations:
Commitments
We have non-cancelable agreements with various vendors, which require us to pay $46.3 million over a four-year period, of which $28.7 million remains to be paid as of September 30, 2024.
Lease Obligations
At September 30, 2024, we had various non-cancelable operating leases for office space, which expire between April 2025 and February 2033. As of September 30, 2024, we had total minimum operating lease maturities of $9.0 million, $0.5 million of which mature within three months. See Note 8 of our consolidated financial statements included in our 2023 Annual Report on Form 10-K for additional information regarding our future operating lease payments.
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
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net income (loss) adjusted to exclude interest expense, interest income, provision for (benefit from) income taxes, depreciation and amortization, other expense (income), net, stock-based compensation, impairment of goodwill, long-lived and other assets, restructuring expenses, legal expenses, transaction-related expenses and certain non-recurring income and expenses from time to time. Our Adjusted EBITDA financial measure differs from GAAP in that it excludes certain items of income and expense. We define Adjusted EBITDA margin as Adjusted EBITDA as a percentage of revenue. We define net income (loss) margin as net income (loss) as a percentage of revenue based on our consolidated financial statements.
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
The following table presents a reconciliation of net income to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except percentages)
Reconciliation of net income to Adjusted EBITDA
Net income	$11,051	$7,534	$17,109	$6,571
Interest expense	72	68	245	239
Interest income	(1,345)	(2,691)	(6,547)	(6,596)
Provision for income taxes	8,232	4,463	13,508	14,427
Depreciation and amortization	9,195	6,655	25,291	18,061
Other (income) expense, net	(1,741)	882	(1,845)	(436)
Stock-based compensation	15,715	15,582	49,486	51,005
Restructuring costs(1)	5,917	68	6,663	803
Certain non-recurring expenses(2)	—	1,179	—	1,179
Adjusted EBITDA	$47,096	$33,740	$103,910	$85,253
Net income margin	7%	5%	3%	1%
Adjusted EBITDA margin	28%	20%	20%	17%
(1)     For 2024, restructuring expenses related to the reduction of our U.S. headcount. For 2023, restructuring expenses related to the reduction of our U.K. headcount, which was substantially complete by December 31, 2023.
(2)    For 2023, certain non-recurring expenses included costs incurred in conjunction with the secondary offering of 16,100,000 shares of our common stock by a selling stockholder during the three months ended September 30, 2023.
Adjusted EBITDA increased from $33.7 million for the three months ended September 30, 2023 to $47.1 million for the three months ended September 30, 2024. The increase of $13.4 million resulted primarily from an increase in revenue of $1.3 million, a $6.1 million reduction in cost of revenue, excluding non-cash items, and a decrease in operating expenses, excluding non-cash and non-recurring items, of $6.0 million.
Adjusted EBITDA increased from $85.3 million for the nine months ended September 30, 2023 to $103.9 million for the nine months ended September 30, 2024. The increase of $18.7 million resulted primarily from an increase in revenue of $18.1 million and a $3.0 million reduction in cost of revenue, excluding non-cash items, partially offset by an increase in operating expenses, excluding non-cash and non-recurring items, of $2.5 million.

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
The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable GAAP measure, to free cash flow:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow
Net cash provided by operating activities	$93,053	$101,814
Purchase of property and equipment	(28,989)	(23,220)
Free cash flow	$64,064	$78,594
We experienced a decrease in our free cash flow from $78.6 million for the nine months ended September 30, 2023 to $64.1 million for the nine months ended September 30, 2024, primarily due to a $8.8 million decrease in net cash provided by operating activities. The decrease in net cash provided by operating activities resulted from a $13.1 million unfavorable change in our operating assets and liabilities, partially offset by a $4.4 million increase in net income after adjusting for stock-based compensation and other non-cash items. Free cash flow was also impacted by a $5.8 million increase in capital expenditures for the purchase of property and equipment, including capitalization of internal-use software.
Critical Accounting Estimates
During the three and nine months ended September 30, 2024, there were no significant changes to our critical accounting estimates compared with those disclosed described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2023 Annual Report on Form 10-K.
Recent Accounting Pronouncements
Refer to Note 2 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further information on certain accounting standards adopted in the period ended September 30, 2024 and recent accounting announcements that have not yet been required to be implemented and may be applicable to our future operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have operations both within the U.S. and, to a lesser extent, in the U.K., and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate fluctuations and foreign currency exchange risks, and to a lesser extent, inflation risk.
Interest rate fluctuation risk
At September 30, 2024 and December 31, 2023, we had cash and cash equivalents of $112.5 million and $225.7 million, respectively, which consisted of cash on deposit with banks and short-term highly-liquid money market funds. Interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.

We had no outstanding debt subject to interest rate risk as of September 30, 2024 and December 31, 2023 and, as a result, we do not expect to be exposed to fluctuations in interest rates for the foreseeable future. However, we would be subject to fluctuation in interest rates if we draw down under our 2021 Revolving Facility, including issuance of any letters of credit.
Foreign currency exchange risk
We have foreign currency risks related to our revenue, expenses, and intercompany balances denominated in currencies other than our functional currency, the U.S. Dollar, principally GBP. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net (loss) income as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany loans that are denominated in currencies other than the U.S. Dollar. We recognized foreign currency transaction gain of $1.6 million and $1.3 million, respectively, during the three and nine months ended September 30, 2024. A 10% adverse change in foreign exchange rates on foreign-denominated accounts for the nine months ended September 30, 2024, including intercompany balances, would have resulted in a $0.3 million decrease in our reported foreign currency gain for the nine months ended September 30, 2024. In the event our non-U.S. Dollar-denominated sales and expenses increase, our results of operations may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities could have on our results of operations.
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
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Relating to Our Business and Industry
Our business primarily depends on business formations
The majority of our transaction revenue is generated by providing business formation services to guide our customers through the transition from being aspiring business owners to launching their entities. In 2023 and the first nine months of 2024, business formations represented the largest share of our total transaction orders. The number of business formations on our platform is subject to unpredictable declines or fluctuations as a result of a number of factors, many of which are out of our control, including an overall decline in the number of U.S. business formations, an economic slowing or downturn, a public health pandemic or epidemic, increased competition, regulatory obstacles, changes in law (including changes in tax laws and regulations), changes in the business environment from inflation, interest rates, government assistance, increased compliance or operating costs (including wage and benefit pressures) and dissatisfaction with our services. Declines in the overall number of U.S. business formations or the number of business formations on our platform have adversely affected, and may in the future adversely affect, our business, results of operations, financial condition or future prospects. To the extent the growth rate of new business formations declines, these impacts can be expected to intensify.
Our business depends substantially on our customers expanding their use of our platform, including converting our transactional customers to subscribers and our subscribers renewing their subscriptions with us
For the past few years, a significant amount of our revenue has been derived from our subscriptions for small businesses and individuals. In 2023 and the first nine months of 2024, approximately 62% and 63%, respectively, of our revenue came from subscriptions. Subscriptions have primarily originated from transactional customers who opted to become subscribers. For us to maintain or improve our operating results, including our revenue growth rate, it is important that we convert transactional customers into subscribers, retain our existing subscribers and that our existing subscribers expand the use of our platform. However, subscriptions may be terminated at any time, and the rate at which we retain our subscribers may decline or fluctuate as a result of a number of factors, including subscribers’ satisfaction or dissatisfaction with our platform, the effectiveness of our customer support services, the quality and perceived quality of the services provided by our tax professionals and the independent attorneys who participate in our legal plan network, our pricing and the pricing of competing products or services, the lifecycle of our customers’ businesses and their evolving needs, and the effects of global economic conditions, regulatory changes and reductions in subscribers’ discretionary income and spending levels. As a result, we cannot accurately predict subscription renewal rates or the number of existing or new customers that will subscribe to our subscription services, including whether customers will continue to subscribe at the same rate as they have historically. During the nine months ended September 30, 2024, we experienced a deceleration in our subscription revenue growth rate. If our subscription revenue growth rate does not improve or if we are unable to convert our transactional customers to subscribers, retain our existing subscribers or our existing subscribers do not expand the use of our platform, our business, results of operations, financial condition and future prospects would be adversely affected. If the growth of our subscription business, including our subscription revenue growth rate, falls below the expectations of the public market, securities analysts or investors, the price of our common stock could also be harmed.
Failure to effectively manage our growth could adversely impact our business
In the past, we have experienced significant growth in both operations and headcount, which placed increased demands on our management team and our administrative, operational and financial infrastructure. Our management team, including our new Chief Executive Officer, has developed a strategy to continue growing our business. Our success will depend in part on our ability to manage this growth effectively. To manage the growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. These risks may be accentuated by the restructuring plan we announced in August 2024 and substantially completed in September 2024, which resulted in a 15% reduction in our headcount. Failure to effectively manage our growth could result in declines in service quality or customer satisfaction, increased costs, difficulties or delays in introducing new products or services or other operational difficulties. Any of these difficulties could adversely impact our brand and reputation, business, results of operations, financial condition or future prospects.
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
•changes to our product offerings, including any new or discontinued products, pricing changes, and our testing of new product line-ups;
•the mix of subscriptions and transactional products sold during a period;
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
We have a history of net losses and we may not be able to maintain profitability
Since inception, we have incurred an accumulated deficit and may incur net losses in the foreseeable future. As of September 30, 2024, we had an accumulated deficit of $1,079.9 million.
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
In addition, we intend to continue to add new products and services and enhance our existing products and services, both of which will require us to devote significant resources before we know whether such products or services will be successful. For instance, in August 2023 we launched LZ Books, a simple online accounting solution, and in November 2023, we launched a new business license offering. The success of any new products or services or enhancements to existing products or services depends on several factors, including timely completion, competitive pricing, adequate quality testing, introduction, integration with existing products and services, and market awareness and acceptance. We have in the past invested resources and introduced new products and services that have failed to produce the customer interest that we expected. We may fail to attract new customers or lose existing customers if current or future development efforts or services fail to meet customer expectations on a timely basis if at all. If we are unable to continue offering innovative solutions or if new or enhanced solutions fail to engage our customers, we may be unable to attract additional customers or retain our current customers, which may adversely affect our business, results of operations, financial condition or future prospects.
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
In addition, because our platform is available over the internet and on mobile networks, we need to regularly modify and enhance our platform to keep pace with changes in internet-related hardware, software, communications and database technologies and standards. If we are unable to respond in a timely and cost-

effective manner to these rapid technological developments and changes in standards, our platform may become less marketable, less competitive or obsolete, and our business, results of operations, financial condition and future prospects would be harmed. If new technologies emerge that are able to deliver competitive services at lower prices, more efficiently, more conveniently or more securely than LegalZoom, such technologies could adversely impact our ability to compete. Our platform must also integrate with a variety of network, hardware, mobile, and software platforms and technologies, and we need to frequently modify and enhance our services to adapt to changes and innovation in these technologies. Any failure of our platform to operate effectively with current or future infrastructure platforms and technologies could reduce the demand for our platform. If we are unable to respond to these changes in a cost-effective manner, our platform may become less marketable, less competitive or obsolete, and our business, results of operations, financial condition and future prospects may be adversely affected.
The legal solutions market is highly competitive and our failure to effectively compete successfully could materially and adversely affect our business, results of operations, financial condition and future prospects
We operate in a very competitive industry. We face intense competition from law firms, solo attorneys, online legal document services, legal plans, secretaries of state, tax preparation companies and other service providers. The online legal solutions market is evolving rapidly and is becoming increasingly competitive. New market entrants that provide technologies that improve the delivery of legal solutions, such as generative AI and machine learning, could also increase the level of competition in the market. Other companies that focus on the online legal services market or business formations, including law firms that may elect to pursue the online legal services market, can and do directly compete with us. Law firms and solo attorneys, who provide in-person consultations and are able to provide direct legal advice that we generally cannot offer due to laws and regulations regarding the unauthorized practice of law, or UPL, compete with us offline and have developed and may continue to develop competing online legal services. We also compete in the registered agent services business with several companies that target small businesses, and these competitors have extensive experience in this market. In addition, some U.S. state and federal agencies have increased their offerings to our target customers or otherwise made their offerings more attractive to our target customers, including through free and easy-to-use business formation services or other document filing portals. To the extent U.S. states and federal agencies continue to increase or enhance their offerings to our target customers, it could have a significant adverse effect on our business, financial condition or results of operations. We also compete in the tax advisory and preparation services business with several companies, many of which are larger and more experienced. To the extent we are unable to compete, our business, results of operations, financial condition or future prospects may be harmed.
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

We depend on top talent, including our senior management team, to grow and operate our business, and if we are unable to hire, retain or motivate our employees, we may not be able to grow or operate effectively, which may adversely affect our business and future prospects
Our future success will depend upon our continued ability to identify, hire, develop, motivate and retain top talent. Competition for such talent is intense, particularly within the technology industry. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation and benefit packages before we can validate the productivity of those employees, a practice which may not be sustainable and, even if sustainable, can be costly. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications which may, among other things, impede our ability to execute our growth strategies or continue to operate our business in a satisfactory manner. In addition, our remote first work policy, which results in a predominantly remote workforce, has made it difficult to orient, train, develop, motivate, and engage with our employees and embed them into the LegalZoom culture. If we are not able to effectively attract or retain quality employees and manage both our domestic and international workforce, including, for example, if employee relations deteriorate or a portion of our employees were to become unionized, disruptions to the business will occur, our costs will increase, our ability to achieve our strategic objectives will be adversely impacted, our brand or reputation could suffer, and our business may be adversely affected. In addition, we have in the past, and may in the future, conduct reduction in workforce actions, which can lead to the elimination of roles causing unexpected adverse impacts on our business. These adverse impacts can include attrition beyond the intended reduction in workforce, delays in the development of new products or services due to gaps in knowledge transfer and new employee ramp up time, an increased risk of litigation, the distraction of employees, and reduced employee morale, any of which could also adversely affect our reputation as an employer and make it more difficult for us to hire new employees in the future.
Further, in July 2024, we announced the appointment of Jeff Stibel as our new Chief Executive Officer. If we are unable to manage this leadership transition successfully, our ability to operate our business effectively may be impaired.
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
We may acquire or invest in companies, which may divert our management’s attention and result in additional dilution to our stockholders
We have in the past acquired or invested in businesses, products or technologies that we believed could complement or expand our current platform, enhance our technical capabilities or otherwise offer growth opportunities. As part of our business strategy, we may in the future continue to seek to acquire or invest in additional businesses, products or technologies. The risks we face in connection with such acquisitions or investments, whether or not they are consummated, include, but are not limited to:
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
Risks Relating to Legal, Compliance and Regulatory Matters
Our business and services subject us to complex and evolving U.S. and foreign laws and regulations
Our business involves providing services that meet the legal and accounting needs of our customers and, as a result, we are subject to a variety of complex and evolving U.S. and foreign laws and regulations, including the following:
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
•In the U.S., we are generally unable to hire attorneys as employees to provide legal advice directly to our customers, because we do not meet certain regulatory requirements, such as being exclusively owned by licensed attorneys. In addition, we are currently unable to acquire a license to practice law in most U.S. states, and laws, regulations and professional responsibility rules impose limitations on business transactions between attorneys and persons who are not licensed attorneys, including those related to the ethics of attorney fee-splitting and the corporate practice of law, or CPL.
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

If the independent professionals who participate in our or our partners' networks, or otherwise work with LegalZoom as a consultant or contractor, are characterized as employees, we would be subject to employment and withholding liabilities and regulatory risks
We structure our relationships with the independent attorneys and independent accountants who participate in our and our partners' networks in a manner that we believe results in an independent contractor relationship, not an employee relationship. On the other hand, some of our tax offerings and our intellectual property offerings are currently fulfilled by our or our subsidiaries’ own employee accountants, tax professionals, lawyers and fulfillment staff. We also use contractors, temporary employees and/or consultants as part of our operations. An independent contractor is generally distinguished from an employee by his or her degree of autonomy and independence in providing services. A high degree of autonomy and independence is generally indicative of a contractor relationship, while a high degree of control is generally indicative of an employment relationship. Tax or other regulatory authorities may in the future challenge our characterization of the independent attorneys and accountants who participate in our and our partners' networks of these relationships, or the other contractors and consultants used by us. If such regulatory authorities or state, federal or foreign courts were to determine that these attorneys, accountants or other contractors and consultants are employees, and not independent contractors, we would be required to withhold income taxes, to withhold and pay social security, Medicare and similar taxes, to pay unemployment and other related payroll taxes and could face allegations of UPL or CPL. We would also be liable for unpaid past taxes and subject to penalties. As a result, any determination that these individuals are our employees could have a material adverse effect on our business, results of operations, financial condition and future prospects. It is also possible that we could face claims of joint employment from the independent professionals who participate in our partner networks or from individuals working as a consultant, temporary employee, or contractor, if they were to pursue employment claims against LegalZoom. If a joint employment relationship is found to exist, joint liability for any successful claims would also likely exist.
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
A significant portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is performing well
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. At September 30, 2024, holders of approximately 65 million shares of our common stock, are entitled to rights pursuant to an investors’ rights agreement, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If one or more of these holders of our common stock sells a large number of shares by exercising their registration rights, it has in the past and may in the future adversely affect the market price for our common stock. In addition, if we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired.
Concentration of ownership of our common stock among our existing executive officers, directors and other affiliates may prevent new investors from influencing significant corporate decisions
Based upon shares of our common stock outstanding as of September 30, 2024, our executive officers, directors and other affiliates, in the aggregate, own shares representing approximately 21% of our outstanding common stock. If our executive officers, directors and affiliates acted together, they may be able to significantly influence matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.
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
In October 2023, our board of directors approved a new stock repurchase program authorizing us to repurchase up to $100.0 million of our common stock, with no fixed expiration. In May 2024, our board of directors approved a $75.0 million increase in the stock repurchase program, bringing the aggregate amount authorized to $175.0 million. In November 2024, our board of directors approved an additional $40.0 million increase in the stock repurchase program, bringing the aggregate amount authorized to $215.0 million. Stock repurchases under this program may be made through any manner, including in open market transactions (including pursuant to Rule 10b5-1 plans), through accelerated stock repurchase agreements, or in privately negotiated transactions with third parties, and in such amounts as management deems appropriate. This program does not obligate us to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the discretion of our board of directors.
Stock repurchase activity during the three months ended September 30, 2024 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be purchased Under the Plans
July 1, 2024 through July 31, 2024	504,169	$8.07	504,169	$32,951,049
August 1, 2024 through August 31, 2024	2,031,861	$6.25	2,031,861	$20,254,159
September 1, 2024 through September 30, 2024	1,232,696	$6.46	1,232,696	$12,286,935
Total	3,768,726	$6.56	3,768,726
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable

Item 5. Other Information
None
Item 6. Exhibits
The exhibits listed below are filed or furnished as part of this Quarterly Report:

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of LegalZoom.com, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2021).
3.2	Amended and Restated Bylaws of LegalZoom.com, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2024).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2024 were formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statement of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
______________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LegalZoom.Com, Inc.

Date: November 6, 2024	By:	/s/ Jeffrey Stibel
Jeffrey Stibel
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2024		/s/ Noel Watson
Noel Watson
Chief Financial Officer
(Principal Financial and Accounting Officer)