Form 10-K
period 2024-12-31
LEGALZOOM.COM, INC.
filed 2025-02-26
CIK 1286139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐   No  ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2024, based on the closing price of $8.39 for shares of the Registrant’s common stock as reported by the Nasdaq Global Select Market, was approximately $1.2 billion. The determination of affiliate status for purposes of calculating the aggregate market value of our voting stock held by non-affiliates is not necessarily a conclusive determination for other purposes.
The registrant had outstanding 176,089,714 shares of common stock as of February 14, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. The Definitive Proxy Statement will be filed with the SEC within 120 days of the Registrant’s fiscal year ended December 31, 2024.

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
The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, those factors discussed below under “Summary of Risk Factors” and in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2024, as well as any factors contained in our subsequent filings with the Securities and Exchange Commission, or SEC. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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
ii

•Our business depends on our brand and reputation, which could be adversely affected by numerous factors.
•We are incorporating generative artificial intelligence into some of our offerings, which may present compliance risks and reputational risks.
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
•The acquisition of Formation Nation, Inc. and any future acquisitions or investments may divert management’s attention, result in additional dilution or adversely affect our operating results.
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
iii

Part I
Item 1. Business
Overview
LegalZoom is a leading online platform for legal services, transforming how individuals and small businesses navigate the legal system. By combining intuitive technology with access to experienced attorneys—whether through our vast independent attorney network or LegalZoom Legal Services (LZLS) law firm—we offer the tools and guidance people need to confidently manage everything from business formation and compliance to estate planning and ongoing legal support. We operate across all 50 states and in over 3,000 counties in the U.S. With over two decades of experience and millions of customers served, LegalZoom helps individuals and small businesses navigate legal needs with confidence.
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
Our customer funnel. We believe we earn our customers’ trust and drive significant organic traffic through our brand name recognition and reputation. Our small business customers’ initial purchase is typically a business formation product that streamlines the process of starting a business. As of December 31, 2024, we had formed over 4.6 million businesses since our inception. Our position at business formation gives us unparalleled knowledge of our customers’ needs, oftentimes prior to the business being operational or discoverable by other service providers. We leverage this valuable knowledge and our position as a small business’ first advisor to introduce our customers to the most relevant business solutions to help them manage other aspects of their business. As a result, our customers often purchase a mix of transaction and subscription offerings alongside and after the initial formation transaction in order to solve additional legal, compliance and business management needs, deepening our relationship with our customers. For example, after forming their business entity, our customers can opt to register their company name and/or logo as a trademark or sign up for a business advisory subscription to receive additional legal support for their small business needs. The recurring revenue gained through subscription services and additional purchases from existing customers during the lifecycle of their business allows us to increase customer lifetime value.
Our consumer offerings range from estate planning to legal advice, and there is overlap in our small business and consumer offerings. For example, as forming a business is an important life event for the entrepreneurs that we support, some of our small business customers opt to purchase an estate plan after they form their business.
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
Our experts. We offer customers ongoing access to experts to help handle complex matters, including through a network of independent law firms. As of December 31, 2024, we had over 1,000 attorneys in our independent attorney network. Our independent attorney network provides customers access to attorneys licensed in their jurisdiction and experienced in the types of legal matters that impact our customers at a significant discount to traditional offline alternatives. Our attorneys benefit from participating in our network as we handle the customer lead generation, as well as the scheduling and billing of the initial customer consultation. From there, the initial customer consultation serves as a platform for business development, where the participating attorney can offer to provide billable legal services to our customers at discounted rates. In addition, participating law firms can leverage our brand awareness, as well as the customer feedback and testimonials, to market their own practice.

In addition, since September 2021, one of our U.S. subsidiaries operates as an alternative business structure, or ABS, in Arizona, which allows us to provide cost-effective legal services to our customers. Currently, our ABS primarily supports our intellectual property business, and its experienced attorneys help guide customers through the trademark registration process.
Our legal services are provided across all 50 states in the U.S.
Our partners. We have insights into our customers and leverage our product as a channel to introduce small businesses to a variety of third party partners in our partner ecosystem. Our third party partners are leading providers of complementary small business services that extend beyond our core offerings such as banking, insurance, tax, credit cards, website design, and payment processing, among others.
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
Law firms and solo attorneys, who provide in-person consultations, are able to provide direct legal advice that we generally cannot offer due to laws and regulations regarding the unauthorized practice of law, or UPL. However, our ABS in Arizona is allowed to provide independent legal advice to our customers and, as a result, can compete directly with traditional offline law firms and solo attorneys. In addition, there are structural impediments that make it difficult for traditional offline attorneys to adapt to technology advancements and consumer behaviors. While service industries like accounting, marketing and payments have rapidly transitioned online, legal offerings largely remain offline and online adoption of legal services lags behind other comparable industries. However, some traditional offline attorneys have developed and may continue to develop competing online legal services.
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
Our Strategy
We are in the early stages of penetrating and growing the online market for legal, compliance and business management solutions. We aim to continue to grow our customer base and retain and expand our customer relationships with the following strategic priorities:
Optimizing Our Subscription Business. We are prioritizing our subscription products over our transaction products in order to focus on customer lifetime value and to help accelerate and sustain our subscription revenue over the long term. Our goal is for customers to grow their use of our platform as their businesses evolve and that, in turn, customers increase their cumulative spend with us over time. We are testing and implementing ways to better reorient our products towards subscription offerings. We are also continuing to optimize our product line-up with the goal of improving the quality of our subscriber base. This includes enhancing the value of our subscription products and increasing the price of certain of our LegalZoom branded offerings to better reflect the value we believe we provide. In addition, our recent acquisition of Formation Nation, Inc., or Formation Nation, will allow us to drive cross-sell opportunities of our complementary ecosystems of legal and business services. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for additional information regarding our acquisition of Formation Nation.
Reorienting Our Go-to-Market Strategy. We are diversifying our customer acquisition strategy, which includes testing a mix of marketing channels with the goal of diversifying our marketing investments across overall brand, small business and consumer customers, and product categories versus our historical focus on business formations. In addition, we recently acquired Formation Nation, which we believe accelerates our strategy of attracting higher value customers and positioning LegalZoom as a premium brand. We will leverage Formation Nation’s “Inc Authority” brand, which provides business formation offerings at a lower priced alternative, to service customers seeking “do-it-yourself” solutions, ensuring the appropriate level of service across our customer base and reserving the LegalZoom brand for more premium offerings. In addition, through this acquisition, we are reinvesting in our sales capabilities, which will include leveraging Formation Nation’s best-in-class customer service team to improve our cross-selling, up-selling, bundling, and packaging to our customers.

Further, we intend to continue to strategically partner with leading brands that can improve our partner ecosystem by offering small business and consumer solutions outside of our core offerings.

Leveraging Artificial Intelligence to Deliver Expertise to Our Customers. We will further invest in artificial intelligence in an effort to drive growth and efficiencies in our business and to improve our customer experience. We also aim to better leverage artificial intelligence into our solutions to promote the value and services of our attorney network, given artificial intelligence cannot provide direct legal advice.
Our Products and Services
Our transaction products and subscription services are designed to support the legal, compliance, and business management needs of small businesses and consumers. We continue to evaluate new ways to commercialize both our transaction and subscription offerings, which may include the bundling of certain of our products and offering certain of our historical transaction offerings as subscriptions.
Transaction products
Our primary transaction products are listed in the following table:

Transaction Products for Small Businesses	Transaction Products for Consumers

Business Formation
Limited Liability Company, or LLC
Incorporation of C and S Corporations
Nonprofit Formation
Doing-Business-As, or DBA
Corporate Changes and Filings
Business Licenses
Legal Forms
Beneficial Ownership Information Report
Intellectual Property
Trademark Application
Copyright Registration
Patent Application
Consumer, Estate Planning and Other Last Will and Testament Living Will Living Trust Power of Attorney
Subscription services
At December 31, 2024, we had approximately 1.8 million subscription units outstanding. Our subscription agreements generally have annual terms, while some have monthly terms. Our primary subscription services are listed in the following table, and a more detailed description of certain of our subscription services is provided below:

Small Business Subscriptions	Consumer Subscriptions

Registered Agent Compliance Attorney Advice through our Legal Plans Bookkeeping eSignature Legal Forms Virtual Mail and Check Deposit Services Trademark Monitoring	Attorney Advice through our Legal Plans Estate Planning Bundle Legal Forms Virtual Mail and Check Deposit Services
Registered agent subscriptions. In most states, small businesses are required to have a registered agent, which generally must be an adult or an authorized business that can receive mail or hand-delivered court documents at a physical address during normal business hours. This requirement can be burdensome for many small businesses to handle on their own. With our registered agent subscription, we serve as our customer’s registered agent: accepting their documents through the mail, digitizing critical business documents, and alerting them of critical business documents or notices. This serves to help them adhere to critical tax and annual report deadlines, among other benefits. During the year ended December 31, 2024, we had staffed registered agent locations covering all 50 states.

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
Virtual mail subscriptions. The rise of the gig economy and remote work have resulted in an increasing number of small businesses operating out of a home or personal address. Our virtual mail subscription protects our customers’ personal information by providing an independent business address. It also provides our customers flexibility by allowing them to check their mail from anywhere. Our virtual mail services include mail receipt, sorting, digitization, check depository services, and shipment or storing of select mail.
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
We have various trademark registrations in the U.S. and in foreign jurisdictions, as well as pending trademark applications in the U.S. and internationally. We have no issued patents, but we have a patent-pending application that we are pursing in the U.S. and internationally. We also license intellectual property from third-parties, such as software used to support our technology and operations.
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
In taking customer calls, our sales team uses a conversational approach to introduce our services, explain features and recommend various partners. When our sales team becomes involved, the average order size frequently increases due to our team’s effectiveness in selling ancillary offerings. Our sales teams also proactively target qualified prospects, such as those who began a questionnaire in our customer experience journey but have yet to purchase. In addition, we acquired Formation Nation in February 2025, which will allow us to benefit from the immediate onboarding of over 140 seasoned small business service experts.

Human Capital Management
At December 31, 2024, we, together with all our subsidiaries, had 964 employees worldwide. At December 31, 2024, we also engaged approximately 600 contractors and consultants globally and no seasonal workers. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we believe that our employee relations are strong.
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
At LegalZoom, our values are Lift Each Other Up, Champion Our Customers, See the Whole Picture, Focus on Results, and Keep It Simple. These values shine through in all that we do to foster an inclusive and empowering culture, as we continue to focus on the well-being and success of our employees. We monitor the state of our employees’ happiness with regular engagement surveys, open feedback forums, and action planning based on results. We continue to see positive engagement scores, particularly in overall satisfaction, or OSAT, and Net Promoter Score, or NPS, when our employees are asked the likelihood of recommending LegalZoom as a great place to work.

In 2021, we adopted our remote-first model. Since then, our strategy has been focused on engaging employees virtually to support working from home by launching virtual productivity and collaboration tools, and driving engagement through virtual events. We utilize our office locations in multiple states for engagement events, in-person meetings, team offsites, leadership conferences, and more to build connection and productivity. This approach has allowed us to build foundational infrastructure and establish a stronger culture both virtually and in-person.

We have also invested in employee engagement to help improve connectedness in our remote-first work environment. In 2024, we refreshed our employee recognition program that rewards and provides visibility to our employees’ accomplishments. We also continue to fuel our organization’s passion for social good, with our employee giving program and platform that provides dollar-for-dollar matching and paid time off for volunteering.

We believe we are thriving when every voice is nurtured and heard. We continue to engage our employees with in-person and social impact events, like our annual Impact Week, where we come together to volunteer, learn about causes, and fundraise. We have seven employee resource groups today, including Pride Zoomer Alliance Network, Lift Every Voice Black Network, RiseUp Women’s Network, Women in Tech Network, Asian Pacific American Zoomer Association, Nos Unimos LatinX Network, and LZ Veterans, each with dedicated internal funding and executive sponsorship. These networks, which are open to all employees, have built internal mentorship and development programs, host meaningful and educational events, and have contributed to their broader communities outside of LegalZoom through their initiatives.

In 2024, we remained committed to our principles of taking care of our employees holistically while continuously looking for ways to improve our overall benefits offering. We offer competitive benefits including: 100% employer-paid medical, travel reimbursement for out-of-state procedures, dental and vision plans, fertility coverage, mental health coverage and workshops, physical wellness, lifestyle benefits, paid-time off, and 401k match.
Government Regulation
We operate in a particularly complex legal and regulatory environment. We are subject to a wide variety of state and federal laws, rules and regulations in the U.S., including those related to internet activities, UPL, the corporate practice of law, or CPL, privacy, data protection, cybersecurity, data retention, consumer protection, content regulation, subscription offerings, virtual mail, the processing of legal documents, commercial registered agents, the provision of online payment services and other matters, which are continuously evolving and developing.
Our business model includes the provision of services that represent an alternative to traditional legal services, which has subjected us to allegations of UPL in the U.S. UPL generally refers to an entity or person giving or offering legal advice who is not licensed to practice law. However, laws and regulations defining UPL, and the governing bodies that enforce UPL rules, differ among the various jurisdictions in which we operate. The regulatory environment in the U.S. is evolving slowly with only a few states approving regulatory reform that permits non-lawyers to co-own law firms and other legal service operations. We received a license to operate one of our U.S. subsidiaries as an ABS in Arizona in September 2021. This Arizona ABS employs and contracts with licensed attorneys to provide limited scope legal services to U.S.-based consumers who purchase such services on our websites. While we believe this ABS structure is legally permissible, it is generally untested in U.S. courts and we cannot assure you that it will insulate us from claims of CPL or UPL. These laws and regulations are regularly evolving and tested in courts, and may be interpreted, applied, created, or amended, in a manner that could harm our business.
In addition, we are subject to numerous foreign and domestic laws, regulations, and standards regarding privacy and data security governing the personal information and other data that we collect, store, use, or process. Such privacy and data security laws and regulations, as well as the interpretation and enforcement of such laws and regulations, are continuously developing and evolving and there is significant uncertainty with respect to how compliance with these laws and regulations may evolve and the costs and complexity of future compliance.
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
Corporate and Other Information
We are headquartered in Mountain View, California. We were incorporated as a California corporation in July 1999 and converted to a Delaware corporation in February 2007. Our website is located at https://www.legalzoom.com/.
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
Risks Relating to Our Business and Industry
Our business primarily depends on business formations
The majority of our transaction revenue is generated by providing business formation services to guide our customers through the transition from being aspiring business owners to launching their entities. In 2024 and 2023, business formations represented the largest share of our total transaction orders. The number of business formations on our platform is subject to unpredictable declines or fluctuations as a result of a number of factors, many of which are out of our control, including an overall decline in the number of U.S. business formations, an economic slowing or downturn, a public health pandemic or epidemic, increased competition, regulatory obstacles, changes in law (including changes in tax laws and regulations), changes in the business environment from inflation, interest rates, government assistance, increased compliance or operating costs (including wage and benefit pressures) and dissatisfaction with our services. Declines in the overall number of U.S. business formations or the number of business formations on our platform have adversely affected, and may in the future adversely affect, our business, results of operations, financial condition or future prospects. To the extent the growth rate of new business formations declines, these impacts can be expected to intensify.
Our business depends substantially on our customers expanding their use of our platform, including converting our transactional customers to subscribers and our subscribers renewing their subscriptions with us
For the past few years, a significant amount of our revenue has been derived from our subscriptions for small businesses and individuals. In 2024, approximately 64% of our revenue came from subscriptions. Subscriptions have primarily originated from transactional customers who opted to become subscribers. For us to maintain or improve our operating results, including our revenue growth rate, it is important that we convert transactional customers into subscribers, retain our existing subscribers and that our existing subscribers expand their use of our platform. However, subscriptions may be terminated at any time, and the rate at which we retain our subscribers may decline or fluctuate as a result of a number of factors, including subscribers’ satisfaction or dissatisfaction with our platform, the effectiveness of our customer support services, the quality and perceived quality of the services we provide, our pricing and the pricing of competing products or services, the lifecycle of our customers’ businesses and their evolving needs, and the effects of global economic conditions, regulatory changes and reductions in subscribers’ discretionary income and spending levels. As a result, we cannot accurately predict subscription renewal rates or the number of our existing or new customers that will subscribe to our subscription services, including whether customers will continue to subscribe at the same rate as they have historically. During 2024, we experienced a deceleration in our subscription revenue growth rate. If our subscription revenue growth rate does not improve or if we are unable to convert our transactional customers to subscribers, retain our existing subscribers or our existing subscribers do not expand the use of our platform, our business, results of operations, financial condition and future prospects would be adversely affected. If the growth of our subscription business, including our subscription revenue growth rate, falls below the expectations of the public market, securities analysts or investors, the price of our common stock could also be harmed.
Failure to effectively manage our growth could adversely impact our business
In the past, we have experienced significant growth in both operations and headcount, which placed increased demands on our management team and our administrative, operational and financial infrastructure. Our management team, including our new Chief Executive Officer, has developed a strategy to continue growing our business. In addition, we acquired Formation Nation in February 2025, which we are now in the process of integrating into our operations. Our ability to manage this expected growth effectively and to integrate new employees, operations and technologies of Formation Nation into our existing business will require us to continue to expand our operational and financial infrastructure, to improve our management controls and reporting systems and procedures and to continue to retain, attract, train, motivate and manage employees. Failure to effectively manage our growth could result in declines in service quality or customer satisfaction, increased costs, difficulties or delays in introducing new products or services or other operational difficulties. Any of these difficulties could adversely impact our brand and reputation, business, results of operations, financial condition or future prospects.
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
•the ongoing integration of the operations of Formation Nation, which we acquired in February 2025;
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
•changes to our product offerings, including any new or discontinued products, pricing changes, the bundling of certain product offerings and our testing of new product line-ups;
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
•adverse global macroeconomic and market conditions or uncertainty with respect thereto, including economic conditions specifically affecting industries in which our customers operate; and
•general geopolitical events and conditions, both domestically and internationally.
Fluctuations in our quarterly operating results and the price of our common stock may be particularly pronounced in the current global macroeconomic environment, including due to uncertainty caused by recessionary fears, elevated inflation and interest rates and their respective impacts on consumer spending patterns, the success of existing small businesses and the formation of new small businesses. In addition, fluctuations in our quarterly operating results may cause those results to fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the price of our common stock to decline. Fluctuations in our results could also cause a number of other problems. For example, analysts or investors may change their models for valuing our common stock, we could experience short-term liquidity issues, our ability to retain or attract key personnel may diminish, and other unanticipated issues may arise.
Our quarterly operating results may vary in the future and period-to-period comparisons of our operating results may not be meaningful. In addition, the seasonality of our business may change or become more pronounced over time, which could also cause our operating results to fluctuate. You should not rely on the results of any given quarter as an indication of future performance.

We have a history of net losses and we may not be able to maintain profitability
Since inception, we have incurred an accumulated deficit and may incur net losses in the foreseeable future. At December 31, 2024, we had an accumulated deficit of $1,069.3 million.
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
If we fail to provide high-quality products and services that meet our customers’ expectations, we may not be able to attract and retain customers
In order to increase revenue and maintain profitability, we must attract new customers and retain existing customers. The quality and value of our services, customer care and customer experience, as well as the quality and accuracy of the services provided by the independent attorneys who participate in our and our partner’s networks, are critical to the success of our business and our ability to attract and retain customers. The failure or perceived failure of our customer support and fulfillment services and/or these independent attorneys to satisfy customer expectations could impede our ability to attract and retain customers.
In addition, we intend to continue to add new products and services and enhance our existing products and services, both of which will require us to devote significant resources before we know whether such products or services will be successful. For instance, in August 2023 we launched LZ Books, a simple online accounting solution, and in November 2023 we launched a new business license offering. The success of any new products or services or enhancements to existing products or services depends on several factors, including timely completion, competitive pricing, adequate quality testing, introduction, integration with existing products and services, and market awareness and acceptance. We have in the past invested resources and introduced new products and services that have failed to produce the customer interest or results that we expected. We may fail to attract new customers or lose existing customers if current or future development efforts or services fail to meet customer expectations on a timely basis if at all. If we are unable to continue offering innovative solutions or if new or enhanced solutions fail to engage our customers, we may be unable to attract additional customers or retain our current customers, which may adversely affect our business, results of operations, financial condition or future prospects.
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
In addition, because our platform is available over the internet and on mobile networks, we need to regularly modify and enhance our platform to keep pace with changes in internet-related hardware, software, communications and database technologies and standards. We expect the number of people who access our platform through mobile devices, including smartphones and handheld tablets or computers, to increase. If we are not able to provide customers with the experience, solutions and functionality they want on mobile devices, we may not be able to attract or retain customers or convert our website traffic into customers and our business may be harmed. If we are unable to respond in a timely and cost-effective manner to these rapid technological developments and changes in standards, our platform may become less marketable, less competitive or obsolete, and our business, results of operations, financial condition and future prospects would be harmed. If new technologies emerge that are able to deliver competitive services at lower prices, more efficiently, more conveniently or more securely than LegalZoom, such technologies could adversely impact our ability to compete. Our platform must also integrate with a variety of network, hardware, mobile, and software platforms and technologies, and we need to frequently modify and enhance our services to adapt to changes and innovation in these technologies. Any failure of our platform to operate effectively with current or future infrastructure platforms and technologies could reduce the demand for our platform. If we are unable to respond to these changes in a cost-effective manner, our platform may become less marketable, less competitive or obsolete, and our business, results of operations, financial condition and future prospects may be adversely affected.

The legal solutions market is highly competitive and our failure to effectively compete successfully could materially and adversely affect our business, results of operations, financial condition and future prospects
We operate in a very competitive industry. We face intense competition from law firms, solo attorneys, online legal document services, legal plans, secretaries of state and other service providers. The online legal solutions market is evolving rapidly and is becoming increasingly competitive. New market entrants that provide technologies that improve the delivery of legal solutions, such as generative AI and machine learning, could also increase the level of competition in the market. Other companies that focus on the online legal services market or business formations, including law firms that may elect to pursue the online legal services market, can and do directly compete with us. Law firms and solo attorneys, who provide in-person consultations and are able to provide direct legal advice that we generally cannot offer due to laws and regulations regarding UPL, compete with us offline and have developed and may continue to develop competing online legal services. We also compete in the registered agent services business with several companies that target small businesses, and these competitors have extensive experience in this market. In addition, some U.S. state and federal agencies have increased their offerings to our target customers or otherwise made their offerings more attractive to our target customers, including through free and easy-to-use business formation services or other document filing portals. To the extent U.S. states and federal agencies continue to increase or enhance their offerings to our target customers, it could have a significant adverse effect on our business, financial condition or results of operations. To the extent we are unable to compete, our business, results of operations, financial condition or future prospects may be harmed.
Any of our existing competitors, or other potential competitors that have not yet entered the market, have developed and may continue to develop innovative and cost-effective services, including automated corporate formation document processing, that target our existing and potential customers. Some of our competitors and potential competitors are larger and have greater name recognition, longer operating histories, more established customer relationships, larger budgets, and significantly greater resources than we do. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. We expect to face increasing competition from offline and online legal services providers in our market, including through their use of generative AI, and our failure to effectively compete with these providers could result in revenue reductions, reduced margins, or loss of market share, any of which could have a material adverse effect on our business, results of operations, financial condition and future prospects.
Our business depends on our brand and reputation, which could be adversely affected by numerous factors
We believe our brand has contributed to the success of our business and we have made substantial investments to build and strengthen our brand and reputation. Maintaining and enhancing the LegalZoom brand and our reputation is critical to growing and retaining our customer base. Regulatory proceedings, consumer claims, false and misleading advertising claims, litigation, customer complaints or negative publicity through word-of-mouth, social media outlets, blogs, and other third party sources related to our business practices, as well as customer care, data privacy or security issues, irrespective of their validity, could diminish confidence in our services and adversely affect our brand and reputation and our ability to attract and retain customers. In addition, our brand and reputation could be impacted by any damage or reputational harm to our newly acquired Inc. Authority and Nevada Corporate Headquarters brands.
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
Furthermore, our brand and reputation are in part reliant on third-parties, including the independent attorneys who participate in our network and the partners to which we refer our customers for business insurance, tax solutions or banking services, among others. The failure or perceived failure of these third parties to satisfy customer expectations could negatively impact our brand and reputation.

We are incorporating generative AI into some of our offerings, which may present both compliance risks and reputational risks
We have incorporated and intend to continue incorporating a number of generative AI features into our offerings. For instance, in September 2023 we announced the launch of Doc Assist, a document summarization product that uses generative AI to help small businesses review documents. This technology, which is a new and emerging technology that is in its early stages of commercialization, presents a number of risks inherent in its use. Generative AI technologies, including the third-party large language models incorporated into our generative AI offerings, can create accuracy issues, unintended biases and discriminatory outcomes. If the recommendations, content, or analyses that AI applications, including Doc Assist, assist in producing are or are alleged to be deficient or inaccurate or if they are determined to constitute UPL, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. Some AI scenarios may also present ethical issues. If we enable or offer AI solutions that are controversial because of their perceived or real impact on human rights, privacy, employment, or other social issues, we may experience brand or reputational harm. Additionally, present and future government regulation related to AI use and/or related ethics issues may expose us to legal liability and/or increase the burden and cost of research and development in this area, and failure to properly remediate AI usage or ethics issues may cause public confidence in AI to be undermined, which could slow adoption of AI in our solutions. Governments have passed and are likely to continue to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits.
Our employees and personnel use generative AI technologies to perform certain functions of their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages. Additionally, sensitive information of the Company or our customers could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies.
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
Our ability to maintain or increase customer traffic to our websites from internet search engines is not entirely within our control. We rely on both algorithmic and paid listing internet search results to drive customer traffic to our websites. Algorithmic listings are determined and displayed solely by a set of formulas designed by internet search engine companies. Internet search engines periodically revise their algorithms, methodologies and displays or incorporate AI into their platforms in ways that we cannot predict. Such changes have adversely affected, and may continue to adversely affect, the placement of our search result page ranking, which could reduce traffic to our websites. In addition, we can purchase paid listings, which are displayed if particular words or terms are included in a customer’s internet search. We bid for paid listings against our competitors and third parties that may outbid us for preferred placement, which could adversely impact advertising efficiency and customer acquisition efforts. To the extent competition for paid listings increases or if paid listings prohibit the use of particular words or terms, we have in the past, and may again in the future, be required to increase our marketing expenses or reduce the number or prominence of these paid listings. If we reduce our internet search engine advertising, the number of customers who visit our websites could decline significantly. Additionally, changes in regulations or the business practices of third parties have in the past and could in the future limit our ability and the ability of search engines and social media platforms, including Google and Meta Platforms, to collect data from users and engage in targeted advertising, making them less effective in disseminating our advertisements to our target customers. The regulation of the use of cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such practices could adversely affect our business.
The introduction of new technology or changes in the way in which customers consume information on the internet, such as shifting preferences for AI chat platforms, may diminish the effectiveness of our current marketing practices. We have in the past and may in the future be required to adopt new approaches to marketing to respond to these shifts. Any inability to respond to these changes effectively and in a cost-effective manner, or any reduction or loss of any of our current advertising channels, could adversely affect our ability to attract new customers, which could adversely affect our business, results of operations, financial condition and future prospects.
We depend on top talent, including our senior management team, to grow and operate our business, and if we are unable to hire, retain or motivate our employees, we may not be able to grow or operate effectively, which may adversely affect our business and future prospects

Our future success will depend upon our continued ability to identify, hire, develop, motivate and retain top talent. Competition for such talent is intense, particularly within the technology industry. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation and benefit packages before we can validate the productivity of those employees, a practice which may not be sustainable and, even if sustainable, can be costly. Further, integration of employees and operations as a result of our acquisition of Formation Nation may present challenges, which could negatively affect our ability to retain and recruit personnel who are essential to our future success. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications which may, among other things, impede our ability to execute our growth strategies or continue to operate our business in a satisfactory manner. In addition, our remote first work policy, which results in a predominantly remote workforce, has made it difficult to orient, train, develop, motivate, and engage with our employees and embed them into the LegalZoom culture. If we are not able to effectively attract or retain quality employees and manage both our domestic and international workforce, including if employee relations deteriorate, disruptions to the business will occur, our costs will increase, our ability to achieve our strategic objectives will be adversely impacted, our brand or reputation could suffer, and our business may be adversely affected. In addition, we have in the past, and may in the future, conduct reduction in workforce actions, which can lead to the elimination of roles causing unexpected adverse impacts on our business. These adverse impacts can include attrition beyond the intended reduction in workforce, delays in the development of new products or services due to gaps in knowledge transfer and new employee ramp up time, an increased risk of litigation, the distraction of employees, and reduced employee morale, any of which could also adversely affect our reputation as an employer and make it more difficult for us to hire new employees in the future.
Further, in July 2024, we announced the appointment of Jeff Stibel as our new Chief Executive Officer. If we are unable to manage this leadership transition successfully, our ability to operate our business effectively may be impaired.
In addition, if we cannot attract additional, qualified independent attorneys to participate in our legal plan network to service the needs of our legal plan subscribers and attorneys to support our attorney assisted legal offerings, or if these attorneys encounter regulatory issues that prevent them from being able to service the needs of our customers, we may not be able grow and maintain our legal plan subscription business or other assisted legal solutions and, as a result, our business, revenue, results of operations and future prospects may be adversely affected.
Our business and success depend in part on our strategic relationships with third parties, including our partner ecosystem, and our business may be harmed if we fail to maintain or expand these relationships
We depend on, and anticipate we will continue to depend on, various third-party relationships to sustain and grow our business. For example, we currently partner with a variety of third-parties to provide our customers with tax solutions, website development, credit card and banking services, productivity tools and business insurance, among others. Our sales and customer experience depend on our ability to connect and integrate easily to such third party solutions. We have in the past and may in the future determine to exit certain partnership relationships. We may also fail to retain and expand partnership relationships for many reasons, including third parties’ failure to maintain, support, or secure their technology platforms in general, restrictions imposed by regulatory compliance, and our integrations in particular. Terminations of partnership relationships, whether voluntary or involuntary, have in the past and could again in the future result in disputes or litigation or harm our relationship with our customers, our reputation and brand, our business and results of operations, and our future prospects.
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
Our reliance on third party providers could adversely affect our business
We rely on third parties to fulfill portions of the services we offer and to support our operations. For example, we rely on government agencies, including secretary of state offices, the U.S. Internal Revenue Service and the U.S. Patent and Trademark Office, to process business formation documents and related filings and intellectual property applications. These agencies have in the past and may in the future be unable or refuse to process submissions in a timely manner, including as a result of any government shutdowns, slowdowns or staffing shortages. To the extent we are unable to process submissions or filings in a timely manner, our brand and reputation may be adversely affected, or our customers may seek other avenues for their business formation or intellectual property needs.
We also utilize third parties in connection with the fulfillment and distribution of our services, including the independent attorneys in our legal plan network and to support our registered agent and virtual mail subscription services. We also outsource certain operational functions, including certain sales and customer service functions. As a result, we rely on third parties to ensure that our and our customers’ needs are sufficiently met. While we select third party providers carefully, we have limited control over their actions. If these third party providers encounter difficulties, or if we have difficulty communicating with them, our business operations could be adversely affected. This reliance on third party providers also subjects us to risks arising from the loss of control over processes, and potentially, termination of these services by the third parties. A failure of our third party providers to perform services in a satisfactory manner may have a significant adverse effect on our business. In addition, our platform interoperates with certain third party sites. As a result, our results may be affected by the performance of those parties and the interoperability of our platform with other sites. If certain third parties limit certain integration functionality, change their treatment of our services at any time, or experience quality issues, such as bugs and defects, our revenue, results of operations and future prospects may be adversely affected.
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
The acquisition of Formation Nation and any future acquisitions or investments may divert our management’s attention, result in additional dilution to our stockholders or adversely affect our operating results
We have in the past acquired or invested in businesses, products or technologies that we believed could complement or expand our current platform, enhance our technical capabilities or otherwise offer growth opportunities. In February 2025, we acquired Formation Nation, and we may in the future seek to acquire or invest in additional businesses, products or technologies. The risks and uncertainties we face in connection with the recent acquisition of Formation Nation or any future acquisitions or investments, whether or not they are consummated, include, but are not limited to:
•an acquisition may require us to incur charges or assume substantial debt or other liabilities, cause adverse tax consequences, expose us to claims and disputes by stockholders and third parties,

including intellectual property claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition;
•encountering difficulties or unforeseen expenditures in integrating the business, technologies, products, personnel or operations of any acquired company, particularly if key personnel of the acquired company decide not to work for us;
•inability to retain personnel, key customers, distributors, vendors and other business partners of the acquired business;
•our inability to realize the financial and strategic goals or anticipated synergies of the acquisition or investment on a timely basis, if at all;
•incurring higher than anticipated costs to effectively integrate an acquired business, to bring an acquired company into compliance with applicable laws and regulations or due to additional compensation issued or assumed in connection with an acquisition;
•disruption to our ongoing business, diversion of resources and distraction of our management;
•delays or reductions in customer purchases for both us and the company acquired due to customer uncertainty about continuity and effectiveness of service from either company;
•challenges integrating the employees of the acquired company into our company culture;
•exposure to litigation or other claims in connection with, or inheritance of claims or litigation risk as a result of, an acquisition;
•potential identified or unknown security vulnerabilities in acquired products or technologies that expose us to additional security risks or delay our ability to integrate the products or technologies into our offerings;
•difficulty in maintaining controls, procedures and policies during the transition and integration and inability to conclude that our internal controls over financial reporting are effective;
•our use of cash to pay for acquisitions or other investments would limit other potential uses for our cash;
•if we incur debt to fund any acquisitions, such debt may subject us to material restrictions on our ability to conduct our business due to new financial maintenance and other covenants; and
•the issuance of a significant amount of equity securities in connection with any future acquisitions, existing stockholders may be diluted and earnings per share may decrease.
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
Our focus on the long-term best interests of our company and our consideration of our stakeholders, more broadly, including our stockholders, customers, employees, and other stakeholders that we may identify from time to time, may conflict with short- or medium-term financial interests and business performance, which may negatively impact the value of our common stock
We believe that focusing on the long-term best interests of our company and our consideration of our stakeholders more broadly, including our stockholders, customers, employees, partners, the communities in which we operate, and other stakeholders we may identify from time to time, is essential to the long-term success of our company and to long-term stockholder value. Therefore, we have made decisions, and may in the future make decisions, that we believe are in the long-term best interests of our company and our stockholders, even if such decisions may negatively impact the short- or medium-term performance of our business, results of operations, and financial condition or the short- or medium-term performance of our common stock. For example, our strategic execution priorities, which we believe will increase the predictability of our business, improve operational efficiencies and margins, and help us accelerate and sustain growth at scale, may result in short-term adverse impacts to our business and financial results. Our commitment to pursuing long-term value for our company and our stockholders, potentially at the expense of short- or medium-term performance, may materially adversely affect the trading price of our common stock, including by making owning our common stock less appealing to investors who are focused on returns over a shorter time horizon. Our decisions and actions in pursuit of long-term success and long-term stockholder value, which may include changes to our platform to enhance the experience of our customers, partners and the communities in which we operate, enabling equitable access to legal and compliance services, investing in our relationships with our customers, partners, and employees, investing in and introducing new services, or changing our approach to working with local or national jurisdictions on laws and regulations governing our business, may not result in the long-term benefits that we expect, in which case our business, results of operations, financial condition and the trading price of our common stock could be materially adversely affected.
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
Our operations and online services also rely on the continued functioning and accessibility of certain physical locations, including product fulfillment locations and data centers operated by AWS or other service providers. These physical locations are vulnerable to damage or interruption from natural disasters, adverse weather conditions, power losses, telecommunication failures, terrorist attacks, human errors or malfeasance, lockdown orders resulting from a public health pandemic or epidemic, break-ins and similar events. The occurrence of any of the foregoing events or other unanticipated problems at our facilities could result in lengthy interruptions in our services. We may not be able to efficiently relocate our fulfillment and delivery operations due to disruptions in service if one of these events occurs, and our insurance coverage may be insufficient to compensate us for such losses. Because the Los Angeles area, where a large portion of our employees are located, is in an earthquake fault zone and because both the Los Angeles area and Frisco, Texas, where a lot of our registered agent and virtual mail operations are currently located, are subject to the increased risk of wildfires, tornadoes and power outages, we are particularly sensitive to the risk of damage to, or total destruction of, our offices and two key fulfillment and delivery centers. Our insurance limits against any certain losses or expenses that may result from a disruption to our business due to earthquakes or wildfires may not be sufficient to cover all such losses or expenses, and the occurrence of either of these events could adversely affect our business, results of operations, financial condition and future prospects.

We may from time to time become involved in litigation, arbitration or government investigation matters that are expensive and time consuming and, if resolved adversely, could harm our brand and reputation, business, results of operations, financial condition or future prospects
We are susceptible to various legal claims, lawsuits, arbitration, regulatory action or other proceedings, including those related to UPL, patent, trademark, trade secret and other intellectual property matters, taxes, labor and employment, competition and antitrust, privacy, data use, data protection, data security, network security, wiretapping, consumer protection and product liability, unfair business practices, breach of contract and other matters. We have been and may in the future become subject to various claims which, if resolved adversely, could have a material adverse effect on our financial position, results of operations, or cash flows. We anticipate that we will continue to be a target for such lawsuits in the future.
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
We also may encounter future claims. For example, our U.S. subsidiary, LZ Legal Services, LLC, is licensed as an alternative business structure, which allows corporate entities to become licensed providers of reserved legal activities in Arizona. As a result, LZ Legal Services, LLC may be susceptible to potential claims from clients, such as breach of contract, product liability, negligence or other claims. Any such claims could result in reputational damage or an adverse effect on our results of operations. The professional liability insurance held by LZ Legal Services, LLC and limiting its liability in accordance with engagement letters with clients may not insure or protect against all potential claims or sufficiently indemnify us or the subsidiary for all liability that may be incurred. Any such liability, inclusive of the costs and expenses that may be incurred in defending any such claims, that exceeds the insurance coverage could have a material adverse effect on our business, results of operations, financial condition, or future prospects.
We are subject to risks related to accepting credit and debit card payments that may harm our business or expose us to additional costs and liabilities
We accept payments from our customers primarily through credit and debit card transactions. Our customers generally pay for transactions in advance by credit or debit card except for certain services provided under installment plans where we allow customers to pay for their order in two or three equal payments. Acceptance and processing of credit and debit cards requires that we pay interchange and other fees. In addition, we rely on third parties to provide payment processing services, including the processing of our credit and debit card transactions, and to provide payment collection services. To the extent there are increases in payment processing fees, material changes in the payment ecosystem, such as large re-issuances of payment cards, delays in receiving payments from payment processors, loss of payment partners and/or disruptions or failures in our payment processing systems, including products we use to update payment information, our revenue, operating expenses and results of operation could be adversely impacted. For example, if our processing vendors have problems with our billing software or the billing software malfunctions, we could lose customers who subscribe to our legal plans, registered agent services and other subscription services, which could decrease our revenue. In addition, if our billing software fails to work properly and, as a result, we do not automatically charge our subscribers’ credit cards on a timely basis or at all, our revenue could be adversely affected.
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
We track certain financial and operating metrics with internal systems and tools and do not independently verify such metrics. Certain of our financial and operating metrics are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business
We track certain financial and operating metrics, including key business metrics such as number of transactions, number of subscription units and average revenue per subscription unit, with internal company data, systems and tools that are not independently verified by any third-party. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. If the internal systems and tools we use to track these metrics under-count or over-count performance or contain algorithmic or other technical errors, the data we report may not be accurate and we may be required to revise or cease reporting such metrics or figures. While the numbers we report are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our services are used across large populations globally. For example, there are customers who have multiple subscriptions, which we treat as multiple subscription units for purposes of calculating our subscription units.
In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If our financial and operating metrics are not accurate representations of our business, or if investors do not perceive our operating metrics to be accurate, or if we discover material inaccuracies in our metrics, our reputation may be harmed, and our business, results of operations, financial condition and future prospects could be adversely affected.
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
We have found material weaknesses in our internal control over financial reporting in the past and our prior material weakness related to our income tax provision resulted in the restatement of our unaudited condensed consolidated financial statements for the quarters and year-to-date periods ended March 31, 2022,

June 30, 2022 and September 30, 2022. Although we remediated our material weaknesses and management concluded that our internal control over financial reporting was effective as of December 31, 2024, we cannot assure you that there will not be additional material weaknesses in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. In addition, any future material weaknesses could result in the loss of investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be negatively affected, and we could be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which would also require additional financial and management resources. Failure to maintain effective control systems required of public companies could also restrict our future access to the capital markets.
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
•create or incur liens;
•pay dividends and distribute or repurchase capital stock;
•merge, liquidate and make asset sales;
•change lines of business;
•change our fiscal year;
•incur restrictions on our subsidiaries’ ability to make distributions and create liens;
•modify our organizational documents;
•make investments, loans and advances; and
•enter into certain transactions with affiliates.
The 2021 Revolving Facility also contains a financial covenant that requires us to maintain a total net first lien leverage ratio not to exceed 4.50:1.00 on the last day of any fiscal quarter during which our 2021 Revolving Facility usage exceeds 35% of the 2021 Revolving Facility capacity. As a result of the restrictions described above, we may be limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders or amend the covenants.
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
Our ability to use our NOL carryforwards may be limited
Unused U.S. federal net operating losses, or NOLs, for taxable years beginning before January 1, 2018, may be carried forward for 20 years to offset future taxable income, if any, until such unused NOLs expire. Under the 2017 Tax Cuts and Jobs Act, or the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, U.S. federal NOLs incurred in taxable years beginning after December 31, 2017, can be carried forward indefinitely and are limited to 80% of taxable income. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards to offset its post-change income or taxes may be limited. We have completed a Section 382 study and have determined that none of our NOLs will expire solely due to Section 382 limitations. However, we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which may be outside of our control. This could limit the amount of NOLs that we can utilize annually to offset future taxable income or tax liabilities. Subsequent ownership changes and changes to the U.S. tax rules in respect of the utilization of NOLs may further affect the limitation in future years. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California NOLs to offset taxable income and certain business credits to offset California tax liabilities in tax years beginning after 2023 and before 2027.
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
•changes in tax laws, tax treaties, and regulations or the interpretation of them, including the Inflation Reduction Act of 2022, or the IRA, and the Tax Act;
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
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations
New tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Tax reform remains a legislative priority for the U.S. government and certain legislation has already been enacted. While there is current uncertainty regarding what changes will eventually be enacted, such new laws may affect our operating results and financial conditions. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted differently, changed, modified, or repealed at any time. Any such enactment, interpretation, change, modification, or repeal could adversely affect us, possibly with retroactive effect. For example, the IRA imposes, among other rules, a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on certain corporate stock repurchases. The imposition of the excise tax could increase the cost to us of making repurchases of our stock and cause us to reduce the number of our shares repurchased pursuant to our stock repurchase program. In addition, for certain research and experimental expenses incurred in taxable years beginning after December 31, 2021, the Tax Act requires the capitalization and amortization of such expenses over five years if incurred in the U.S. and fifteen years if incurred outside the U.S., rather than deducting such expenses currently.
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
Changes in corporate tax rates, the realization of net deferred tax assets, the taxation of foreign earnings and the deductibility of expenses, could potentially have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future tax expense.
Risks Relating to Legal, Compliance and Regulatory Matters
Our business and services subject us to complex and evolving U.S. and foreign laws and regulations
Our business involves providing services that meet the legal and other needs of our customers and, as a result, we are subject to a variety of complex and evolving government laws, rules and regulations, including but not limited to, laws and regulations related to labor, advertising, sales and marketing, deceptive trade practices, our subscription offerings and related billing, renewal and cancellation practices, virtual mail, legal document processing services, registered agent services, our legal plans, electronic funds transfer, consumer protection, real estate, e-commerce, promotions, intellectual property (e.g., ownership, examination, registration and infringement), postal, anti-bribery and anti-corruption, insurance, foreign exchange controls and cash repatriation restrictions, anti-competition, environmental, health and safety, and other regulated activities. In recent years, there have been significant new regulations and heightened focus by the government on many of these areas. In addition, as we expand our products and services and evolve our business models, we may become subject to additional government regulation or increased regulatory scrutiny.
The scope of the federal, state and local laws and regulations to which we are subject is often vague and broad, and their applications and interpretations are often uncertain and conflicting. Compliance with these disparate laws and regulations requires us to structure our business and services differently in certain jurisdictions. Additionally, these laws and regulations are frequently evolving, and challenges to, changes in, or new interpretations of, such laws and regulations could restrict the types of products and services that we can offer or the prices we can charge or require us to significantly change the ways we currently structure our business and services. For instance, as of the date of this filing, the nationwide preliminary injunction against enforcement of the Corporate Transparency Act’s beneficial ownership information report rule is paused and the deadline for compliance is extended. However, the reporting rule remains subject to legal challenges and the future of the CTA and its mandate to file beneficial ownership information with the Financial Crimes Enforcement Network, as well as our Beneficial Ownership Information Report offering, remains uncertain. These laws and regulations to which we are subject could also make it more difficult for us to convert our transactional customers to subscribers or attract new subscribers to grow our subscription services. We dedicate significant management time and expense to dealing with these issues and we expect that these issues will continue to be a significant focus as we expand into other services and jurisdictions.
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

Our Arizona subsidiary, which is licensed as an ABS, may not insulate us from claims of the unauthorized practice of law and is subject to restrictions under Arizona Code of Judicial Administration
Our business model includes the provision of services that represent an alternative to traditional legal services, which subjects us to allegations of UPL. UPL generally refers to an entity or person giving legal advice that is not licensed to practice law or advertising their services as the practice of law. However, laws and regulations defining UPL, and the governing bodies that enforce UPL rules, differ among the various jurisdictions in which we operate and are often vague. Further, in the U.S., we are generally unable to hire attorneys as employees to provide legal advice directly to our customer, because we do not meet certain regulatory requirements, such as being exclusively owned by licensed attorneys. We are currently unable to acquire a license to practice law in most U.S. states, and laws, regulations and professional responsibility rules impose limitations on business transactions between attorneys and persons who are not licensed attorneys, including those related to the ethics of attorney fee-splitting and CPL.
However, Arizona currently permits non-lawyers to co-own law firms and other legal service operations. In September 2021, we received our license to operate our Arizona ABS, which employs and contracts with licensed attorneys to provide limited scope legal services to U.S.-based consumers who purchase such services on our websites. Our U.S. subsidiary, LZ Legal Services, LLC, which holds the license to operate the Arizona ABS, may be susceptible to potential claims from clients, such as breach of contract, product liability, negligence or other claims. Any such claims could result in reputational damage or an adverse effect on our results of operations. In addition, this structure is generally untested in U.S. courts and we cannot assure you that it will insulate us from claims of CPL or UPL. The professional liability insurance held by our U.S. subsidiary and limiting its liability in accordance with its engagement letters with clients, may not insure or protect against all potential claims or sufficiently indemnify us or our U.S. subsidiary for all liability that may be incurred. Any liability, inclusive of the costs and expenses that may be incurred in defending any such claims, that exceeds our insurance coverage could have a material adverse effect on our business, results of operations, financial condition, or future prospects.
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
Compliance with U.S. and foreign privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and store data, and the failure to comply with such requirements could subject us to significant fines and penalties, which could adversely affect our business, financial condition and reputation
In the ordinary course of business, we collect and otherwise process information from and about our customers and others, which include personal information and other data. As a result, aspects of our business are subject to laws, rules, regulations and other obligations (such as contracts and privacy notices) relating to privacy and the collection, use and security of personal information. In the United States, federal, state and local governments have enacted or introduced comprehensive data privacy laws and regulations, including the California Consumer Privacy Act of 2018. Many other U.S. states have enacted, or have proposed enacting, similar comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices, obtaining consumer consent and affording residents with certain rights concerning their personal data. The exercise of these rights may impact our business and ability to provide our products and services. These state laws allow for statutory fines for noncompliance. Outside the U.S., an increasing number of laws, regulations and industry standards govern data privacy and security. For example, we are also subject to the European Union’s General Data Protection Regulation, or GDPR, with respect to some portions of activities. In addition, we are subject to the terms of our privacy policies and obligations to third-parties related to privacy, data protection and information security.
We publish privacy policies, marketing materials and other statements regarding data privacy and security. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.
Any actual or perceived failure by us or third parties working on our behalf to comply with applicable privacy and data security laws, rules and regulations or related contractual or other obligations, or any perceived privacy rights violation, could lead to investigations, claims, and proceedings by governmental entities and private parties, damages for contract breaches, additional reporting obligations and other significant costs, penalties, and other liabilities, as well as harm to our reputation and market position. In addition, the global regulatory framework for privacy and data security issues is rapidly evolving and privacy and data security laws have been and may in the future be enacted by other U.S. states and countries in which we do business. As a result, interpretation of applicable privacy and data security laws, rules and regulations is ongoing, may not be fully determined at this time and may conflict across jurisdictions. In our efforts to meet the various data privacy obligations that apply to us, we have made and continue to make certain operational changes to our products and business practices. Preparing for and complying with these obligations requires significant time and resources and may necessitate further changes to our information technologies, systems, and practices and to those of our customers, and of any third parties that process personal information on our behalf. In addition, these obligations may require us to change our business model.
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
Breaches and other types of security incidents of our data, networks or systems, or those of the third parties with whom we work, could negatively impact our ability to conduct our business, our brand and reputation, our ability to retain existing customers and attract new customers, and may cause us to incur significant liabilities and adversely affect our business, results of operations, financial condition and future prospects
We collect, use, store, transmit and otherwise process data and information about our customers, employees and others, some of which are sensitive, personal and/or confidential. Any actual or perceived breach of our security measures or those of the third parties with whom we work could adversely affect our business, operations and future prospects. Circumvention of our security measures or those of our service providers may result in access, misappropriation, deletion, alteration, publication, modification or other compromise of our information or information security systems, which could cause interruptions in our business and operations, fraud or loss to third parties, regulatory enforcement actions, litigation, indemnity obligations and other possible liabilities, as well as negative publicity. Widespread negative publicity may also result from real, threatened or perceived security compromises affecting our industry, competitors and customers. Concerns regarding data privacy and security could cause some of our customers to stop using our services and fail to renew their subscriptions. This discontinuance in use and failure to renew could harm our business, results of operations, financial condition and future prospects.
Our internal information systems, cloud-based computing services, and those of our current and any future service providers and third parties with whom we work are vulnerable to a variety of evolving threats. Cyberattacks and other malicious internet-based activity, such as computer malware, hacking and phishing attempts, continue to increase. In addition to traditional computer “hackers,” sophisticated nation-state and nation-state supported actors now engage in similar attacks (including advanced persistent threat intrusions). Other threats include malicious code (such as viruses, worms and ransomware), social engineering attacks (such as through deep fakes and phishing attacks, cyber extortion, personnel error or malfeasance (including theft and misuse), malware, denial-of-service attacks, supply-chain attacks, software bugs, information systems malfunctions and failures, data loss, and other similar threats are evolving. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products and services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
We have adopted a remote-first policy, which permits personnel to work remotely or virtually indefinitely unless the nature of the personnel’s job requires their in-office presence. This policy, which results in a predominantly remote workforce, poses additional data security risks to our information technology systems and data, as our personnel work from home and utilize network connections outside our premises. Additionally, future or past business transactions, acquisitions or integrations, including our recent acquisition of Formation Nation, could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Any of the previously identified or similar threats could cause a security breach or other interruption. A security breach or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information.
We have in the past and may in the future expend significant resources or modify our business activities to try to protect against security breaches. In addition, certain data privacy and security obligations have required and may in the future require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information, including contractually. We cannot guarantee that our security measures to protect customer information and prevent data loss and other security breaches will be sufficient to protect against unauthorized access to, or other compromise of, personal information, or confidential, proprietary or otherwise sensitive information. The techniques used to sabotage or to obtain unauthorized access to our platform, systems, networks and/or physical facilities in which data is stored or through which data is transmitted change frequently, and we have not always been able in the past and may be unable in the future to anticipate such techniques or implement adequate preventative measures or stop security breaches that may arise from such techniques. As a result, our safeguards and preventive measures may not be adequate to prevent past, current or future cyberattacks and security breaches, including security breaches that may remain undetected for extended periods of time, which can substantially increase the potential for a material adverse impact resulting from the breach.
Like many companies, we rely on service providers to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, providers of cloud-based infrastructure, employee email, customer service and other functions. We may share or receive sensitive information with or from third parties. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place, which could lead to a breach in our information.

If we, or third parties with whom we work, experience or are perceived to have experienced (in the past or future) a security breach, we may experience adverse consequences. While we may be entitled to damages if our service providers fail to satisfy their privacy or security-related obligations to us, any award or other recovery may be insufficient to cover our damages.
We implement and maintain security measures designed to protect against security breaches and other compromise. However, there can be no assurance these measures will be effective. For example, we take steps designed to detect, mitigate and remediate vulnerabilities in our information systems (such as our hardware and software, including of third parties upon which we rely). We may not, however, detect and remediate all such vulnerabilities on a timely and effective basis. We may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.
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
If we are unable to adequately protect our intellectual property to prevent unauthorized use or appropriation, the value of our brand and other intangible assets, as well as our business, results of operations, financial condition and future prospects may be adversely affected
We rely and expect to continue to rely on confidentiality and license agreements with our employees, consultants and third parties, and protection and enforcement of our intellectual property rights, including in our trademarks, copyrights, trade secrets and domain names. Third parties may knowingly or unknowingly infringe on or challenge our proprietary rights, and pending and future trademark or other intellectual property applications may not be approved and if approved, may be inadequate to prevent third parties from circumventing such intellectual property rights. In addition, effective intellectual property protection may not be available in every country in which we operate or intend to operate our business. In these cases, we may expend significant time and expense to prevent infringement and enforce our rights. We cannot assure you that others will not offer services or concepts that are substantially similar to ours and compete with our business. If the protection of our proprietary rights is inadequate to prevent unauthorized use or appropriation, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our services, business practices or operations, which may have an adverse effect on our business, results of operations, financial condition and future prospects.
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
•our ability to effectively and successfully integrate the operations of Formation Nation into our existing business;
•our ability to successfully implement our strategic execution priorities;
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
•general macroeconomic, political, regulatory and market conditions, such as those related to recessionary fears, tariffs, inflation and/or elevated interest rates; and
•other events or factors, including those resulting from war, incidents of terrorism, a public health pandemic or epidemic, bank failures, or responses to these events.
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
A significant portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is performing well
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. At December 31, 2024, holders of approximately 65 million shares of our common stock, are entitled to rights pursuant to an investors’ rights agreement, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If one or more of these holders of our common stock sells a large number of shares by exercising their registration rights, it has in the past and may in the future adversely affect the market price for our common stock. In addition, if we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired.
Concentration of ownership of our common stock among our existing executive officers, directors and other affiliates may prevent new investors from influencing significant corporate decisions
Based upon shares of our common stock outstanding as of December 31, 2024, our executive officers, directors and other affiliates, in the aggregate, own shares, directly or indirectly, representing approximately 21% of our outstanding common stock. If our executive officers, directors and affiliates acted together, they may be able to significantly influence matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.
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
The provisions would not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended. Furthermore, Section 22 of the Securities Act of 1933, as amended, creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the U.S. will be the exclusive forum for resolving any complaint asserting a cause or causes of action arising under the Securities Act, including all causes of action asserted against any defendant to such complaint.
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
To identify, assess and manage material risks from cybersecurity threats, our enterprise risk management program considers cybersecurity threat risks alongside other company risks as part of our overall risk assessment process. Our enterprise risk management committee, a multidisciplinary committee that includes our Chief Financial & Operating Officer and Chief Revenue Officer and is chaired by our Chief Legal Officer, collaborates with internal subject matter specialists in an effort to gather information for identifying, assessing and managing material cybersecurity risks, such as information related to their severity, likelihood of occurrence and potential mitigation strategies. At least quarterly, our Chief Information Officer and Senior Director, Information Security, meet with our enterprise risk management committee to present and discuss a cybersecurity risk assessment. Key cybersecurity risks are then incorporated into our enterprise risk management framework. To help inform our cybersecurity risk identification, assessment and management, we also employ a range of tools and services, including network and endpoint monitoring, vulnerability assessments, periodic penetration testing, bug bounty program and tabletop exercises.

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
•periodically evaluate customer support interactions to help ensure compliance with security protocols and service standards;
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
We face a number of cybersecurity risks in connection with our business. We have, from time to time, experienced threats to and breaches of our data and systems. For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.
Cybersecurity Governance
Cybersecurity is an area of focus for our board of directors and management.
The audit committee of our board of directors is responsible for overseeing the adequacy and effectiveness of the Company’s information security policies and practices, as well as risks related to information security and cybersecurity. At least semiannually, and more frequently depending upon applicable facts and circumstances, our audit committee receives an overview of our cybersecurity threat risk management and strategy processes, which covers topics such as our incident response plan, results from third-party assessments, our cybersecurity risk roadmap and any threat risks, cybersecurity incidents or developments, and our progress towards risk-mitigation-related goals. The audit committee receives information related to the foregoing matters from our Chief Information Officer and Senior Director, Information Security, as well as with representatives from our enterprise risk management committee. Our audit committee also receives an annual information security report, which contains information regarding, among other things, the data security processes and procedures that have been implemented across company business units. In addition, our full board of directors is presented with updates on our cybersecurity threat risk management and strategy processes at least annually.
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
Item 2. Properties
Our corporate headquarters are located in Mountain View, California, under a lease expiring in 2029. We currently own approximately 209,000 square feet of space in Austin, Texas, which is our operating headquarters. We previously announced our intention to sell our operating headquarters in Austin, Texas, which is discussed in more detail in Note 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We also lease office spaces in other locations throughout the U.S. and internationally. We believe that these facilities are sufficient for our current needs and that additional facilities will be available to accommodate the expansion of our business should they be needed.
Item 3. Legal Proceedings
We are a party to various currently pending legal proceedings and government inquiries, and we anticipate that legal proceedings, government investigations, government inquiries or claims could be brought against us in the future. For more information on our material pending legal proceedings and governmental inquiries, see Note 12 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
None.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on the Nasdaq Global Select Market under the symbol “LZ.”
Holders of Record
As of February 14, 2025, there were 112 holders of record of our common stock.
Dividend Policy
We have not paid any dividends on our common stock in the last three years and do not intend to pay dividends in the foreseeable future.
Purchases of Equity Securities
In October 2023, our board of directors approved a stock repurchase program, or the stock repurchase program, authorizing us to repurchase up to $100.0 million of our common stock, with no fixed expiration. In May 2024, our board of directors approved a $75.0 million increase in the stock repurchase program, bringing the aggregate amount authorized to $175.00 million. In November 2024, our board of directors approved an additional $40.0 million increase in the stock repurchase program, bringing the aggregate amount authorized to $215.0 million. At December 31, 2024, approximately $50.0 million remained available for future repurchases of our common stock under the stock repurchase program. The stock repurchase program authorizes us to repurchase our common stock through any manner, including open market transactions, accelerated stock repurchase agreements, or in privately negotiated transactions with third parties, and in such amounts as management deems appropriate. Open market repurchases may be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Exchange Act. We may also from time to time enter into Rule 10b5-1 plans to facilitate repurchases of our shares of common stock under this authorization. The stock repurchase program does not obligate us to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the discretion of our board of directors.
Stock repurchase activity during the three months ended December 31, 2024 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be purchased Under the Plans
October 1, 2024 through October 31, 2024	358,706	$6.41	358,706	$9,986,329
November 1, 2024 through November 30, 2024	—	—	—	$49,986,329
December 1, 2024 through December 31, 2024	—	—	—	$49,986,329
Total	358,706	$6.41	358,706

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
The following graph depicts the total cumulative stockholder return on our common stock from June 30, 2021, the first day of trading of our common stock on the Nasdaq Global Select Market, through December 31, 2024, relative to the cumulative total returns of the Nasdaq Composite Index and Nasdaq CTA Internet Index. The graph assumes an initial investment of $100.00 at the close of trading on June 30, 2021 and the reinvestment of all dividends. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

COMPARISON OF 50 MONTH CUMULATIVE TOTAL RETURN

Among LegalZoom.com, Inc., the NASDAQ Composite Index
and the NASDAQ CTA Internet Index

$160
$140
$120
$100
$80
$60
$40
$20
$0
6/29/21
9/21
12/21
3/22
6/22
9/22
12/22
3/23
6/23
9/23
12/23
3/24
6/24
9/24
12/24
LegalZoom.com, Inc.
NASDAQ Composite
NASDAQ CTA Internet

	June 30, 2021	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024
LegalZoom.com, Inc.	$100.00	$42.46	$20.45	$29.85	$19.84
Nasdaq Composite	$100.00	$108.20	$73.00	$105.58	$136.81
Nasdaq CTA Internet	$100.00	$84.20	$44.15	$71.27	$92.64
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
Overview
LegalZoom is a leading online platform for legal services, transforming how individuals and small businesses navigate the legal system. By combining intuitive technology with access to experienced attorneys—whether through our vast independent attorney network or LegalZoom Legal Services (LZLS) law firm—we offer the tools and guidance people need to confidently manage everything from business formation and compliance to estate planning and ongoing legal support. We operate across all 50 states and in over 3,000 counties in the U.S. With over two decades of experience and millions of customers served, LegalZoom helps individuals and small businesses navigate legal needs with confidence.
Recent Developments and Updates
•On February 10, 2025, we acquired all of the outstanding equity interests of Formation Nation, Inc., or Formation Nation, for total cash consideration of $64.8 million and 2,205,445 restricted shares of our common stock. The shares are subject to a lock-up and voting agreement, and a portion of the cash consideration is subject to a one year holdback and customary adjustments. The cash consideration was funded with cash on hand. Upon closing of the transaction, Formation Nation, Inc. and its subsidiaries – including Inc Authority and Nevada Corporate Headquarters – became wholly owned subsidiaries of LegalZoom.

•In December 2024, we announced a three-year strategic partnership with Accounting Fulfillment Services, LLC, or 1-800Accountant, pursuant to which 1-800Accountant agreed to certain minimum revenue commitments to us across the term of the agreement in exchange for us agreeing to certain obligations to market 1-800Accountant services to its customers, including agreeing to refer a minimum number of our business formation customers to 1-800Accountant in order to offer full service do-it-for-me tax and bookkeeping solutions to our customers. We expect this shift in the way we commercialize our tax offering to be a revenue headwind in 2025.

•As of the date of this filing, the nationwide preliminary injunction against enforcement of the Corporate Transparency Act’s beneficial ownership information report rule is paused and the deadline for most companies to file a beneficial ownership information report is now extended until March 21, 2025. However, given that this reporting requirement continues to face legal challenges, the future of this filing requirement remains unpredictable and we expect it to be a revenue headwind in 2025.
Key Factors Affecting Our Performance
We believe that our future performance will depend on many factors, including the following:
•Macroeconomic factors. Adverse changes in, or uncertainty with respect to, general macroeconomic, political, regulatory and market conditions can negatively impact consumer spending patterns, the success of existing small businesses and the formation of new small businesses. While we continue to actively monitor the impacts of the evolving macroeconomic environment on all aspects of our business, future negative or decelerating impacts from factors such as inflation, tariffs, higher interest rates, regulatory obstacles or changes in laws and regulations remain uncertain.
•Our share of business formations. In 2024, business formations represented the largest share of our total transaction orders. Business formations act as an entrance point for many customers to the LegalZoom ecosystem, where they then often purchase a mix of transaction and subscription offerings alongside and after the initial formation transaction. As a result, our operating results depend on the continuation of new business formations in the U.S. and even more so, on our ability to increase our share of these formations.
•Ability to enhance customer lifetime value. Our future performance depends on our ability to integrate new products and services into our LegalZoom ecosystem and to increase recurring revenue through subscription offerings. As we continue to test new and existing products and services in order to optimize our product line-up, including testing various commercialization strategies for those offerings, we have experienced and expect to continue to experience increased volatility across our key business metrics. In addition, in an effort to enhance customer lifetime value, we intend to continue to invest in improving our customer experience, which includes investments in our educational content and improving our website and mobile experience.
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
See the section titled “—Critical Accounting Estimates—Revenue Recognition” below for a description of the accounting policies related to revenue recognition, including arrangements that contain multiple deliverables.
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
Excluding stock-based compensation, we expect our technology and development expenses to remain relatively consistent as a percentage of our revenue for the foreseeable future, although our technology and development expenses may fluctuate as a percentage of our revenue from period-to-period due to seasonality and the timing and extent of these expenses.
General and administrative
Our general and administrative expenses relate primarily to compensation and related benefits, including stock-based compensation, for executive and corporate personnel, professional and consulting fees, an allocation of depreciation and amortization, allocated overhead and legal costs.
We expect our general and administrative expenses to decrease as a percentage of our revenue over the longer term. However, our general and administrative expenses may fluctuate as a percentage of our revenue from period-to-period due to seasonality and the timing and extent of these expenses.
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
At December 31, 2024, we had federal net operating loss, or NOL, carryforwards of $16.6 million, which will begin to expire in 2036. At December 31, 2024, we had state NOL carryforwards of $28.8 million, which will begin to expire in 2025 and we had foreign NOL carryforwards of $35.1 million, which can be carried forward indefinitely and are not subject to expiration. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change, by value, in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its post-change income or taxes may be limited.
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
The below table sets forth the number of business formations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	(in thousands)
Number of business formations	482	581
We experienced a 17% decrease in business formation transactions during the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to a challenging macroeconomic environment and the exit of certain partner channel relationships in the third quarter of 2023. Overall U.S. business formations declined 5% during the year ended December 31, 2024, compared to the year ended December 31, 2023, based on a review of U.S. Census data revealing new applications for EINs.
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
The below table sets forth the number of transactions for the years ended December 31, 2024 and 2023 :

	Year Ended December 31,
	2024	2023
	(in thousands)
Number of transactions	1,123	1,043

We experienced an 8% increase in the number of transactions during the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily from the introduction of our beneficial ownership information report in December 2023 and to a lesser extent an increase in other small business related transactions, including annual reports and corporate dissolutions. These increases were partially offset by the decrease in business formations discussed above.
Average order value
We define average order value for a given period as total transaction revenue divided by total number of transactions in such period. We consider average order value to be an important metric given that it indicates how much customers are spending on average on our platform per transaction.
The below table sets forth the average order value for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Average order value	$219	$238
Average order value decreased by 8% during the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease in average order value was primarily driven by a higher mix of lower priced small business-related transactions, including beneficial ownership information reports, and a reduction in the fees earned from third-party providers from leads generated for such providers through our online platforms.
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
The below table sets forth the number of subscription units as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023
	(in thousands)
Number of subscription units	1,766	1,545
We achieved 14% growth in the number of subscription units from December 31, 2023 to December 31, 2024, primarily driven by an increase in forms and e-signature and accounting solution subscriptions resulting from the bundling of these products into certain business formation offerings and an increase in compliance subscriptions. Growth in subscription units as of December 31, 2024 was partially offset by the discontinuation of new customer acquisition for our tax offering.
On a sequential basis, the number of subscription units as of December 31, 2024 increased 3% from 1,717 thousand subscription units as of September 30, 2024.
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
The below table sets forth ARPU as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023
Average revenue per subscription unit	$263	$277
ARPU declined 5% as of December 31, 2024 as compared to December 31, 2023 driven primarily by pricing changes to our compliance related subscriptions and virtual mail subscriptions. ARPU as of December 31, 2024 was flat sequentially compared to September 30, 2024.
Annual small business retention rate
We define annual small business retention rate as the percentage of small business subscription units active as of the last day of the quarter one year ago that were still active subscriptions 12 months later. Small business subscription units represent our subscriptions targeted at our small business customers and include subscriptions for our registered agent and compliance services, our tax solutions, our small business legal advisory plan and subscriptions acquired through our purchase of Earth Class Mail Inc. and Revvsales Inc., and exclude subscriptions from our enterprise customers, our operations in the U.K. and our consumer legal advisory plan. Annual small business retention rate includes both monthly and annual subscription units and reflects all subscription unit attrition, including as a result of actual business failures of certain of our customers. Our annual small business retention rate as of December 31, 2024 was approximately 63%.
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

	Year Ended December 31,
	2024	2023
	(in thousands)
Revenue	$681,881	$660,727
Cost of revenue(1)(2)	240,093	239,263
Gross profit	441,788	421,464
Operating expenses:
Sales and marketing(1)(2)	207,684	210,872
Technology and development(1)(2)	89,584	83,181
General and administrative(1)(2)	108,939	106,352
Total operating expenses	406,207	400,405
Income from operations	35,581	21,059
Interest expense	(446)	(493)
Interest income	7,850	9,307
Other income (expense), net	98	1,621
Income before income taxes	43,083	31,494
Provision for income taxes	13,120	17,541
Net income	$29,963	$13,953

(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Cost of revenue	$5,833	$4,318
Sales and marketing	8,077	6,096
Technology and development	19,573	18,899
General and administrative	38,027	36,702
Total stock-based compensation expense	$71,510	$66,015
Stock-based compensation expense increased for the year ended December 31, 2024 compared to the year ended December 31, 2023 due to time-based restricted stock units, or RSUs, RSUs with performance and market conditions, and RSUs with market conditions granted to eligible employees and members of our senior leadership team in 2024. Refer to Note 14 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(2)Includes depreciation and amortization expense for our property and equipment, including capitalized internal-use software and intangible assets as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Cost of revenue	$18,902	$12,772
Sales and marketing	3,736	5,286
Technology and development	7,688	4,184
General and administrative	4,601	3,141
Total depreciation and amortization expense	$34,927	$25,383
Comparison of the Year Ended December 31, 2024 and 2023
Revenue

	Year Ended December 31,
	2024	2023	$ change	% change
	(in thousands, except percentages)
Revenue by type
Transaction	$245,692	$247,780	$(2,088)	(1%)
Subscription	436,189	412,947	23,242	6%
Total revenue	$681,881	$660,727	$21,154	3%
The 3% increase in total revenue for the year ended December 31, 2024 compared to the year ended December 31, 2023 was driven by an increase in subscription revenue. Subscription revenue was 64% and 62% of total revenue for the year ended December 31, 2024 and 2023, respectively, and transaction revenue was 36% and 38% of total revenue for the year ended December 31, 2024 and 2023, respectively.
Transaction revenue decreased 1% year-over-year for the year ended December 31, 2024 primarily due to a 17% decrease in business formations and a reduction in fees earned from third-party providers from leads generated from such providers through our online platform, partially offset by the introduction of our beneficial ownership information report and an increase in other small business related transactions, including annual reports and dissolutions.
Subscription revenue increased 6% year-over-year for the year ended December 31, 2024 primarily due to our compliance-related subscriptions and legal advisory subscriptions, partially offset by the discontinuation of new customer acquisition for our tax offerings and the exit of certain channel partner relationships in the third quarter of 2023.
Cost of revenue

	Year Ended December 31,
	2024	2023	$ change	% change
	(in thousands, except percentages)
Cost of revenue	$240,093	$239,263	$830	—%
Cost of revenue for the year ended December 31, 2024 increased by $0.8 million mainly due to a $6.1 million increase in depreciation and amortization expense primarily resulting from higher capitalization of internal-use software development costs and a $1.5 million increase in stock-based compensation expense, partially offset by a $4.8 million decrease in filing fees and a $3.3 million decrease in third party staffing fees. The decrease in filing fees was primarily driven by the decrease in business formations during the year ended December 31, 2024 compared to the year ended December 31, 2023.
Gross profit

	Year Ended December 31,
	2024	2023	$ change	% change
	(in thousands, except percentages)
Gross profit	$441,788	$421,464	$20,324	5%
The increase in gross profit was driven by a $21.2 million increase in revenue partially offset by a $0.8 million increase in cost of revenue as discussed above.
Sales and marketing

	Year Ended December 31,
	2024	2023	$ change	% change
	(in thousands, except percentages)
Sales and marketing	$207,684	$210,872	$(3,188)	(2%)
Sales and marketing expenses for the year ended December 31, 2024 decreased by $3.2 million primarily due to a $15.4 million reduction in payroll and related benefits, partially offset by a $12.2 million increase in customer acquisition media spend. The decrease in payroll and related benefits was largely due to decreased sales and marketing headcount. Customer acquisition media spend was $157.6 million and $145.3 million for the year ended December 31, 2024 and 2023, respectively, as we continued to invest in expanding our customer base and building our digital brand leadership and awareness.
Technology and development

	Year Ended December 31,
	2024	2023	$ change	% change
	(in thousands, except percentages)
Technology and development	$89,584	$83,181	$6,403	8%
Technology and development expenses for the year ended December 31, 2024 increased primarily due to an increase in payroll and related benefits largely due to increased technology and development headcount during the year ended December 31, 2024.

General and administrative

	Year Ended December 31,
	2024	2023	$ change	% change
	(in thousands, except percentages)
General and administrative	$108,939	$106,352	$2,587	2%
General and administrative expenses for the year ended December 31, 2024 increased primarily due to a $1.4 million increase in severance and related termination benefits costs primarily related to the reduction of our global workforce during the year ended December 31, 2024, and a $1.3 million increase in stock-based compensation.
Interest expense

	Year Ended December 31,
	2024	2023	$ change	% change
	(in thousands, except percentages)
Interest expense	$446	$493	$(47)	(10%)
Interest expense consists primarily of amortization of debt issuance costs related to our 2021 Revolving Facility.
Interest income

	Year Ended December 31,
	2024	2023	$ change	% change
	(in thousands, except percentages)
Interest income	$7,850	$9,307	$(1,457)	(16%)
Interest income consists of interest income generated from our money market investments.
Other income (expense), net

	Year Ended December 31,
	2024	2023	$ change	% change
	(in thousands, except percentages)
Other income (expense), net	$98	$1,621	$(1,523)	(94%)
The change in other income (expense), net, between 2024 and 2023 was primarily due to changes in foreign currency movements related to our intercompany loans which were denominated in British Pound Sterling, or GBP.
Provision for income taxes

	Year Ended December 31,
	2024	2023	$ change	% change
	(in thousands, except percentages)
Provision for income taxes	$13,120	$17,541	$(4,421)	(25%)
Effective tax rate	30%	56%
The $4.4 million favorable change in our provision for income taxes in 2024 as compared to 2023 was primarily due to lower non-deductible stock-based compensation, lower shortfalls on stock-based compensation and a decrease in unrecognized tax benefits for the year ended December 31, 2024 compared to the year ended December 31, 2023.

Comparison of the Years Ended December 31, 2023 and 2022
For a discussion related to the results of operations and changes in financial condition for the year ended December 31, 2023 compared to the year ended December 31, 2022, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 29, 2024.
Liquidity and Capital Resources
Overview
We fund our operations and capital expenditures from cash flows from operating activities. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes. At December 31, 2024, our principal sources of liquidity were cash and cash equivalents of $142.1 million, which consisted of cash on deposit with banks and money market funds, of which approximately $3.3 million related to our foreign subsidiaries. Our cash and cash equivalents decreased by $83.7 million from December 31, 2023 to December 31, 2024, primarily as a result of purchases of property and equipment and stock repurchases, partially offset by cash provided by operating activities during the year. Subsequent to year end, we used $50.1 million of cash in connection with our acquisition of all of the outstanding equity interests of Formation Nation.
We currently anticipate that our available cash, cash equivalents and cash provided by operating activities will be sufficient to meet our operational cash needs for at least the next twelve months and in the foreseeable future. We have the ability to supplement our liquidity needs with borrowings under our 2021 Revolving Facility. In addition, we previously announced our intention to sell our operating headquarters in Austin, Texas, which is discussed in more detail in Note 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. During the fourth quarter of 2024, we entered into a purchase and sale agreement for the sale of this property for a purchase price of $37.8 million, which is expected to close on March 31, 2025.
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
In October 2023, our board of directors approved a stock repurchase program, pursuant to which our management is authorized to repurchase up to $100.0 million of shares of our common stock from time to time. In May 2024, our board of directors approved a $75.0 million increase in the stock repurchase program and in November 2024, our board of directors approved an additional $40.0 million increase in the stock repurchase program. At December 31, 2024, approximately $50.0 million remained available for future repurchases of our common stock under the stock repurchase program. For additional information regarding our stock repurchase programs, refer to Note 13 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Borrowings
2021 Revolving Facility
On July 2, 2021, we entered into our $150.0 million 2021 Revolving Facility with JPMorgan Chase Bank, N.A., as the administrative agent. The 2021 Revolving Facility, as amended, provides for the issuance of up to $20.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, in an amount of up to $10.0 million. At December 31, 2024, we had no borrowings outstanding and $150.0 million was available for use under our 2021 Revolving Facility.
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
We are required to pay a commitment fee in respect of unutilized commitments under the 2021 Revolving Facility. The commitment fee is, initially, 0.35% per annum. The commitment fee is subject to a reduction of 0.10% if the total net first lien leverage ratio does not exceed 3.50 to 1.00. We are also required to pay customary letter of credit fees and agency fees. At December 31, 2024, the interest rate applicable to the 2021 Revolving Facility was subject to a 1.0% floor and was at a rate equal to the greatest of: (i) the administrative agent’s prime rate; (ii) the federal funds effective rate plus 1/2 of 1.0%; and (iii) the secured overnight financing rate, or SOFR, plus a 0.10% credit spread adjustment to the SOFR benchmark, or Adjusted Term SOFR, plus 1.00%; provided that if the Adjusted Term SOFR is less than zero, the Adjusted Term SOFR shall be deemed to be zero. The interest rate margins under the 2021 Revolving Facility are subject to a reduction of 0.25% and a further reduction of 0.25% if the total net first lien leverage ratio does not exceed 3.50 to 1.00 and 2.50 to 1.00, respectively.
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
Cash flows
The following table sets forth a summary of our cash flows for the periods indicated:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	135,639	124,308
Net cash used in investing activities	(35,696)	(31,555)
Net cash used in financing activities	(183,285)	(56,150)
Effect of exchange rate changes on cash and cash equivalents	(313)	34
Net (decrease) increase in cash and cash equivalents	(83,655)	36,637
For a discussion of our cash flows for the year ended December 31, 2022, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 29, 2024.
Net cash provided by operating activities
Our largest source of operating cash is cash collections from our customers for our transaction products and subscription services. Our primary uses of cash in operating activities are for our fulfillment, production and customer care costs, employee salaries and benefits, sales and marketing expenses and third party consulting expenses. Net cash provided by operating activities is impacted by our net income adjusted for certain non-cash items, including depreciation and amortization expense, stock-based compensation and impairments of long-lived assets, as well as the effect of changes in operating assets and liabilities.
In 2024, cash provided by operating activities was $135.6 million resulting from a net income of $30.0 million, adjusted for stock-based compensation and other non-cash expenses of $104.9 million and net cash flows provided by changes in operating assets and liabilities of $0.8 million. The $0.8 million of net cash flows provided by changes in our operating assets and liabilities included a $6.6 million increase in deferred revenue largely due to the growth of our subscription units, which are predominantly billed in advance of our revenue recognition, and a net $0.5 million decrease in accounts receivable, prepaid expenses and other current assets, partially offset by a $6.9 million decrease in accounts payable, accrued expenses and other liabilities, and operating lease liabilities due to the timing of our payments
In 2023, cash provided by operating activities was $124.3 million resulting from a net income of $14.0 million, adjusted for stock-based compensation and other non-cash expenses of $96.8 million and net cash flows provided by changes in operating assets and liabilities of $13.6 million. The $13.6 million of net cash flows provided from changes in our operating assets and liabilities included a net $6.8 million increase in accounts payable, accrued expenses and other liabilities, and operating lease liabilities due to the timing of our payments, a $3.3 million increase in deferred revenue largely due to growth of our subscription units, which are predominantly billed in advance of our revenue recognition, and a $3.0 million decrease in accounts receivable, prepaid expenses and other current assets.
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
In 2024, net cash used in investing activities was $35.7 million, resulting primarily from purchase of property and equipment, including capitalized internal-use software.
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
In 2024, net cash used in financing activities was $183.3 million, primarily for the repurchase of common stock under our stock repurchase program.
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
Commitments
We have non-cancelable agreements with various vendors, which require us to pay $36.4 million over a three-year period, of which $25.2 million remains to be paid as of December 31, 2024.
Lease Obligations
At December 31, 2024, we had various non-cancelable operating leases for office space, which expire between June 2025 and February 2033. At December 31, 2024, we had total minimum operating lease maturities of $8.8 million, $1.9 million of which mature within twelve months. See Note 8 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding our future operating lease payments.
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
The following table presents a reconciliation of net income to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2024	2023
	(in thousands)
Reconciliation of net income to Adjusted EBITDA
Net income	$29,963	$13,953
Interest expense	446	493
Interest income	(7,850)	(9,307)
Provision for income taxes	13,120	17,541
Depreciation and amortization	34,927	25,383
Other (income) expense, net	(98)	(1,621)
Stock-based compensation	71,510	66,015
Restructuring costs(1)	6,096	4,666
Certain non-recurring expenses(2)	—	1,568
Adjusted EBITDA	$148,114	$118,691

	Year Ended December 31,
	2024	2023
	(in thousands)
Net income margin	4%	2%
Adjusted EBITDA margin	22%	18%
(1)     For 2024, restructuring costs related to the reduction of our global workforce. For 2023, restructuring costs related to the reduction of our U.S. and U.K. headcount. Restructuring expenses include salary and benefits for the impacted employees and are included in general and administrative expenses in the accompanying consolidated statements of operations appearing elsewhere in this Annual Report on Form 10-K.
(2)    Certain non-recurring expenses included costs incurred by us in conjunction with secondary offerings of shares of our common stock by a selling stockholder in September 2023 and November 2023.
The increase in Adjusted EBITDA of $29.4 million for the year ended December 31, 2024 reflects an increase in revenue of $21.2 million, a reduction in cost of revenue, excluding non-cash and non-recurring items, of $6.8 million, and a $3.0 million decrease in operating expenses, excluding non-cash and non-recurring items.
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
The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable GAAP measure, to free cash flow:

	Year Ended December 31,
	2024	2023
	(in thousands)
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow
Net cash provided by operating activities	$135,639	$124,308
Purchase of property and equipment	(35,696)	(31,593)
Free cash flow	$99,943	$92,715
The increase in our free cash flow of $7.2 million for the year ended December 31, 2024 was primarily due to an $11.3 million increase in net cash provided by operating activities. The increase in net cash provided by operating activities resulted from a $24.1 million increase in net income after adjusting for stock-based compensation and other non-cash items, partially offset by a $12.8 million unfavorable change in our operating assets and liabilities. Free cash flow was also impacted by higher capital expenditures for the purchase of property and equipment, including capitalization of internal-use software.
Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for further information on certain accounting standards adopted in 2024 and recent accounting announcements that have not yet been required to be implemented and may be applicable to our future operations.

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
Revenue recognition
We derive our revenue from the following sources:
Transaction revenue—Transaction revenue is primarily generated from our customized legal document services upon fulfillment of these services. Transaction revenue includes filing fees and is net of cancellations, promotional discounts, sales allowances and credit reserves. Tax preparation services are recognized at the point in time when the customer’s tax return is filed and accepted by the applicable government authority. We also earn fees from third party providers from leads generated to such providers through our online legal platform.
Subscription revenue—Subscription revenue is generated primarily from subscriptions to our registered agent, compliance packages, attorney advice, legal forms, tax and accounting, virtual mail and e-signature services, and software-as-a-service, or SaaS, accounting solution subscriptions and SaaS subscriptions in the U.K. We generally recognize revenue from our subscriptions ratably over the subscription term. Subscription terms generally range from thirty days to one year. Subscription revenue includes the transaction price allocated to bundled free trials for our subscription services and is net of promotional discounts, cancellations, sales allowances and credit reserves and payments to third party service providers.
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
Subscription services are generally paid monthly or annually in advance of the subscription period except for SaaS services in the U.K. and virtual mail subscriptions, which are invoiced monthly in arrears. Amounts collected in advance of revenue recognition are recorded in deferred revenue. Customers may pay for services, however, may not provide the necessary information to complete a transaction. We attempt to contact the customer to complete the abandoned order. We recognize revenue on abandoned services, or breakage, when it is likely to occur and the amount can be recognized without significant risk of reversal. We recognize breakage in proportion to the pattern of rights exercised by the customer. Judgment is required to determine the amount of breakage and when breakage is likely to occur, which we estimate based on historical data of breakage for similar services.
Services we offer can generally either be purchased on a stand-alone basis or bundled together as part of a package of services. Accordingly, a significant number of our arrangements include multiple performance obligations, such as the preparation of legal documents combined with related document revision, document storage, registered agent services, and free trial periods of our subscriptions. At contract inception, we assess the services promised in our contracts with customers and identify performance obligations for each promise to transfer to the customer a service or bundle of services that is distinct. The identification of distinct performance obligations within our packages may require significant judgment.
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
In arrangements in which we are the principal, we record as revenue the amounts we have billed to our customer, net of sales allowance, and we record the fee payable to the third party as cost of revenue. We are the principal in most of our legal document preparation and registered agent services, including legal entity formations and similar arrangements and formation, and since December 2021, tax advisory and preparation services through our fulfilled tax subscription, LZ Tax. For these services, revenue includes filing and similar fees. Our alternative business structures, or ABS, offer legal advisory services that are marketed through our websites. Our ABS provides independent legal advice to our customers and is directly responsible for, and control the fulfillment of, the legal services. Accordingly, for services provided by our ABS, we recognize revenue as the principal.
In arrangements in which we are not the principal, we record revenue on a net basis, which is equal to the amount billed to our customer, net of sales allowances and the fee payable to the third party or partner that is primarily responsible for performing the services for the customer. Except for our Arizona ABS, we are not a law firm in the U.S. and cannot provide legal advice through our U.S. entities. Therefore, the participating independent law firms in our legal plans control the service to the customer and have the primary service obligation to provide attorney consultations to our customers, for which we pay the law firms a monthly fee.

For these arrangements, we recognize revenue on a net basis as an agent. For other services provided by third parties, including deed transfer, accounting, business data protection, revenue is recognized net of fees payable to third-parties. For partner revenue, we receive a fee for the referral of our customer to the partner or we retain a portion of the fee paid by the customer and share the remainder with the partner. Our partner controls the service to the customer and the partner is responsible for fulfilling the referred service to the customer, accordingly, we recognize revenue for these arrangements on a net basis.
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
For our goodwill impairment test performed in the fourth quarter of 2024 and 2023, the fair value of our consolidated reporting unit significantly exceeded our carrying value.
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
The Black-Scholes option pricing model and the Monte Carlo simulation model requires us to make certain assumptions including the fair value of our underlying common stock, the expected term, the expected stock price volatility, the risk-free interest rates and the expected dividend yield of our common stock. These assumptions, other than the fair value of our common stock, are estimated as follows:
•Expected term. The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. The expected term of options granted is estimated based upon actual historical exercise and post-vesting cancellations, adjusted for expected future exercise behavior. The expected term of restricted stock units is defined as the remaining term from the grant date to the end of the performance period.
•Risk-free interest rate. The risk-free interest rate assumption is based upon observed interest rates on the U.S. government securities appropriate for the expected term of our stock options and restricted stock units with market condition.
•Expected volatility. Because our common stock has limited publicly traded history, we estimate the expected volatility from the historical volatility of selected public companies with comparable characteristics to us, including similarity in size, lines of business, market capitalization and revenue and financial leverage. We determine the expected volatility assumption using the frequency of daily historical prices of comparable public companies’ common stock for a period equal to the expected term of the options. We periodically assess the comparable companies and other relevant factors used to measure expected volatility for future stock option and restricted stock units with market conditions grants.
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
If any of the assumptions used in the Black-Scholes option pricing model and the Monte Carlo simulation model change significantly, stock-based compensation for future awards may differ materially compared with the awards granted previously.
The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If we had made different assumptions, our stock-based compensation expense, and our net income (loss) for 2024, 2023 and 2022 may have been materially different.
Options. The weighted-average assumptions that were used to calculate the grant-date fair-value of our stock option grants were as follows:

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
The assumptions that were used to calculate the grant-date fair value of our RSUs with a performance and market conditions granted during the year ended December 31, 2024, using a Monte Carlo simulation model were as follows:

Year Ended December 31,
2024
Expected life (years)	0.4-0.8
Risk-free interest rate	5.2%-5.4%
Expected volatility	47.4%-66.1%
Expected dividend yield	—
The assumptions that were used to calculate the grant-date fair value of the RSUs with a market vesting condition granted in July 2024 using a Monte Carlo simulation model were as follows:

Year Ended December 31,
2024
Expected life (years)	5
Risk-free interest rate	4.2%
Expected volatility	59.4%
Expected dividend yield	—

The assumptions that were used to calculate the grant-date fair value of the RSUs with a market vesting condition granted in November 2024 using a Monte Carlo simulation model were as follows:

Year Ended December 31,
2024
Expected life (years)	3
Risk-free interest rate	4.2%
Expected volatility	60.9%
Expected dividend yield	—
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We have operations both within the U.S. and, to a lesser extent, in the U.K., and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate fluctuations and foreign currency exchange risks, and to a lesser extent, inflation risk.
Interest rate fluctuation risk
At December 31, 2024 and 2023, we had cash and cash equivalents of $142.1 million and $225.7 million, respectively, which consisted of cash on deposit with banks and in short-term highly-liquid money market funds. Interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We had no outstanding debt subject to interest rate risk as of December 31, 2024 and 2023, and, as a result, we do not expect to be exposed to fluctuations in interest rates for the foreseeable future. However, we would be subject to fluctuation in interest rates if we draw down under our 2021 Revolving Facility, including issuance of any letters of credit.
Foreign currency exchange risk
We have foreign currency risks related to our revenue, expenses, and intercompany balances denominated in currencies other than our functional currency, the U.S. Dollar, principally GBP. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany loans that are denominated in currencies other than the U.S. Dollar. We recognized foreign currency transaction loss of $0.6 million in the year ended December 31, 2024. A 10% adverse change in foreign exchange rates on foreign-denominated accounts for the year ended December 31, 2024, including intercompany balances, would have resulted in a $0.5 million increase in our reported foreign currency loss for the year ended December 31, 2024. In the event our non-U.S. Dollar-denominated sales and expenses increase, our results of operations may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities could have on our results of operations.
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

Item 8. Financial Statements and Supplementary Data
LEGALZOOM.COM, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of LegalZoom.com, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of LegalZoom.com, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition
As described in Note 2 to the consolidated financial statements, the Company’s total consolidated revenue was $681.9 million for the year ended December 31, 2024. The Company recognizes revenue when the performance obligation is satisfied by transferring the promised good or service to the customer. For transaction-based services, revenue is generally recognized at a point-in-time when the services are delivered to the customer. For subscription-based services, revenue is generally recognized on a straight-line basis over the subscription term. Revenue earned from leads generated to third-party providers is recognized at a point-in-time when the related performance-based criteria have been met. Services can generally either be purchased on a stand-alone basis or bundled together as part of a package of services. Accordingly, a significant number of the Company’s arrangements include multiple performance obligations. The transaction price is based on the contractual amounts and is allocated to each separate performance obligation based on the amount of consideration which management expects to be entitled in exchange for the services provided.

The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of revenue at the transaction price based on contractual amounts. These procedures also included, among others (i) testing the revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as invoices, customer contracts, proof of fulfillment, and subsequent payment receipts and (ii) testing a sample of outstanding customer invoice balances as of December 31, 2024 by obtaining and inspecting source documents, such as invoices, customer contracts, and subsequent payment receipts.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 26, 2025
We have served as the Company’s auditor since 2006.

LegalZoom.com, Inc.
Consolidated Balance Sheets
(In thousands, except par values)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$142,064	$225,719
Accounts receivable, net of allowances of $2,121 and $4,906, respectively	8,511	11,738
Prepaid expenses and other current assets	17,926	15,159
Current assets held for sale	22,722	22,722
Total current assets	191,223	275,338
Property and equipment, net	59,788	48,232
Goodwill	63,318	63,318
Intangible assets, net	8,653	13,735
Operating lease right-of-use assets	7,189	8,518
Deferred income taxes	34,696	29,015
Available-for-sale debt security (amortized cost of $848 and $836)	1,377	1,159
Other assets	7,639	8,503
Total assets	$373,883	$447,818
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$31,150	$32,282
Accrued expenses and other current liabilities	57,928	61,678
Deferred revenue	174,643	167,951
Operating lease liabilities	1,861	2,052
Total current liabilities	265,582	263,963
Operating lease liabilities, non-current	6,018	6,966
Deferred revenue	381	490
Other liabilities	8,645	7,565
Total liabilities	280,626	278,984
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value 100,000 shares authorized at December 31, 2024 and 2023, none issued or outstanding at December 31, 2024 and 2023	—	—
Common stock, $0.001 par value; 1,000,000 and 1,000,000 shares authorized; 173,619 and 188,538 shares issued and outstanding at December 31, 2024 and 2023, respectively	175	189
Additional paid-in capital	1,161,538	1,101,474
Accumulated deficit	(1,069,317)	(933,061)
Accumulated other comprehensive income	861	232
Total stockholders’ equity	93,257	168,834
Total liabilities and stockholders’ equity	$373,883	$447,818
The accompanying notes are an integral part of these consolidated financial statements

LegalZoom.com, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue	$681,881	$660,727	$619,979
Cost of revenue	240,093	239,263	211,095
Gross profit	441,788	421,464	408,884
Operating expenses:
Sales and marketing	207,684	210,872	263,884
Technology and development	89,584	83,181	70,434
General and administrative	108,939	106,352	116,057
Impairment of long-lived assets	—	—	248
Total operating expenses	406,207	400,405	450,623
Income (loss) from operations	35,581	21,059	(41,739)
Interest expense	(446)	(493)	(260)
Interest income	7,850	9,307	1,803
Other income (expense), net	98	1,621	(4,477)
Impairment of other equity security	—	—	(3,000)
Income (loss) before income taxes	43,083	31,494	(47,673)
Provision for income taxes	13,120	17,541	1,060
Net income (loss)	$29,963	$13,953	$(48,733)
Net income (loss) — basic:	$29,963	$13,953	$(48,733)
Net income (loss) — diluted:	$29,963	$13,953	$(48,733)
Net income (loss) per share:
Net income (loss) per share — basic:	$0.17	$0.07	$(0.25)
Net income (loss) per share — diluted:	$0.16	$0.07	$(0.25)
Weighted-average shares used to compute net income (loss) per share:
Weighted-average shares used to compute net income (loss) per share — basic:	180,210	190,466	195,829
Weighted-average shares used to compute net income (loss) per share — diluted:	182,865	194,415	195,829
The accompanying notes are an integral part of these consolidated financial statements

LegalZoom.com, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$29,963	$13,953	$(48,733)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	475	(1,370)	3,436
Change in available-for-sale debt securities:
Unrealized gains (losses), net	154	105	(144)
Total change in available-for-sale debt securities	154	105	(144)
Total other comprehensive income (loss)	629	(1,265)	3,292
Total comprehensive income (loss)	$30,592	$12,688	$(45,441)
The accompanying notes are an integral part of these consolidated financial statements

LegalZoom.com, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (loss) Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	198,084	$198	$947,160	$(748,012)	$(1,795)	$197,551
Issuance of common stock upon exercise of stock options and ESPP	540	—	2,436	—	—	2,436
Issuance of common stock upon vesting of restricted stock unit awards	1,458	1	—	—	—	1
Shares surrendered for settlement of minimum statutory tax withholdings	(4)	—	(41)	—	—	(41)
Stock-based compensation	—	—	82,995	—	—	82,995
Repurchase and retirement of common stock	(9,256)	(9)	—	(95,117)	—	(95,126)
Other comprehensive income	—	—	—	—	3,292	3,292
Net loss	—	—	—	(48,733)	—	(48,733)
Balance at December 31, 2022	190,822	$190	$1,032,550	$(891,862)	$1,497	$142,375
Issuance of common stock upon exercise of stock options and ESPP	976	1	8,444	—	—	8,445
Issuance of common stock upon vesting of restricted stock unit awards	3,438	3	(3)	—	—	1
Shares surrendered for settlement of minimum statutory tax withholdings	(829)	—	(9,587)	—	—	(9,587)
Stock-based compensation	—	—	70,071	—	—	70,071
Repurchase and retirement of common stock	(5,868)	$(6)	$—	$(54,867)	$—	$(54,873)
Stock repurchase costs	—	—	—	(100)	—	(100)
Stock repurchase excise tax	—	—	—	(185)	—	(185)
Other comprehensive loss	—	—	—	—	(1,265)	(1,265)
Net income	—	—	—	13,953	—	13,953
Balance at December 31, 2023	188,538	$189	$1,101,474	$(933,061)	$232	$168,834
Issuance of common stock upon exercise of stock options and ESPP	651	1	2,413	—	—	2,414
Issuance of common stock upon vesting of restricted stock unit awards	5,875	6	(6)	—	—	—
Shares surrendered for settlement of minimum statutory tax withholdings	(2,217)	$(2)	$(19,820)	$—	$—	$(19,822)
Stock-based compensation	—	—	77,477	—	—	77,477
Repurchase and retirement of common stock	(19,228)	(19)	—	(164,972)	—	(164,991)
Stock repurchase excise tax	—	—	—	(1,247)	—	(1,247)
Other comprehensive income	—	—	—	—	629	629
Net income	—	—	—	29,963	—	29,963
Balance at December 31, 2024	173,619	175	$1,161,538	$(1,069,317)	$861	$93,257
The accompanying notes are an integral part of these consolidated financial statements

LegalZoom.com, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income (loss)	$29,963	$13,953	$(48,733)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	34,927	25,383	21,745
Amortization of debt issuance costs	227	227	227
Amortization of right-of-use assets	2,132	2,692	2,049
Stock-based compensation	71,510	66,015	80,469
Impairment of long-lived assets	—	—	248
Impairment of other equity security	—	—	3,000
Deferred income taxes	(4,552)	4,712	(793)
Change in fair value of contingent consideration	—	(836)	(150)
Unrealized foreign exchange loss (gain)	648	(1,387)	3,558
Other	—	(39)	168
Changes in operating assets and liabilities, net of effects of business combinations, asset acquisition and disposal of business:
Accounts receivable	3,227	1,441	(2,505)
Prepaid expenses and other current assets	(2,775)	1,557	(523)
Other assets	707	435	179
Accounts payable	(817)	5,025	(6,609)
Accrued expenses and other liabilities	(4,156)	4,119	6,535
Operating lease liabilities	(1,942)	(2,319)	(2,135)
Income tax payable	(44)	(4)	28
Deferred revenue	6,584	3,334	17,079
Net cash provided by operating activities	135,639	124,308	73,837
Cash flows from investing activities
Acquisitions, net of cash acquired	—	—	(2,532)
Asset acquisition, net of cash acquired	—	—	(6,299)
Proceeds from acquisition working capital adjustment	—	—	307
Purchase of property and equipment	(35,696)	(31,593)	(22,098)
Other	—	38	—
Net cash used in investing activities	(35,696)	(31,555)	(30,622)
Cash flows from financing activities
Repayment of finance lease obligations	(25)	(35)	(14)
Payment of contingent consideration	—	—	(600)
Repurchase and retirement of shares	(165,014)	(54,873)	(95,126)
Payment of stock repurchase costs	(169)	(100)	—
Shares surrendered for settlement of minimum statutory tax withholding	(20,491)	(9,587)	(41)
Proceeds from issuance of stock under employee stock plans	2,414	8,445	2,438

LegalZoom.com, Inc.
Consolidated Statements of Cash Flows (continued)
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net cash used in financing activities	(183,285)	(56,150)	(93,343)
Effect of exchange rate changes on cash and cash equivalents	(313)	34	(87)
Net (decrease) increase in cash and cash equivalents	(83,655)	36,637	(50,215)
Cash and cash equivalents, at beginning of the period	225,719	189,082	239,297
Cash and cash equivalents, at end of the period	$142,064	$225,719	$189,082
Supplemental cash flow data
Cash paid during the year for:
Income taxes	26,191	6,598	741
Non-cash operating, investing, and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	$803	$63	$7,528
Capitalized stock-based compensation	5,967	4,056	2,526
Purchase of property and equipment included in accounts payable and accrued expenses and other current liabilities	2,342	2,577	646
Accrued stock repurchase excise tax	1,247	185	—
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
Segment and Geographic Information
Our Chief Executive Officer, as the Chief Operating Decision Maker, organizes our company, manages resource allocations, and measures performance on the basis of one operating segment. Refer to Note 21 to our consolidated financial statements.
Foreign Currency
The British Pound Sterling is the functional currency for our foreign subsidiaries domiciled in the U.K. The financial statements of these foreign subsidiaries are translated to U.S. Dollars using period-end rates of exchange for assets and liabilities, historical rates of exchange for equity, and average rates of exchange for the period for revenue and expenses. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of our consolidated statements of stockholders’ equity. We recognized foreign currency transaction loss in the accompanying consolidated statement of operations of $0.6 million for 2024, a gain of $1.4 million for 2023, and a loss of $3.6 million for 2022.
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
At December 31, 2024 and 2023, our financial assets recorded at fair value on a recurring basis consist of cash equivalents and available-for-sale debt securities. The cash equivalent consists of money market funds valued using quoted prices in active markets, which represents Level 1 inputs in the fair value hierarchy. The available-for-sale debt securities are valued using a Monte Carlo simulation, which include inputs that represent Level 3 inputs in the fair value hierarchy.
The carrying amounts of accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair values because of the short-term nature of these items.
Concentrations of Credit Risk
We maintain accounts in the U.S. banks with funds insured by the Federal Deposit Insurance Corporation, or FDIC. Our bank accounts may, at times, exceed the FDIC insured limits. Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents. Management believes that we are not exposed to any significant credit risk related to our cash or cash equivalents and have not experienced any losses in such accounts.

Due to a large and diverse customer base, no individual customer represented more than 10% of total revenue in December 31, 2024, 2023 or 2022. At December 31, 2024 and 2023, there were no customers with an outstanding balance of 10% or more of our accounts receivable balance.
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with original maturities of ninety days or less at the date of purchase. At December 31, 2024 and 2023, our cash consisted of bank account deposits and our cash equivalents consisted of $114.7 million and $209.0 million, respectively, invested in money market funds.
Accounts Receivable and Allowance for Credit Losses
Our accounts receivable balances, which are not collateralized and do not bear interest, primarily consist of amounts receivable from our credit and debit card merchant processors, customer receivables, and fees due from third parties for services purchased by our customers from such third parties. We reduce our accounts receivable for sales allowances and a reserve for potentially uncollectible receivables. We determine the amount of the allowances based on various factors, including historical collection experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect our ability to collect from customers. Account balances are charged off against the allowance when we determine that it is not probable we will collect the receivable. At December 31, 2024 and 2023, the allowance for credit losses was not material.
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
Available-for-sale Debt Security
At December 31, 2024 and 2023, we held a long-term investment in a privately held company through the purchase of a convertible promissory note. This investment is classified as an available-for-sale debt security. For available-for-sale debt securities that have the estimated fair values below their amortized cost basis, we evaluate our intent to sell the security or whether we will more likely than not be required to sell the security before recovery of its amortized cost basis. If either of these criteria are met, the security’s amortized cost basis is written down to its fair value through earnings. If these criteria are not met, we evaluate whether the decline in fair value has resulted from credit loss or other factors. If the assessment indicates a credit loss exists, the credit-related portion of the loss is recorded as allowance for credit loss with a corresponding credit loss expense, included in the consolidated statement of operations. If the assessment indicates a credit loss does not exist, impairment is recognized in other comprehensive income (loss), net of applicable taxes.
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
Held for Sale
We classify long-lived assets or asset groups we plan to sell as held for sale on our consolidated balance sheets only after certain criteria have been met including: management has the authority and commits to a plan to sell the asset, the asset is available for immediate sale in its present condition, an active program to locate a buyer and the plan to sell the asset have been initiated, the sale of the asset is probable within twelve months (subject to events and circumstances outside our control which may extend the period required to complete the sale beyond one year), the asset is being actively marketed at a reasonable sales price relative to its current fair value, and it is unlikely that the plan to sell will be withdrawn or that significant changes to the plan will be made. We record assets or asset groups held for sale at the lower of their carrying value or fair value less costs to sell. Once classified as held for sale, depreciation and amortization is not recorded for any long-lived assets.
Leases
We determine whether an arrangement is a lease, or contains a lease, at inception if we are able to identify an asset and can conclude we have the right to control the identified asset for a period of time. Leases are included in operating lease right-of-use, or ROU, assets and operating lease liabilities in the accompanying consolidated balance sheets. Leases with an initial term of twelve months or less are not recorded in our accompanying consolidated balance sheet.
We made accounting policy elections, including a short-term lease exception policy, permitting us to not apply the recognition requirements of this standard to short-term leases, which are leases with expected terms of twelve months or less, and an accounting policy to account for lease and certain non-lease components as a single component for certain classes of assets. Additionally, we use the portfolio approach when applying the discount rate selected based on the dollar amount and term of the obligation.
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

Our transaction and subscription revenue is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Transaction	$245,692	$247,780	$260,781
Subscription	436,189	412,947	359,198
Total revenue	$681,881	$660,727	$619,979
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
Subscription services are generally paid monthly or annually in advance of the subscription period except for SaaS services in the U.K. and virtual mail subscriptions, which are invoiced monthly in arrears. Amounts collected in advance of revenue recognition are recorded in deferred revenue. Customers may pay for services, however, may not provide the necessary information to complete a transaction. We attempt to contact the customer to complete the abandoned order. We recognize revenue on abandoned services, or breakage, when it is likely to occur and the amount can be recognized without significant risk of reversal. We recognize breakage in proportion to the pattern of rights exercised by the customer. Judgment is required to determine the amount of breakage and when breakage is likely to occur, which we estimate based on historical data of breakage for similar services.
Services we offer can generally either be purchased on a stand-alone basis or bundled together as part of a package of services. Accordingly, a significant number of our arrangements include multiple performance obligations, such as the preparation of legal documents combined with related document revision, registered agent services, and free trial periods of our subscriptions. At contract inception, we assess the services promised in our contracts with customers and identify performance obligations for each promise to transfer to the customer a service or bundle of services that is distinct. The identification of distinct performance obligations within our packages may require significant judgment.
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
In arrangements in which we are the principal, we record as revenue the amounts we have billed to our customer, net of sales allowance, and we record the fee payable to the third-party as cost of revenue. We are the principal in most of our legal document preparation and registered agent services, including legal entity formations and similar arrangements and formation in the U.K. and since December 2021, tax advisory and preparation services through our fulfilled tax subscription, LZ Tax. For these services, revenue includes filing and similar fees. Our alternative business structure, or ABS, offers legal advisory services that are marketed through our websites. Our ABS provides independent legal advice to our customers and is directly responsible for, and control the fulfillment of, the legal services. Accordingly, for services provided by our ABS, we recognize revenue as the principal.
In arrangements in which we are not the principal, we record revenue on a net basis, which is equal to the amount billed to our customer, net of sales allowances and the fee payable to the third party or partner that is primarily responsible for performing the services for the customer. Except for our ABS, we are not a law firm in the U.S. and cannot provide legal advice through our U.S. entities. Therefore, the participating independent law firms in our legal plans control the service to the customer and have the primary service obligation to provide attorney consultations to our customers, for which we pay the law firms a monthly fee. For these arrangements, we recognize revenue on a net basis as an agent. For other services provided by third parties, including deed transfer, accounting, business data protection, revenue is recognized net of fees payable to third parties. For revenue earned from leads generated to third party providers, we receive a fee for the referral of our customer to a third party provider or we retain a portion of the fee paid by the customer and share the remainder with a third-party. The third party providers control the service to the customer and are responsible for fulfilling the referred service to the customer; accordingly, we recognize revenue for these arrangements on a net basis.
Revenue includes shipping and handling fees charged to customers.
Cost of Revenue
Cost of revenue includes all costs of providing and fulfilling our services. Cost of revenue primarily includes government filing fees, costs of fulfillment, customer care, including the cost of credentialed professionals for tax, and payroll services, and related benefits, including stock-based compensation, and costs of independent contractors for document preparation, telecommunications and data center costs, amortization of acquired developed technology, depreciation and amortization of network computers, equipment and internal-use software, printing, shipping and handling charges, credit and debit card fees, allocated overhead, legal document kit expenses, and sales and use taxes. We defer direct and incremental costs primarily related to government filing fees incurred prior to the associated service meeting the criteria for revenue recognition. These contract assets are recognized as cost of revenue in the same period the related revenue is recognized. At December 31, 2024 and 2023, there was $1.7 million and $1.7 million, respectively, in deferred cost of revenue included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. Filing fees of $83.3 million, $88.1 million and $74.1 million were recorded in cost of revenue in the accompanying consolidated statements of operations for years ended December 31, 2024, 2023, and 2022, respectively.
Sales and Marketing Expenses
Sales and marketing expenses consist of customer acquisition media costs, compensation and related benefits, including stock-based compensation for marketing and sales personnel, media production, public relations and other promotional activities, general business development activities, an allocation of depreciation and amortization and allocated overhead. Customer acquisition media costs consist primarily of search engine marketing, television and social media costs. Marketing and advertising costs to promote our services are expensed in the period incurred. Media production costs are expensed the first time the advertisement is aired. Advertising expenses, consisting of customer acquisition media costs, were $157.6 million, $145.3 million and $174.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.
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
The Black-Scholes option pricing model and the Monte Carlo simulation model requires us to make certain assumptions including the fair value of the underlying common stock, the expected term, the expected stock price volatility, the risk-free interest rates and the dividend yield.
The fair value of the shares of common stock underlying stock options and RSUs is based upon our publicly listed share price on the date of grant.
The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. The expected term of options granted is estimated based upon actual historical exercise and post-vesting cancellations, adjusted for expected future exercise behavior. The expected term of restricted stock units is defined as the remaining term from the grant date to the end of the performance period.
Because our common stock has limited publicly traded history, we estimate the expected volatility from the historical volatility of selected public companies with comparable characteristics to us, including similarity in size, lines of business, market capitalization and revenue and financial leverage. We determine the expected volatility assumption using the frequency of daily historical prices of comparable public companies’ common stock for a period equal to the expected term of the options. We periodically assess the comparable companies and other relevant factors used to measure expected volatility for future stock option and restricted stock units with market conditions grants.

The risk-free interest rate assumption is based upon observed interest rates on the U.S. government securities appropriate for the expected term of our stock options and restricted stock units with market conditions.
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
The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If we had made different assumptions, our stock-based compensation expense, and our net income (loss) for the years ended December 31, 2024, 2023, and 2022 may have been materially different.
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
We recognize tax benefits from an uncertain position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits. If this threshold is met, we measure the tax benefit as the largest amount of the benefit that is greater than fifty percent likely to be realized upon ultimate settlement. We recognize penalties and interest accrued with respect to uncertain tax positions as a component of the income tax provision. At December 31, 2024 and 2023, accrued penalties and interest related to uncertain tax positions were not material.
Net Income (Loss) Per Share
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding, net of unvested restricted stock, if any, during the period. We compute diluted net income (loss) per share by dividing net income (loss) by the weighted-average number of shares of common stock outstanding, including dilutive common shares outstanding during the period. Dilutive shares outstanding include stock options, restricted stock units, and employee stock purchase plans, or ESPPs, computed using the treasury stock method.

Recently Adopted Accounting Pronouncements
In June 2016, the Financial Standards Accounting Board, or FASB, issued Accounting Standards Update, or ASU, 2016-13, Financial Instruments—Credit losses: Measurement of Credit Losses on Financial Instruments (Topic 326), which revises the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, and which results in more timely recognition of losses on financial instruments, including, but not limited to, available-for-sale debt securities and accounts receivable. We adopted ASU 2016-13 effective January 1, 2022. The adoption of this accounting standard did not have a material impact on our consolidated financial statements.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted ASU 2023-07 in 2024. Refer to Note 21 to our consolidated financial statements.
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
Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires entities to disclose more detailed information in the reconciliation of their statutory tax rate to their effective tax rate. This accounting standard is effective for fiscal years beginning after December 15, 2024. ASU 2023-09 will be applied prospectively with an option for retroactive application to each period in the financial statements, and early adoption is permitted. We are currently evaluating the impact of the adoption on our consolidated financial statements.
In November 2024, FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public business entities to disaggregate certain expense captions into specific categories in disclosures within the notes to the financial statements. As further clarified by ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), issued by FASB in January 2025, this accounting standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The amendments in ASU 2024-03 should be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements, and early adoption is permitted. We are currently evaluating the impact of the adoption on our consolidated financial statements.
In November 2024, FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of a reporting period if the entity has also adopted ASU 2020-06 for that period. Entities may apply the new guidance prospectively to settlements of convertible debt instruments that take place during annual reporting periods (and interim reporting periods within those annual reporting periods) beginning after the effective date of ASU 2024-04. Retrospective application may be elected as of the beginning of the first comparative reporting period in which the entity has also applied ASU 2020-06. We are currently evaluating the impact of the adoption on our consolidated financial statements.
Note 3. Other Financial Statement Information
Accounts Receivable
Changes in the allowances consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$4,906	$4,730	$4,060
Add: amounts recognized as a reduction of revenue	6,594	8,220	8,193
(Less) add: allowance for credit losses recognized in general and administrative expense	(37)	1,144	446
Less: write-offs, net of recoveries	(9,342)	(9,188)	(7,969)
Ending balance	$2,121	$4,906	$4,730
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

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31,
	2024	2023
Prepaid expenses	$9,129	$10,423
Deferred cost of revenue	1,670	1,678
Capitalized cloud computing development costs	1,599	1,085
Income tax receivable	3,701	35
Other current assets	1,827	1,938
Total prepaid expenses and other current assets	$17,926	$15,159
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As December 31,
	2024	2023
Accrued payroll and related expenses	$27,518	$33,635
Accrued vendor payables	15,895	11,223
Accrued advertising	1,636	—
Sales allowances	3,086	3,412
Accrued sales, use and business taxes	6,984	9,795
Other	2,809	3,613
Total accrued expenses and other current liabilities	$57,928	$61,678
Changes in sales allowances relating to charge-backs, sales credits and refunds consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$3,412	$4,426	$4,862
Add: increase in sales allowances	4,327	6,635	7,217
Less: utilization of reserves	(4,653)	(7,649)	(7,653)
Ending balance	$3,086	$3,412	$4,426
Depreciation and Amortization
Depreciation and amortization expense of our property and equipment, including capitalized internal-use software, and intangible assets consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$18,902	$12,772	$8,581
Sales and marketing	3,736	5,286	7,014
Technology and development	7,688	4,184	2,834
General and administrative	4,601	3,141	3,316
Total depreciation and amortization expense	$34,927	$25,383	$21,745
Deferred Revenue
Deferred revenue as of December 31, 2024 and 2023 was $175.0 million and $168.4 million, respectively. Revenue recognized in 2024, 2023 and 2022 that was included in deferred revenue at the beginning of the year was $168.0 million, $163.4 million and $146.6 million, respectively. We expect to recognize substantially all of the deferred revenue as of December 31, 2024 as revenue in 2025.
We have omitted disclosure on the transaction price allocated to remaining performance obligations and estimated timing of revenue recognition as our contracts with customers that have a duration of more than one year are immaterial.
Note 4. Assets Held for Sale
In September 2022, following an evaluation of our office space and business requirements, we commenced a plan to sell our operational headquarters in Austin, Texas, consisting of land, a building and building improvements, and determined that these assets met the held for sale criteria. We ceased recording depreciation on these assets upon meeting the held for sale criteria. At December 31, 2024, the total carrying value of the assets held for sale remains at $22.7 million as follows (in thousands):

December 31, 2024
Land	$6,400
Building and building improvements	16,322
Total assets held for sale	$22,722
The estimated fair value less costs to sell the assets held for sale exceed their carrying values and hence no impairment was necessary as of December 31, 2024.
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
Separate from the asset acquisition, up to $2.6 million was payable to certain of the sellers on the first and second anniversaries of the asset acquisition date as compensation for maintaining an assembled workforce. During each of the years ended December 31, 2024 and 2023, payments of $1.3 million were made to these sellers pursuant to the foregoing compensation arrangement.
United Agency Services, Corp.
In August 2022, we acquired certain assets and liabilities of United Agency Services, Corp., or UA Services, a company providing registered agent services and corporate compliance solutions for $3.5 million, of which $2.6 million was paid in cash on the acquisition date and up to $1.0 million was payable in cash within twelve months from the acquisition date based upon the achievement of certain earnout metrics. During the year ended December 31, 2023, we recorded a $0.8 million reduction in fair value of contingent consideration as a component of cost of revenue because the earnout metrics were not achieved. Furthermore, an additional payment of up to $0.4 million to the seller of UA Services was contingent on certain service conditions being met. This amount was excluded from the purchase consideration and was recorded as compensation expense in 2022.
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
Note 6. Investments
Available-for-sale Debt Security
In 2019, we invested in Legal Vision Pty Ltd., or Legal Vision, an Australian proprietary limited company that provides online legal services to small and medium size businesses, through the purchase of a convertible promissory note for a total of Australian Dollar, or AUD, $1.0 million (USD $0.7 million). The convertible promissory note has a maturity term of ten years, which is convertible into Legal Vision’s common stock. The underlying conversion feature is automatically exercisable upon an exit event including an IPO, merger or sale, upon a new financing round, or at our election. At December 31, 2024, we do not hold any equity interests or in-substance common stock in Legal Vision, and accordingly, we have classified the convertible promissory note as an investment in an available-for-sale debt security in the accompanying consolidated balance sheets.
The fair value of the convertible promissory note is based on unobservable inputs that are categorized as Level 3 in the fair value hierarchy. We determined that the conversion option on the Legal Vision convertible promissory note will not have material value until Legal Vision executes on its business plans to drive growth, which consequently will drive the fair value of the associated conversion option in excess of the carrying value of the convertible promissory note. Accordingly, the fair value of the convertible debt approximated its carrying value as of December 31, 2024 and 2023. At December 31, 2024 and 2023, the fair value of our available-for-sale debt security in Legal Vision was AUD $2.2 million (USD $1.4 million) and AUD $1.7 million (USD $1.2 million), respectively, with the change due to fair value adjustments during the period. In 2024, key assumptions used in the Monte Carlo simulation model to determine the fair value of the convertible promissory note in Legal Vision were: expected term of 4.3 years, risk-free rate of 3.9% and volatility of 55%. The increase in fair value was recognized in other comprehensive income for the year ended December 31, 2024.
Since the Legal Vision convertible promissory note has a contractual maturity date that exceeds one year and we do not intend to liquidate in the next twelve months, we have classified the convertible promissory note as a noncurrent available-for-sale debt security in the accompanying consolidated balance sheets as of December 31, 2024 and 2023.
Investments in Other Equity Securities
We hold an equity investment in LawPath, Pty Ltd, or LawPath, an Australian proprietary limited company that provides an online legal platform to individuals and small and medium size businesses. In October 2021, we invested an additional AUD $1.5 million (USD $1.1 million). The change in fair value, due to an orderly transaction, in our other equity securities was $1.8 million for the year ended December 31, 2021, which was recognized in other income (expense), net in our consolidated statements of operations. At both December 31, 2024 and 2023 the carrying amount of our investment in LawPath was $4.4 million. The investment in LawPath does not have a readily determinable fair value.
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
There were no other impairments of our investments during the years ended December 31, 2024, 2023, and 2022. At December 31, 2024 and 2023, the carrying value of these investments is included in other assets in the accompanying consolidated balance sheets.

Note 7. Property and Equipment
Property and equipment, net, consisted of the following (in thousands):

	As of December 31,
	2024	2023
Internal-use software	$124,628	$91,424
Purchased software	214	1,360
Furniture and office equipment	1,654	1,797
Computer hardware	6,541	7,588
Leasehold improvements	1,258	1,476
Total cost of property and equipment	134,295	103,645
Less: accumulated depreciation and amortization	(74,507)	(55,413)
Property and equipment, net	$59,788	$48,232
Depreciation and amortization expense related to property and equipment was $29.8 million, $20.2 million and $18.2 million for 2024, 2023 and 2022, respectively.
At December 31, 2024 and 2023 accumulated amortization in connection with internal-use software costs was $68.0 million and $47.6 million, respectively. In 2024, 2023 and 2022, we recorded amortization expense of $27.6 million, $17.6 million and $14.6 million, respectively, in connection with these costs. In 2024, 2023 and 2022 we capitalized internal-use software development costs of $40.4 million, $35.0 million and $21.4 million respectively. In 2024, 2023 and 2022, no software development costs were impaired.
Note 8. Leases
We conduct operations from certain leased facilities in various locations. At December 31, 2024, we had various non-cancelable operating leases for office space and equipment, which expire between June 2025, and February 2033, and which represent the non-cancelable periods of the leases and include extension options that we determined are reasonably certain to be exercised. We exclude extension options that are not reasonably certain to be exercised from our lease terms. Our lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms. We often receive customary incentives from our landlords, such as reimbursements for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for these leases.
Operating lease liabilities on our consolidated balance sheets represent the present value of our remaining lease payments over the remaining lease terms. We do not allocate lease payments to non-lease components. We use our incremental borrowing rate to calculate the present value of our lease payments, as the implicit rates in our leases are not readily determinable.
Leases consist of the following (in thousands):

		As of December 31,
Assets	Classification	2024	2023
Operating	Operating lease right-of-use assets	$7,189	$8,518
Finance	Property and equipment, net	2	27
Total leases		$7,191	$8,545
Liabilities
Current
Operating	Operating lease liabilities	$1,861	$2,052
Finance	Accrued expenses and other current liabilities	3	26
Non Current
Operating	Operating lease liabilities, non-current	6,018	6,966
Finance	Other liabilities	—	2
Total lease liabilities		$7,882	$9,046

At December 31, 2024, the maturities of our remaining operating lease were as follows (in thousands, except years and percentages):

Operating leases
2025	$1,895
2026	1,935
2027	1,916
2028	1,562
2029	1,290
Thereafter	186
Total minimum lease payments	8,784
Less: Effects of discounting	905
Present value of lease liabilities	$7,879
Less: current portion	$1,861
Long-term lease liabilities	$6,018
Weighted-average remaining lease term as of December 31, 2024 (in years)	4.7
Weighted-average incremental borrowing rate as of December 31, 2024	4.82%
Weighted-average remaining lease term as of December 31, 2023 (in years)	5.0
Weighted-average incremental borrowing rate as of December 31, 2023	4.51%
The component of our lease costs included in our consolidated statements of operations were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Lease cost
Operating lease cost	$2,696	$3,127	2,384
Other variable cost	318	276	250
Finance lease cost	26	38	17
Net lease cost	$3,040	$3,441	2,651
Note 9. Goodwill
The changes in goodwill for 2024 and 2023 were as follows (in thousands):

Amount
Balance as of December 31, 2022	$63,229
Foreign currency translation	89
Balance as of December 31, 2023	63,318
Balance as of December 31, 2024	$63,318
During the year ended December 31, 2024, there were no changes to the goodwill balance.

Note 10. Intangible Assets, net
Intangible assets, net, consisted of the following (in thousands):

	As of December 31, 2024
	Remaining Weighted average useful life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	2.8	$12,088	$7,081	$5,007
Developed technology	1.3	14,281	10,666	3,615
Trade names	0.0	179	179	—
Assembled workforce	0.8	$125	$94	31
Total intangible assets		$26,673	$18,020	$8,653

	As of December 31, 2023
	Remaining Weighted average useful life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	3.8	$12,088	$5,314	$6,774
Developed technology	2.2	14,281	7,412	6,869
Trade names	1.0	358	339	19
Assembled workforce	1.8	125	52	73
Total intangible assets		$26,852	$13,117	$13,735
In 2024, 2023 and 2022, we recorded amortization expense of $5.1 million, $5.2 million and $3.5 million, respectively.
At December 31, 2024, estimated future intangible assets amortization expense was as follows (in thousands):

For Years Ending December 31,
2025	$4,510
2026	2,670
2027	1,473
Total future amortization expense	$8,653
Note 11. Long-term Debt
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
At December 31, 2024 and 2023, we had no amounts outstanding under our 2021 Revolving Facility or any outstanding letters of credit. We were in compliance with all financial covenants as of December 31, 2024 and 2023.
Note 12. Commitments and Contingencies
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
Indemnification
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
In October 2023, our board of directors approved a new stock repurchase program, or 2023 stock repurchase program, authorizing repurchases of up to $100.0 million of our common stock, with no fixed expiration. In May 2024, our board of directors approved a $75.0 million increase in the 2023 stock repurchase program, bringing the aggregate amount authorized to $175.0 million. In November 2024, our board of directors approved an additional $40.0 million increase in the stock repurchase program, bringing the aggregate amount authorized to $215.0 million. Both the 2023 stock repurchase program and the 2022 stock repurchase program authorized us to repurchase our common stock through any manner, including open market transactions, accelerated stock repurchase agreements, or in privately negotiated transactions with third parties, and in such amounts as management deems appropriate. Open market repurchases may be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. We also, from time to time, entered and may enter into Rule 10b5-1 plans to facilitate repurchases of our shares of common stock under this authorization. Neither the 2023 stock repurchase program nor the 2022 stock repurchase program obligated us to acquire any particular amount of common stock and each could be modified, suspended or terminated at any time at the discretion of our board of directors.
During the year ended December 31, 2024, we repurchased a total of 19,228,082 shares of our common stock through open market purchases using Rule 10b5-1 plans at an average per share price of $8.58 for a total repurchase of $165.0 million including broker commission. During the year ended December 31, 2023, we repurchased a total of 5,867,835 shares of our common stock through open market purchases and in the above private, non-underwritten transaction, at an average per share price of $9.35 for a total repurchase of $54.9 million including broker commission. The repurchases were recorded as a reduction to our accumulated deficit in the accompanying consolidated statements of stockholders’ equity.
The Inflation Reduction Act of 2022, enacted in August 2022, imposed a 1% non-deductible excise tax on net repurchases of shares by domestic corporations whose stock is traded on an established securities market. Consequently, this excise tax is applicable to our stock repurchase program beginning in 2023 and represents a cost of the repurchases of our common stock. Due to the fair market value of stock repurchases exceeding the fair market value of stock issuances during the years ended December 31, 2024, and 2023, we recognized excise tax liability of $1.2 million, and $0.2 million, respectively.

Note 14. Stock-based Compensation
2021 Equity Incentive Plan
In June 2021, our board of directors adopted our 2021 Equity Incentive Plan, or 2021 Plan. All equity-based awards going forward are granted under the 2021 Plan. An aggregate of 18,946,871 shares of our common stock were reserved for issuance under our 2021 Plan, as well as any future automatic annual increases in the number of shares of common stock reserved for issuance under our 2021 Plan.
Under the terms of the 2021 Plan, both incentive and nonqualified stock options could be granted with exercise prices not less than the fair market value of our common stock on the date of grant. Options granted pursuant to the 2021 Plan will vest at the rate specified in the stock option agreement. Under the 2021 Plan, if an option holder’s service relationship with us or any of our affiliates ceases for any reason other than disability, death, or cause, the option holder may generally exercise any vested options for a period of three months following the cessation of service. If under our 2021 Plan, shares subject to stock option awards expire or terminate without being exercised in full or are paid out in cash rather than in shares, such stock options will not reduce the number of shares available for issuance under our 2021 Plan. Our policy is to issue new common stock upon the exercise of stock options. Shares withheld under a stock option award to satisfy the exercise, strike or purchase price of such award or to satisfy a tax withholding obligation will not reduce the number of shares available for issuance under our 2021 Plan.
Under the 2021 Plan, RSU awards are granted under RSU award agreements approved by the administrator. RSU awards may be granted for any form of legal consideration that may be acceptable to our board of directors and permissible under applicable law. An RSU award may be settled by cash, delivery of stock, a combination of cash and stock as deemed appropriate by the administrator, or in any other form of consideration set forth in the RSU award agreement. Additionally, dividend equivalents may be credited in respect of shares covered by a RSU award. Except as otherwise provided in the applicable award agreement, or other written agreement between us and the recipient, RSU awards that have not vested will be forfeited once the participant’s continuous service ends for any reason.
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
Under the 2021 ESPP, our employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the stock at the beginning of the offering period or at the end of each applicable purchase period. The 2021 ESPP generally provides for offering periods of six months in duration with purchase periods ending on either May 15 or November 15. Contributions under the 2021 ESPP are limited to a maximum of 15% of an employee’s eligible compensation. Purchases under the 2021 ESPP are settled with common stock from the 2021 ESPP’s previously-authorized and available pool of shares. The stock-based compensation expense incurred in connection with the 2021 ESPP in 2024, 2023 and 2022 was $0.4 million, $0.7 million and $0.7 million, respectively.
2016 Stock Option Plan
Prior to the adoption of the 2021 Plan, we granted stock options under our 2016 Stock Incentive Plan, or 2016 Plan.
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

Stock-based Compensation Expense
We recorded stock-based compensation expense in the following categories in the accompanying consolidated statements of operations and balance sheets (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$5,833	$4,318	$2,931
Sales and marketing	8,077	6,096	10,144
Technology and development	19,573	18,899	16,574
General and administrative	38,027	36,702	50,820
Total stock-based compensation expense	71,510	66,015	80,469
Amount capitalized to internal-use software	5,967	4,056	2,526
Total stock-based compensation	$77,477	$70,071	$82,995
Stock Options
Stock option activity for the year ended December 31, 2024 is as follows (in thousands, except weighted-average exercise price and remaining contract life):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	20,486	$10.69	6.9	$34,571
Granted	—	—
Exercised	(389)	1.11
Cancelled	(2,231)	13.00
Forfeited	(2,672)	11.22
Outstanding at December 31, 2024	15,194	$10.51	2.6	$442
Vested and expected to vest at December 31, 2024	15,194	$10.51	2.6	$442
Exercisable at December 31, 2024	13,948	$10.46	2.1	$442
The aggregate intrinsic values in the table above represents the difference, if any, between the fair value per share of our common stock and the option exercise prices multiplied by the number of options at the respective balance sheet dates. The total intrinsic value of stock options exercised in 2024, 2023 and 2022 was $3.5 million, $2.2 million and $3.9 million, respectively. During the years ended December 31, 2024, 2023, and 2022, the Company recorded stock-based compensation expense related to stock option awards of $5.4 million, $22.0 million, and $40.1 million, respectively. At December 31, 2024, total remaining stock-based compensation expense for unvested stock options was $5.7 million, which is expected to be recognized over a weighted-average period of 1.8 years.
The weighted-average grant-date fair value per share of options granted using the Black-Scholes option pricing model for 2023 and 2022 was $4.40 and $6.61, respectively. We did not grant any stock options in 2024. There was a $3.1 million tax benefit for tax deductions from stock options exercised in 2024. There was no tax benefit for 2023, and a realized tax benefit of $2.6 million for tax deductions from stock options exercised in 2022. All tax effects related to stock-based compensation have been recorded in our provision for income taxes in the accompanying consolidated statements of operations. Vesting of the options granted to the members of our senior leadership team will be accelerated upon a qualifying termination that occurs during the change-in-control period, as defined in the option grant agreement, or immediately prior to the effective time of a change-in-control if the option award is not assumed, continued or substituted by the surviving or acquiring entity (or its parent) in connection with such change-in-control.

The weighted-average assumptions that were used to calculate the grant-date fair value of our stock option grants using the Black-Scholes option pricing model were as follows:

	Year Ended December 31,
	2023	2022
Expected life (years)	5.9	5.6
Risk-free interest rate	3.4%-3.8%	2.6%
Expected volatility	50.4%-50.7%	48%
Expected dividend yield	—	—
Restricted Stock Units and Performance Stock Units
A summary of RSUs and performance stock units, or PSUs, activity for the year ended December 31, 2024 is as follows (in thousands, except weighted-average grant-date fair value):

	Number of Units	Weighted- Average Grant- Date Fair Value
Unvested at December 31, 2023	14,007	$10.83
Granted(1)	28,681	7.70
Cancelled/forfeited	(7,091)	11.35
Vested	(5,875)	11.84
Unvested at December 31, 2024	29,722	$7.49
(1) Granted shares include RSU awards with a market vesting condition granted in July 2024 and reflected at 200% of target, and RSU awards with market vesting condition granted in November 2024 reflected at 400% of target.
The fair value of vested RSUs in 2024, 2023 and 2022, was $52.1 million, $36.6 million and $18.5 million, respectively. Our RSUs consist of time-based RSUs, RSUs with performance and/or market conditions, and RSUs with market conditions. For the years ended December 31, 2024, 2023 and 2022, total stock-based compensation expense related to RSUs was $71.4 million, $47.3 million and $41.4 million, respectively. At December 31, 2024, total remaining stock-based compensation expense for unvested RSU awards was $193.1 million, which is expected to be recognized over a weighted-average period of 2.2 years. There was no tax benefit for 2024, 2023 and 2022.
During the year ended December 31, 2024, we granted 2.5 million RSUs with performance and market conditions, or PSUs, to members of our senior leadership team. The grant date fair value of the PSUs at 100% of the target was $29.8 million. The weighted-average grant-date fair value per share of the PSUs granted was $12.05. The fair value of these PSUs was estimated using the Monte Carlo simulation model on the dates of the grant based on the assumptions shown in the table below. Vesting of the PSUs is contingent upon the recipients’ continuous employment over the requisite service period and was subject to fulfillment by the Company of a predefined profitability target during the performance period. The number of PSUs subject to vesting was determined at the end of the performance period and could equal zero percent (0%) to two hundred percent (200%) of the target award. If the performance criteria was achieved, one third of the PSUs would vest on the date the compensation committee of the board of directors certifies achievement of the performance criteria, and the remaining awards would vest quarterly thereafter through February 2027. These PSU awards also included a modifier to the total number of shares earned based on the Company’s total shareholder return, or TSR, compared to the TSR of the Nasdaq Composite Index during the performance period. The total number of shares issued pursuant to the PSU award could be increased, decreased, or remain unchanged based on the TSR modifier. The TSR modifier applicable to the PSUs was considered a market condition and therefore is reflected in the respective grant-date fair values of the awards. A Monte Carlo simulation was used to account for this market condition in the grant-date fair value of the awards. Expense related to the PSUs is recognized over the employee’s requisite service period using graded vesting attribution method to the extent it is probable that the performance conditions will be achieved. We recognized $9.2 million in stock-based compensation expense during the year ended December 31, 2024 related to these awards. At December 31, 2024, the remaining stock-based compensation expense for unvested PSUs is $7.8 million which is expected to be recognized over a weighted-average requisite service period of approximately 1.2 years.
The assumptions that were used to calculate the grant-date fair value of our PSU grants using a Monte Carlo simulation model were as follows:

Year Ended December 31,
2024
Expected life (years)	0.4-0.8
Risk-free interest rate	5.2%-5.4%
Expected volatility	47.4%-66.1%
Expected dividend yield	—
In July 2024, we also granted 2.7 million RSUs with a market vesting condition to a member of our senior leadership team. The grant date fair value of these RSUs at 100% of the target was $13.1 million. The weighted-average grant-date fair value per share of the RSUs granted was $4.89. The fair value of the RSUs was estimated on the date of grant using the Monte Carlo simulation model, based on the assumptions shown in the table below. Vesting of this award is contingent upon the recipient’s continuous employment over the requisite service period and is subject to achievement of predetermined stock price targets during a five-year performance period. Achievement of the predetermined stock price targets is measured based on a 45-trading day volume weighted-average closing price of our common stock, subject to a 44-day extension in certain circumstances. The number of RSUs subject to vesting during the performance period may equal zero percent (0%) to two hundred percent (200%) of the target award. Upon the achievement of a stock price target during the performance period, one-half of the eligible RSUs will vest on the date the compensation committee of the board of directors certifies achievement of the stock price target and the other half will vest one year from such date, subject to the recipient’s continued employment through the vesting date. We recognized $4.9 million in stock-based compensation expense during the year ended December 31, 2024 related to these awards. At December 31, 2024, the remaining stock-based compensation expense for unvested RSUs is $21.2 million which is expected to be recognized over a weighted-average requisite service period of approximately 2.4 years.
The assumptions that were used to calculate the grant-date fair value of the RSUs with a market vesting condition using a Monte Carlo simulation model were as follows:

Year Ended December 31,
2024
Expected life (years)	5
Risk-free interest rate	4.2%
Expected volatility	59.4%
Expected dividend yield	—
In November 2024, we also granted 2.4 million RSUs with a market vesting condition to members of our senior leadership team. The grant date fair value of these RSUs at 100% of the target was $12.6 million. The weighted-average grant-date fair value per share of the RSUs granted was $5.30. The fair value of the RSUs was estimated using the Monte Carlo simulation model on the date of the grant based on the assumptions shown in the table below. Vesting of this award is contingent upon the recipient’s continuous employment over the requisite service period and is subject to achievement of predetermined stock price targets during a three-year performance period, subject to certification by the compensation committee of the board of directors. Achievement of the predetermined stock price targets is measured based on the trailing 30-trading day volume weighted average closing stock price of our common stock subject to a 29-day extension in certain circumstances. The number of RSUs subject to vesting during the performance period may equal zero percent (0%) to four hundred percent (400%) of the target award. If the compensation committee of the board of directors certifies achievement of a stock price target prior to November 15, 2025, the eligible shares will vest in full and become non-forfeitable on November 15, 2025. If the compensation committee of the board of directors certifies achievement of a stock price target on or subsequent to November 15, 2025, 100% of the eligible shares will vest and become non-forfeitable immediately on the date of certification by the compensation committee of the board of directors. We recognized $5.6 million in stock-based compensation expense during the year ended December 31, 2024 related to these awards. At December 31, 2024, the remaining stock-based compensation expense for unvested RSUs is $44.8 million which is expected to be recognized over a weighted-average requisite service period of approximately 1.1 years.
The assumptions that were used to calculate the grant-date fair value of the RSUs with a market vesting condition using a Monte Carlo simulation model were as follows:

Year Ended December 31,
2024
Expected life (years)	3
Risk-free interest rate	4.2%
Expected volatility	60.9%
Expected dividend yield	—
During the year ended December 31, 2023, we also granted 1.3 million PSUs to members of our senior leadership team. Vesting of the PSUs was contingent upon the recipient’s continuous employment over the requisite service period and was subject to fulfillment by the Company of predefined performance criteria which were not achieved. Consequently, no stock-based compensation expense related to these PSU awards was recognized during the year ended December 31, 2024.
In November 2022, we granted 211,864 PSUs with a grant date fair value of $2.0 million to certain employees where 25% and 50% of the PSUs vest upon the first and second anniversaries, respectively, from the Revv asset acquisition date should certain headcount thresholds be maintained, and 25% will vest upon the third anniversary from the Revv asset acquisition date. For the years ended December 31, 2024, 2023 and 2022, stock-based compensation expense for these PSUs was $0.7 million, $0.8 million and $0.1 million, respectively, and was recognized on a graded vesting basis. At December 31, 2024, the remaining stock-based compensation expense for unvested PSUs was $0.2 million, which is expected to be recognized over a weighted-average requisite service period of approximately 0.9 years.
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

Note 15. Net Income (Loss) Per Share
The following table shows the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income (loss)	$29,963	$13,953	$(48,733)
Net income (loss) — basic and diluted	$29,963	$13,953	$(48,733)
Denominator:
Weighted-average shares used in computing net income (loss) per share — basic	180,210	190,466	195,829
Effect of potentially dilutive securities:
Stock options	754	1,380	—
Restricted stock units	1,893	2,558	—
Employee stock purchase plan	8	11	—
Weighted-average shares used in computing net income (loss) per share — diluted	182,865	194,415	195,829
Net income (loss) per share — basic	$0.17	$0.07	$(0.25)
Net income (loss) per share — diluted	$0.16	$0.07	$(0.25)
The following table presents the number of stock options, RSUs, and PSUs excluded from the calculation of diluted net income (loss) per share because they are anti-dilutive (in thousands):

	As of December 31,
	2024	2023	2022
Stock options	11,512	10,714	17,155
Restricted stock units	13,932	7,426	8,879
Employee stock purchase plan	64	43	140
Total	25,508	18,183	26,174
Note 16. Fair Value Measurements
The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	As of December 31, 2024
	Level 1	Level 2	Level 3
Available-for-sale debt securities	$—	$—	$1,377
Money market funds	114,690	—	—
Total assets	$114,690	$—	$1,377

	As of December 31, 2023
	Level 1	Level 2	Level 3
Available-for-sale debt securities	$—	$—	$1,159
Money market fund	208,970	—	—
Total assets	$208,970	$—	$1,159
Note 17. Restructuring
From time to time, we initiate cost reduction activities to integrate acquired businesses, to align our workforce with strategic business activities, or to improve efficiencies in our operations. In August 2024, we committed to a restructuring plan resulting in a reduction of our global workforce. This restructuring plan was substantially completed by September 30, 2024. During the year ended December 31, 2024, we recognized $4.8 million in severance and other termination benefits in conjunction with the foregoing restructuring plan. In 2023 and 2022, we incurred $3.7 million and $1.9 million, respectively, in severance and related termination benefits costs related to a reduction in headcount in our U.S. workforce. In 2023, we also incurred $1.0 million in severance and related termination benefits costs related to the reduction of our U.K. headcount. The 2023 reduction in the U.S. and U.K. headcount was substantially complete by December 31, 2023. Restructuring expenses include salary and benefits for the impacted employees and are included in general and administrative expenses in the accompanying consolidated statements of operations.
Note 18. Income Taxes
The following are the domestic and foreign components of our income (loss) before income taxes (in thousands):

	Year Ended December 31,
	2024	2023	2022
Domestic	$28,678	$34,518	$(49,383)
Foreign	14,405	(3,024)	1,710
Total income (loss) before income taxes	$43,083	$31,494	$(47,673)
The details for the provision for income taxes by jurisdiction are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current
Federal	$13,258	$8,984	$647
State	4,019	3,621	1,143
Foreign	395	224	63
Total current provision	17,672	12,829	1,853
Deferred
Federal	(3,741)	5,481	1,142
State	(736)	(769)	(1,935)
Foreign	(75)	—	—
Total deferred (benefit from) provision for income taxes	(4,552)	4,712	(793)
Total provision for income tax	$13,120	$17,541	$1,060
In August 2022, the Inflation Reduction Act of 2022, or IRA, was enacted. The IRA introduced a 15% alternative minimum tax based on the financial statement income of certain large corporations, effective for tax years beginning after December 31, 2022. The Company considered the applicable tax law changes concluding there is no impact to the Company’s tax provision for the twelve months ended December 31, 2024 and 2023.

The provision for (benefit from) income taxes for December 31, 2024, 2023, and 2022, differed from the amounts computed by applying the U.S. Federal income tax rate of 21% to income (loss) before income taxes as a result of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Provision for (benefit from) income taxes at statutory rate	$9,047	$6,614	$(10,012)
State income taxes, net of federal benefit	2,186	1,796	(1,424)
Rate differential on foreign earnings	(2,670)	(130)	(104)
Research and development credits	(5,152)	(4,894)	(1,346)
Change in valuation allowance	(413)	814	304
Stock-based compensation	2,698	4,538	2,021
Nondeductible stock-based compensation	5,757	6,053	10,012
Unrecognized tax benefits	1,699	2,498	975
Non-deductible expenses	298	350	630
Other	(330)	(98)	4
Total provision for income taxes	$13,120	$17,541	$1,060
The tax effects of temporary differences that give rise to significant portions of our deferred tax assets and liabilities consisted of the following as of December 31, 2024 and 2023, (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets
Deferred revenue	$153	$220
Accrued expenses	7,088	8,557
Stock-based compensation	4,070	6,554
Impairment on investment	—	1,445
Net operating loss carryforwards	14,918	14,492
Tax credit carryforwards	10,264	9,462
Lease liabilities	1,957	2,359
Interest expense carryforwards	2,782	1,560
Capital loss carryforwards	453	455
Capitalized research expenses	34,957	21,355
Total deferred tax assets	76,642	66,459
Valuation allowance	(16,876)	(16,320)
Net deferred tax assets	59,766	50,139
Deferred tax liabilities
Depreciation and amortization	(19,340)	(15,231)
Right of use asset	(1,780)	(2,228)
State taxes	(3,950)	(3,665)
Net deferred tax liabilities	(25,070)	(21,124)
Net deferred tax assets and liabilities	$34,696	$29,015
We evaluated the realizability of net deferred tax assets and determined it is more likely than not that separate state net operating losses, state net operating losses from the acquisition of LegalInc, the deferred tax assets for Pulse IP, LLC and Pulse Business, LLC, and foreign deferred tax assets, excluding Poland, will not be realized based on the available objective evidence and have recorded a valuation allowance on such deferred tax assets.
The following table summarizes the valuation allowance:

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$16,320	$14,644	$14,170
Net (decrease) increase in current year	(654)	799	91
Net increase in valuation prior period	1,210	877	383
Ending balance	$16,876	$16,320	$14,644
Net changes in the valuation allowance in the years ended December 31, 2024, 2023, and 2022 include changes recorded through earnings relating to losses primarily from foreign operations and the current year release of the valuation allowance on the capital loss carryover from the acquisition of Earth Class Mail, Inc. and the release of the valuation allowance on one of the foreign entities.
At December 31, 2024 and 2023, we had federal net operating loss, or NOL, carryforwards of $16.6 million and $17.2 million, respectively, which will begin to expire in 2036. At December 31, 2024, and 2023, we had state NOL carryforwards of $28.8 million and $38.2 million, respectively, which will begin to expire in 2025. At December 31, 2024 and 2023, we had foreign NOL carryforwards of $35.1 million and $30.3 million, respectively, which can be carried forward indefinitely and are not subject to expiration. At December 31, 2024,and 2023, our federal tax credit carryforwards were immaterial. At December 31, 2024 and 2023, we had state tax credit carryforwards of $13.9 million and $12.6 million, respectively, which carry forward indefinitely. Our domestic entities may be subject to an annual limitation on the utilization of NOL and credit carryforwards based on changes in ownership as defined by Section 382 of the Internal Revenue Code of 1986. In 2022 we acquired Revvsales Inc. as a stock acquisition, since there was a change in ownership, the acquired NOL carryforwards are subject to an annual Section 382 limitation on the utilization of the NOL carryforwards.
We have had foreign operations since 2013. We have not provided for U.S. income taxes on the undistributed earnings and other outside temporary differences of foreign subsidiaries as they are considered indefinitely reinvested outside the U.S. At December 31, 2024, 2023, and 2022, the amount of temporary differences related to undistributed earnings and other outside temporary differences upon which U.S. income taxes are not material to our consolidated financial statements.
The following table summarizes the changes in unrecognized tax benefits for the years ended December 31, 2024, 2023, and 2022 (in thousands):

Gross Unrealized Tax Benefits
Balance at December 31, 2021	$7,873
Additions for tax positions related to the current year	999
Additions for tax positions related to prior years	48
Balance at December 31, 2022	$8,920
Additions for tax positions related to the current year	2,181
Additions for tax positions related to prior years	418
Balance at December 31, 2023	$11,519
Additions for tax positions related to the current year	2,854
Reductions for tax positions related to prior years	(966)
Balance at December 31, 2024	$13,407
If recognized, $13.4 million of unrecognized tax benefits, excluding interest and penalties, would reduce our annual effective tax rate. Due to the uncertain and complex application of tax laws and regulations, it is possible that the ultimate resolution of uncertain positions may result in liabilities that could be materially different from these estimates. In such an event, we will record additional tax expense or benefit in the period in which resolution occurs. Our policy is to recognize interest and penalties related to income tax matters in income tax expense. At December 31, 2024 and 2023, accrued interest and penalties related to income tax positions were not material to our consolidated financial statements. We do not anticipate that unrecognized tax benefits will materially change within the next twelve months.
We are subject to taxation and file income tax returns in the U.S. federal, state, and foreign jurisdictions. The federal income tax returns for the years 2021 and forward and state income tax returns for the tax years 2008 and forward remain open to examination. We are under examination in two states which are not expected to have an impact on our results of operations, cash flows and financial condition.
Note 19. 401(k) Savings Plan
We have a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Under the 401(k) plan, matching contributions are based upon the amount of the employees’ contributions subject to certain limitations. We contributed $4.0 million, $4.0 million, and $3.7 million to the 401(k) plan in 2024, 2023, and 2022, respectively.
Note 20. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) consisted of the following:

	Year Ended December 31, 2024
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$(12)	$—	$(12)
Change during period	475	—	475
Ending balance	$463	$—	$463
Available-for-sale debt securities:
Beginning balance	$324	$(80)	$244
Unrealized gains	206	(52)	154
Ending balance	$530	$(132)	$398
Accumulated other comprehensive income:
Beginning balance	$312	$(80)	$232
Other comprehensive income	681	(52)	629
Ending balance	$993	$(132)	$861

	Year Ended December 31, 2023
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$1,358	$—	$1,358
Change during period	(1,370)	—	(1,370)
Ending balance	$(12)	$—	$(12)
Available-for-sale debt securities:
Beginning balance	$184	$(45)	$139
Unrealized gains	140	(35)	105
Ending balance	$324	$(80)	$244
Accumulated other comprehensive loss:
Beginning balance	$1,542	$(45)	$1,497
Other comprehensive loss	(1,230)	(35)	(1,265)
Ending balance	$312	$(80)	$232

	Year Ended December 31, 2022
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$(2,078)	$—	$(2,078)
Change during period	3,436	—	3,436
Ending balance	$1,358	$—	$1,358
Available-for-sale debt securities:
Beginning balance	$331	$(48)	$283
Unrealized loss	(147)	3	(144)
Ending balance	$184	$(45)	$139
Accumulated other comprehensive loss:
Beginning balance	$(1,747)	$(48)	$(1,795)
Other comprehensive income	3,289	3	3,292
Ending balance	$1,542	$(45)	$1,497
Note 21. Segment Information
Our Chief Executive Officer, as the Chief Operating Decision Maker, or CODM, organizes our company, manages resource allocations, and measures performance on the basis of one operating segment on a consolidated basis. The accounting policies of our operating segment are the same as those described in Note 2, Summary of Significant Accounting Policies. The CODM assesses performance for the segment and decides how to allocate resources based on net income (loss) that also is reported on the accompanying consolidated statements of operations as consolidated net income (loss). The measure of segment assets is reported on the accompanying consolidated balance sheets as total assets.
The CODM uses net income (loss) to evaluate income generated from segment assets in making key operating and segment resource allocation decisions, such as investments in new product development. Net income (loss) is also used to monitor budget versus actual results and to establish management’s compensation.
The Company has one reportable segment which provides online platform for business formation in the United States, or U.S., and, as described in Note 2, Summary of Significant Accounting Policies, generates revenue from customized legal document services and subscriptions offered to our customers. Revenue outside of the U.S., based on the location of the customer, represented less than 1% of our revenue for the years ended December 31, 2024, 2023 and 2022. Our property and equipment and right-of-use, or ROU, assets located outside of the U.S. were immaterial as of December 31, 2024 and 2023.
The following table summarizes financial information by reportable segment regularly provided to the CODM (in thousands):

	Year Ended December 31,
	2024	2023	2022
Transaction Revenue	$245,692	$247,780	$260,781
Subscription Revenue	$436,189	$412,947	$359,198
Total revenue	$681,881	$660,727	$619,979
Less:
Filings fees	$83,269	$88,103	$74,059
Other cost of revenue, excluding depreciation, amortization and stock-based compensation	$132,089	$134,070	$125,524
Customer acquisition marketing	$157,578	$145,338	$174,636
Other sales and marketing, excluding depreciation, amortization and stock-based compensation	$38,293	$54,152	$72,090

	Year Ended December 31,
	2024	2023	2022
Technology and development, excluding depreciation, amortization and stock-based compensation	$62,323	$60,098	$51,026
General and administrative, excluding depreciation, amortization, stock-based compensation, and restructuring	$60,215	$61,843	$60,126
Stock-based compensation	$71,510	$66,015	$80,469
Depreciation and amortization	$34,927	$25,383	$21,745
Interest income	$(7,850)	$(9,307)	$(1,803)
Interest expense	$446	$493	$260
Restructuring(1)	$6,096	$4,666	$1,795
Other segment items(2)	$(98)	$(1,621)	$4,477
Provision for income taxes	$13,120	$17,541	$1,060
Impairment of long-lived assets	$—	$—	$248
Impairment of other equity security	$—	$—	$3,000
Segment net income (loss)	$29,963	$13,953	$(48,733)

Reconciliation of profit or loss
Adjustments and reconciling items	$—	$—	$—
Consolidated net income (loss)	$29,963	$13,953	$(48,733)
(1)     For 2024, restructuring costs related to the reduction of our global workforce. For 2023, restructuring costs related to the reduction of our U.S. and U.K. headcount. For 2022, restructuring expenses related to a phased severance event to reduce the U.S. headcount in June and August 2022. Restructuring expenses include salary and benefits for the impacted employees and are included in general and administrative expenses in the consolidated statements of operations.
(2)    Other segment items included in segment net income (loss) primarily consist of foreign currency gains or losses related to our intercompany loans which were denominated in British Pound Sterling, or GBP, and included in other income (expense), net on the consolidated statements of operations.
Note 22. Subsequent Events
On February 10, 2025, we acquired all of the outstanding equity interests of Formation Nation, Inc., or Formation Nation, a small business service company that provides business formation and compliance services, for total cash consideration of $64.8 million and 2,205,445 restricted shares of our common stock. The shares are subject to a lock-up and voting agreement, and a portion of the cash consideration is subject to a one year holdback and customary adjustments. This acquisition is intended to accelerate our strategy of attracting higher value customers by leveraging Formation Nation’s established customer service teams. We are currently in the process of finalizing the accounting for this transaction and expect to complete our preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed by the end of the first quarter of 2025.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Code of Ethics
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
Insider Trading Policy
We have an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees, and designated consultants. It is the Company’s policy to comply with applicable laws and regulations when engaging in transactions in Company’s securities. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing standards of The Nasdaq Stock Market LLC applicable to the Company. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Other
All other information required by this Item 10 is incorporated herein by reference from the information contained in our Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2024.
Item 11. Executive Compensation
The information required by this Item 11 is incorporated herein by reference from the information contained in our Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated herein by reference from the information contained in our Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated herein by reference from the information contained in our Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2024.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 is incorporated herein by reference from the information contained in our Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2024.

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
2.1
Stock Purchase Agreement, dated February 10, 2025, by and among LegalZoom.com, Inc., Formation Nation Inc., Cort Christie, in his individual capacity for the purposes of certain sections thereof, and in his capacity as representative of the stockholders, and the stockholders of Formation Nation Inc. included on the signature pages thereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 10, 2025).

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

10.3+	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 21, 2021).
10.4+	Form of C-Team RSU Grant Notice (2021 Equity Incentive Plan) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2023).
10.5+	Form of C-Team Option Grant Notice (2021 Equity Incentive Plan) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2023).
10.6*+	Form of 2025 C-Team PSU Grant Notice (2021 Equity Incentive Plan).
10.7+
Form of Indemnification Agreement, by and between LegalZoom.com, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 4, 2021).

10.8+
Employment Agreement, by and between LegalZoom.com, Inc. and Jeffrey Stibel, dated July 9, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2024).

10.9+
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

Exhibit Number	Description of Exhibit
10.12+
Amendment to Employment Agreement, by and between LegalZoom.com, Inc. and Noel Watson dated March 12, 2022 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2022).

10.13+
Amended and Restated Employment Agreement, by and between LegalZoom.com, Inc. and Shrisha Radhakrishna, dated June 16, 2021 (incorporated by reference to Exhibit 10.6 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 21, 2021).

10.14+
Amendment to Employment Agreement, by and between LegalZoom.com, Inc. and Shrisha Radhakrishna, dated October 26, 2021 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2021).

10.15+
Second Amendment to Employment Agreement, by and between LegalZoom.com, Inc. and Shrisha Radhakrishna, dated March 11, 2022 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2022).

10.16+
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

10.18+
Second Amendment to Employment Agreement, by and between LegalZoom.com, Inc. and Rich Preece dated March 12, 2022 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2022).

10.19+
Employment Agreement, by and between LegalZoom.com, Inc. and Nicole Miller dated June 16, 2021 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2023).

10.20*+	Amendment to Employment Agreement, by and between LegalZoom.com, Inc. and Nicole Miller dated December 13, 2024.
10.21+	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2022).
10.22
Director Nomination Agreement, by and between LegalZoom.com, Inc. and certain of its stockholders dated June 18, 2021 (incorporated by reference to Exhibit 10.16 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 21, 2021).

10.23
Amended and Restated Credit and Guaranty Agreement, by and between LegalZoom.com, Inc., the other parties thereto and JPMorgan Chase Bank N.A., as administrative agent, dated July 2, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2021).

10.24
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

19.1*	Insider Trading Policy of LegalZoom.com, Inc.
21.1*	Subsidiaries of LegalZoom.com, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	LegalZoom.com, Inc. Mandatory Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 29, 2024).
101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 were formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity, (v) Consolidated Statements of Cash Flows.

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

LegalZoom.com, Inc.

By:	/s/ Jeffrey Stibel
Jeffrey Stibel
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey Stibel	Chief Executive Officer and Director	February 26, 2025
Jeffrey Stibel	(Principal Executive Officer)

/s/ Noel Watson	Chief Operating & Financial Officer	February 26, 2025
Noel Watson	(Principal Financial Officer)

/s/ Charles Thomas	Chief Accounting Officer	February 26, 2025
Charles Thomas	(Principal Accounting Officer)

/s/ Nathan Gooden	Director	February 26, 2025
Nathan Gooden

/s/ Elizabeth Hamren	Director	February 26, 2025
Elizabeth Hamren

/s/ John Murphy	Director	February 26, 2025
John Murphy

/s/ Neil Tolaney	Director	February 26, 2025
Neil Tolaney

/s/ Sivan Whiteley	Director	February 26, 2025
Sivan Whiteley