Form 10-Q
period 2025-03-31
LEGALZOOM.COM, INC.
filed 2025-05-08
CIK 1286139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No  ☒
As of May 1, 2025, the registrant had outstanding 181,184,393 shares of common stock, $0.001 par value per share, outstanding.

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
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including but not limited to those factors discussed below under “Summary of Risk Factors” and in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, as well as any factors contained in our subsequent filings with the Securities and Exchange Commission, or SEC. The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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
Summary of Risk Factors
Our business involves significant risks and you are urged to carefully consider the risks discussed under Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q prior to making an investment in our common stock. These risks include, but are not limited to, the following:
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
Note Regarding Third Party Information
This Quarterly Report on Form 10-Q includes market data and certain other statistical information and estimates that are based on reports and other publications from independent third party sources, as well as management's own good faith estimates and analyses. We believe these third party reports to be reputable, but have not independently verified the underlying data sources, methodologies, or assumptions. The reports and other publications referenced are generally available to the public and were not commissioned by LegalZoom. Information that is based on estimates, forecasts, projections, market research, or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances reflected in this information.

Part I
Item 1. Condensed Consolidated Financial Statements (Unaudited)
LegalZoom.com, Inc.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par values)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$209,973	$142,064
Accounts receivable, net of allowances of $2,624 and $2,121, respectively	17,935	8,511
Prepaid expenses and other current assets	20,437	17,926
Current assets held for sale	—	22,722
Total current assets	248,345	191,223
Property and equipment, net	60,167	59,788
Goodwill	141,131	63,318
Intangible assets, net	24,306	8,653
Operating lease right-of-use assets	14,220	7,189
Deferred income taxes	35,341	34,696
Available-for-sale debt security	1,588	1,377
Other assets	7,568	7,639
Total assets	$532,666	$373,883
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$35,489	$31,150
Accrued expenses and other current liabilities	72,447	57,928
Deferred revenue	211,094	174,643
Operating lease liabilities	3,465	1,861
Total current liabilities	322,495	265,582
Operating lease liabilities, non-current	11,147	6,018
Deferred revenue	352	381
Other liabilities	11,460	8,645
Total liabilities	$345,454	$280,626
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000 shares authorized at March 31, 2025 and December 31, 2024, none issued or outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 1,000,000 shares authorized; 181,177 shares and 173,619 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	182	175
Additional paid-in capital	1,250,279	1,161,538
Accumulated deficit	(1,064,190)	(1,069,317)
Accumulated other comprehensive income	941	861
Total stockholders’ equity	187,212	93,257
Total liabilities and stockholders’ equity	$532,666	$373,883
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue	$183,110	$174,214
Cost of revenue	66,560	68,384
Gross profit	116,550	105,830
Operating expenses:
Sales and marketing	61,378	53,753
Technology and development	21,322	23,957
General and administrative	39,221	23,065
Gain on sale of assets held for sale	(14,337)	—
Total operating expenses	107,584	100,775
Income from operations	8,966	5,055
Interest expense	(182)	(61)
Interest income	1,483	2,887
Other income, net	347	93
Income before income taxes	10,614	7,974
Provision for income taxes	5,487	3,230
Net income	$5,127	$4,744
Net income per share — basic:	$0.03	$0.03
Net income per share — diluted:	$0.03	$0.02
Weighted-average shares used to compute net income per share — basic:	176,829	188,618
Weighted-average shares used to compute net income per share — diluted:	180,616	193,397
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$5,127	$4,744
Other comprehensive income, net of tax:
Change in foreign currency translation adjustments	(73)	296
Change in available-for-sale debt security due to unrealized gains	153	—
Total other comprehensive income	80	296
Total comprehensive income	$5,207	$5,040
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	173,619	$175	$1,161,538	$(1,069,317)	$861	$93,257
Issuance of common stock upon exercise of stock options	4,473	4	43,543	—	—	43,547
Issuance of common stock upon vesting of restricted stock unit awards	1,525	2	(2)	—	—	—
Shares surrendered for settlement of minimum statutory tax withholdings	(645)	(1)	(5,941)	—	—	(5,942)
Stock-based compensation	—	—	31,096	—	—	31,096
Other comprehensive income	—	—	—	—	80	80
Net income	—	—	—	5,127	—	5,127
Issuance of common stock for acquisition	2,205	2	20,045	—	—	20,047
Balance at March 31, 2025	181,177	$182	$1,250,279	$(1,064,190)	$941	$187,212

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	188,538	$189	$1,101,474	$(933,061)	$232	$168,834
Issuance of common stock upon exercise of stock options	161	—	82	—	—	82
Issuance of common stock upon vesting of restricted stock unit awards	2,236	2	(2)	—	—	—
Shares surrendered for settlement of minimum statutory tax withholdings	(888)	—	(9,564)	—	—	(9,564)
Stock-based compensation	—	—	16,273	—	—	16,273
Repurchase and retirement of common stock	(1,172)	(1)	—	(12,758)	—	(12,759)
Other comprehensive income	—	—	—	—	296	296
Net income	—	—	—	4,744	—	4,744
Balance at March 31, 2024	188,875	$190	$1,108,263	$(941,075)	$528	$167,906
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income	$5,127	$4,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,406	7,670
Amortization of right-of-use assets	618	687
Amortization of debt issuance costs	56	57
Stock-based compensation	29,756	14,856
Deferred income taxes	1,996	1,263
Change in fair value of other equity security	(302)	—
Unrealized foreign exchange loss	76	346
Gain on sale of assets held for sale	(14,337)	—
Loss on disposal of property and equipment	99	—
Changes in operating assets and liabilities:
Accounts receivable	(9,148)	(3,989)
Prepaid expenses and other current assets	(2,238)	(2,758)
Other assets	204	44
Accounts payable	5,329	1,428
Accrued expenses and other liabilities	(3,247)	(9,086)
Operating lease liabilities	(536)	(606)
Income tax payable	6	(55)
Deferred revenue	26,838	19,593
Net cash provided by operating activities	50,703	34,194
Cash flows from investing activities
Acquisition, net of cash acquired	(48,123)	—
Proceeds from disposal of assets held for sale	37,051	—
Purchase of property and equipment	(9,378)	(9,477)
Net cash used in investing activities	(20,450)	(9,477)
Cash flows from financing activities
Repayment of capital lease obligations	(2)	(6)
Repurchase of common stock	—	(12,783)
Shares surrendered for settlement of minimum statutory tax withholding	(5,942)	(9,564)
Proceeds from issuance of stock under employee stock plans	43,548	82
Net cash provided by (used in) financing activities	37,604	(22,271)
Effect of exchange rate changes on cash and cash equivalents	52	(36)
Net increase in cash and cash equivalents	67,909	2,410
Cash and cash equivalents, at beginning of the period	142,064	225,719
Cash and cash equivalents, at end of the period	$209,973	$228,129
Non-cash operating, investing, and financing activities:
Acquisition-related deferred consideration	$13,058	$—
Issuance of common stock for business acquired	20,048	—

	Three Months Ended March 31,
Purchase of property and equipment included in accounts payable and accrued expenses and other current liabilities	855	3,004
Capitalized stock-based compensation	1,340	1,417
Right-of-use assets obtained in exchange of operating lease liabilities (excluding right-of-use assets acquired as part of business acquisition)	3,764	—
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
LegalZoom is a leading online platform for legal services, transforming how individuals and small businesses navigate the legal system. By combining intuitive technology with access to experienced attorneys—whether through our vast independent attorney network or our owned LegalZoom Legal Services (LZLS) law firm—we offer the tools and guidance people need to confidently manage everything from business formation and compliance to estate planning and ongoing legal support. With over two decades of experience and millions of customers served, LegalZoom helps individuals and small businesses navigate legal needs with confidence.
Note 2. Summary of Significant Accounting Policies
A summary of the significant accounting policies we follow in the preparation of the accompanying unaudited condensed consolidated financial statements is set forth below.
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2024. The December 31, 2024 unaudited condensed consolidated balance sheet was derived from our audited consolidated financial statements as of that date. Our unaudited condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the unaudited condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. There have been no significant changes in accounting policies during the three months ended March 31, 2025 from those disclosed in the audited consolidated financial statements for the year ended December 31, 2024 and the related notes, except as noted below under Recently Adopted Accounting Pronouncements.
The operating results for the three months ended March 31, 2025 are not necessarily indicative of the results expected for the full year ending December 31, 2025.
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
Significant Accounting Policies
Significant accounting policies are detailed in Note 2. Summary of Significant Accounting Policies of our Annual Report on Form 10-K for the year ended December 31, 2024.
Segment and Geographic Information
Our Chief Executive Officer, as the Chief Operating Decision Maker, organizes our company, manages resource allocations, and measures performance on the basis of one operating segment. Refer to Note 13 to our unaudited condensed consolidated financial statements.

Revenue outside of the U.S., based on the location of the customer, represented less than 1% of our unaudited consolidated revenue for the three months ended March 31, 2025 and 2024. Our property and equipment and right-of-use, or ROU, assets located outside of the U.S. were immaterial as of March 31, 2025 and December 31, 2024.
Concentrations of Credit Risk
We maintain accounts in U.S. banks with funds insured by the Federal Deposit Insurance Corporation, or FDIC. Our bank accounts may, at times, exceed the FDIC insured limits. Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents. Management believes that we are not exposed to any significant credit risk related to our cash or cash equivalents and have not experienced any losses in such accounts.
Due to a large and diverse customer base, no individual customer represented more than 10% of our total revenue for the three months ended March 31, 2025 and 2024. At March 31, 2025, there were two partners with an outstanding balance of 10% or more of our total accounts receivable balance. At December 31, 2024, there were no customers with an outstanding balance of 10% or more of our total accounts receivable balance.
Accounts Receivable and Allowance for Credit Losses
Our accounts receivable balances, which are not collateralized and do not bear interest, primarily consist of amounts receivable from our credit and debit card merchant processors, customer receivables, and fees due from third parties for services purchased by our customers from such third parties. We reduce our accounts receivable for sales allowances and a reserve for potentially uncollectible receivables. We determine the amount of the allowances based on various factors, including historical collection experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect our ability to collect from customers. Account balances are charged off against the allowance when we determine that it is not probable we will collect the receivable. At March 31, 2025 and December 31, 2024 the allowance for credit losses was not material.
Investments in Other Equity Securities
We hold an equity investment in LawPath, Pty Ltd, or LawPath, an Australian proprietary limited company that provides an online legal platform to individuals and small and medium sized businesses. The carrying amount of our investment in LawPath was $4.7 million and $4.4 million at March 31, 2025 and December 31, 2024, respectively. The change in the carrying amount was due to an observable price change in an orderly transaction.
Revenue Recognition
We derive our revenue from the following sources:
Transaction revenue—Transaction revenue is primarily generated from our customized legal document services upon fulfillment of these services. Transaction revenue includes filing fees and is net of cancellations, promotional discounts, sales allowances and credit reserves. We also earn fees from third-party providers in connection with lead generation activities, where referred customers purchased services that are transactional in nature.
Subscription revenue—Subscription revenue is generated primarily from subscriptions to our registered agent, compliance packages, attorney advice, legal forms, tax and accounting, virtual mail and e-signature services, and software-as-a-service, or SaaS, subscriptions. We generally recognize revenue from our subscriptions ratably over the subscription term. Subscription terms generally range from thirty days to one year. Subscription revenue also includes amounts earned from third-party providers in connection with lead generation activities, where referred customers purchased services that are subscription in nature. Subscription revenue includes the transaction price allocated to bundled free trials for our subscription services and is net of promotional discounts, cancellations, sales allowances and credit reserves and payments to third party service providers.
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

Our transaction and subscription revenue is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Transaction	$66,853	$66,317
Subscription	116,257	107,897
Total revenue	$183,110	$174,214
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted ASU 2023-07 in 2024. Refer to Note 13 to our unaudited condensed consolidated financial statements.
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
Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires entities to disclose more detailed information in the reconciliation of their statutory tax rate to their effective tax rate as well as disclosures of income taxes paid disaggregated by jurisdiction. This accounting standard is effective for the fiscal year ending December 31, 2025, and will be applied prospectively with an option for retroactive application to each period in the financial statements. We are currently evaluating the impact of the adoption on our consolidated financial statements.
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
Note 3. Other Financial Statement Information
Accounts Receivable
Changes in the allowances consisted of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Beginning balance	$2,121	$4,906
Add: amounts recognized as a reduction of revenue	1,236	1,545
Add (less): allowance for credit losses recognized in general and administrative expense	40	(154)
Less: write-offs, net of recoveries	(773)	(2,864)
Ending balance	$2,624	$3,433
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
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid expenses	$11,135	$9,129
Deferred cost of revenue	3,789	1,670
Capitalized cloud computing development costs	1,557	1,599
Income tax receivable	1,542	3,701
Other current assets	2,414	1,827
Total prepaid expenses and other current assets	$20,437	$17,926
Goodwill
The following table presents the changes in the carrying amount of goodwill (in thousands):

Amount
Balance as of December 31, 2024	$63,318
Acquisition(1)	77,813
Balance as of March 31, 2025	$141,131
(1) Amounts relate to the acquisition of Formation Nation, Inc., or Formation Nation. Refer to Note 5. Acquisition to our condensed consolidated financial statements.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued payroll and related expenses	$19,652	$27,518
Accrued vendor payables	22,719	15,895
Accrued advertising	692	1,636
Sales allowances	3,079	3,086
Accrued sales, use and business taxes	9,107	6,984
Deferred consideration relating to business acquired	12,957	—
Other	4,241	2,809
Total accrued expenses and other current liabilities	$72,447	$57,928
Deferred revenue
Deferred revenue as of March 31, 2025 and December 31, 2024 was $211.4 million and $175.0 million, respectively. Revenue recognized in the three months ended March 31, 2025 and 2024 that was included in deferred revenue as of December 31, 2024 and 2023 was $85.4 million and $84.1 million, respectively.
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
Depreciation and Amortization
Depreciation and amortization expense of our property and equipment, including capitalized internal-use software, and intangible assets consisted of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$5,115	$4,467
Sales and marketing	1,715	799
Technology and development	2,220	1,477
General and administrative	1,356	927
Total depreciation and amortization expense	$10,406	$7,670
Note 4. Sale of Assets Held for Sale
In September 2022, following an evaluation of our office space and business requirements, we determined that our operational headquarters property at 9900 Spectrum Drive in Austin, Texas was no longer aligned with operational needs due to an increased shift to remote work. As a result, we initiated plans to sell the property consisting of land, a building and building improvements, and classified these assets as held for sale.
On September 24, 2024, we entered into a binding purchase and sale agreement for this property with Round Rock Independent School District. The sale was completed on March 31, 2025, and we received net cash proceeds of approximately $37.1 million after deducting selling costs such as brokerage commissions, title fees, and asset disposal costs.
Prior to completion of the sale, the property had a carrying value of $22.7 million. As a result of the sale, we recognized a gain of $14.3 million. This gain is recorded in income from operations on the condensed consolidated statement of operations.
As of March 31, 2025, the property is fully derecognized from the balance sheet, and no amounts remain to be classified as held for sale.
Note 5. Acquisition
Formation Nation, Inc.
On February 10, 2025, we acquired all of the outstanding equity interests of Formation Nation, Inc. in exchange for a total consideration of $83.2 million consisting of cash and equity consideration comprising

2,205,445 restricted shares of our common stock. The shares are subject to a lock-up and voting agreement, and a portion of the cash consideration is subject to a one-year holdback and customary adjustments. Upon closing of the transaction, Formation Nation and its subsidiaries – including Inc Authority, LLC and Nevada Corporate Headquarters, Inc. – became wholly owned subsidiaries of LegalZoom.
Formation Nation is a Nevada-based small business services company with a range of legal and business solutions, from highly personalized offerings, to lower-cost value options. The acquisition of Formation Nation, along with its subsidiaries, was completed in order to accelerate our strategy of attracting higher value customers by leveraging Formation Nation’s best-in-class customer service teams, expand our portfolio of offerings, and enable us to reach a broader customer base.
The acquisition meets the criteria to be accounted for as a business combination which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date and that the difference between the fair value of the consideration paid for the acquired entity and the fair value of net assets acquired be recorded as goodwill, which is not amortized but is tested at least annually for impairment.
The acquisition-date preliminary fair value of consideration transferred is as follows (in thousands):

Cash paid at close	$50,076
Equity consideration	20,048
Deferred cash consideration	13,058
Total consideration transferred	$83,182
The fair value of equity issued to the selling shareholder was determined based on the closing price of the Company’s common stock immediately prior to acquisition.
Approximately $12.9 million of the consideration was deferred to satisfy any necessary adjustments, including without limitation, indemnification claims related to general representations and warranties, any net working capital adjustments and deferred change in control bonuses. This deferred consideration is expected to be settled in cash after a 12-month holdback period, net of any amounts necessary to satisfy all unsatisfied or disputed claims for indemnification and net working capital adjustments. An additional $0.2 million in consideration is payable in two installments on the one- and two-year anniversary of the acquisition date. The current portion of deferred consideration was recognized within accrued expenses and other current liabilities and the non-current portion was recognized within other liabilities on our condensed consolidated balance sheet based on their respective due dates.
The identifiable assets acquired and liabilities assumed were recorded at their preliminary fair values as of the acquisition date and consolidated with those of the Company based on management's estimates and assumptions. Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires the use of significant judgments regarding estimates and assumptions that may change during the measurement period, which will not exceed one year from the acquisition date. The estimated fair values of the customer relationships were calculated using income and cost approaches, including the multi-period excess earnings method. The estimated fair values of developed technology and in-process research & development were calculated using cost approaches, and the estimated fair value of trade names was calculated using the relief from royalty method.
Goodwill represents the excess of the purchase price over the identifiable net assets acquired arising from the business combination. The goodwill related to the acquisition was attributable largely to the assembled workforce and synergies expected from combining our operations, and is not deductible for tax purposes.

The following table summarizes the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$1,953
Accounts receivable	276
Prepaid expenses and other current assets	257
Operating lease right-of-use assets	3,884
Other assets	80
Intangible assets	17,300
Goodwill	77,813
Total assets acquired	$101,563

Accounts payable	$535
Accrued expenses and other current liabilities	4,744
Operating lease liabilities, current and non-current	3,504
Deferred revenue	9,582
Other liabilities	16
Net assets acquired	$83,182

The following table summarizes the preliminary valuation of acquired intangible assets and estimated useful lives as of the acquisition date (in thousands, except years):

	Fair Value	Estimated remaining useful life
Customer relationships	$11,200	5
Developed technology	3,400	4
Trade names	2,500	5
In-process research & development	200	N/A
Total identifiable intangible assets	$17,300

Acquisition costs related to this transaction of approximately $1.5 million were expensed as incurred and are included in general and administrative expenses on the unaudited condensed consolidated statements of operations.
Results of Formation Nation, inclusive of any synergy effects, cross-selling, or cross-marketing benefits, have been included within the unaudited condensed consolidated financial statements since February 10, 2025, the date of the acquisition. Revenue and net loss attributable to Formation Nation included within the unaudited condensed consolidated statements of operations since the acquisition date were approximately $8.6 million and $0.8 million, respectively, for the three months ended March 31, 2025.
Pro forma revenues and results of operations for this acquisition have not been presented as the impact on our consolidated financial statements would be immaterial.
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
At March 31, 2025 and December 31, 2024, we had no amounts outstanding under our 2021 Revolving Facility or any outstanding letters of credit and we were in compliance with all financial covenants.
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
Indemnifications
Indemnification provisions in our third party service provider agreements provide that we will indemnify, hold harmless, and reimburse the indemnified parties on a case-by-case basis for losses suffered or incurred by the indemnified parties in connection with any claim by any third party as a result of our website, advertising, marketing, payment processing, collection or customer service activities. The maximum potential amount of future payments we could be required to make under these indemnification provisions is indeterminable.
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
There were no repurchases of the Company’s common stock during the three months ended March 31, 2025. Approximately $50.0 million remained available for future repurchases of the Company’s common stock under the stock repurchase program as of March 31, 2025. Refer to Note 14. Subsequent Events to our condensed consolidated financial statements for additional information.
The Inflation Reduction Act of 2022, enacted in August 2022, imposed a 1% non-deductible excise tax on net repurchases of shares by domestic corporations whose stock is traded on an established securities market. Consequently, this excise tax is applicable to shares of stock repurchased pursuant to our stock repurchase program beginning in 2023 and represents a cost of the repurchases of our common stock. We have not recognized an excise tax liability as of March 31, 2025, as there were no stock repurchases for the three months ended March 31, 2025.
Note 9. Stock-based Compensation
Stock-based Compensation Expense
We recorded stock-based compensation expense in the following categories in the accompanying unaudited condensed consolidated statements of operations and balance sheets (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$1,260	$1,593
Sales and marketing	3,767	1,579
Technology and development	4,024	5,703
General and administrative	$20,705	$5,981
Total stock-based compensation expense	29,756	14,856
Amount capitalized to internal-use software	1,340	1,417
Total stock-based compensation	$31,096	$16,273
Restricted Stock Units
During the three months ended March 31, 2025, we granted 5.3 million restricted stock units, or RSUs, with a total grant date fair value of $52.3 million to various employees. RSUs are measured based on the fair market value of the underlying stock on the date of grant and recognized as expense over the requisite service period.
Note 10. Income Taxes
We recorded a provision for income taxes of $5.5 million and $3.2 million for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate for the three months ended March 31, 2025 and

2024 was 52% and 41%, respectively. The difference from the federal statutory rate of 21% is primarily due to the recognition of significant non-deductible stock-based compensation and other discrete adjustments.
Gross unrecognized tax benefits were $14.8 million and $13.4 million as of March 31, 2025 and December 31, 2024, respectively. The gross unrecognized tax benefits, if recognized by us, will result in a reduction of approximately $14.1 million, excluding interest and penalties, to the provision for income taxes, thereby favorably impacting our effective tax rate. Our policy is to recognize interest and penalties related to income tax matters in income tax expense. For the periods presented, interest and penalties related to income tax positions were not material to our unaudited condensed consolidated financial statements.
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
Note 11. Net Income Per Share
The following table shows the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income	$5,127	$4,744
Denominator:
Weighted-average common stock used in computing net income per share — basic	176,829	188,618
Effect of potentially dilutive securities
Options to purchase common stock	60	2,055
RSUs	3,713	2,718
Employee stock purchase plan	14	6
Weighted-average common stock used in computing net income per share — diluted	180,616	193,397
Net income per share — basic	$0.03	$0.03
Net income per share — diluted	$0.03	$0.02
The following table presents the number of stock options, RSUs, and PSUs excluded from the calculation of diluted net income per share because they are anti-dilutive (in thousands):

	Three Months Ended March 31,
	2025	2024
Options to purchase common stock	10,298	6,910
RSUs(1)	22,495	5,223
Employee stock purchase plan	12	30
Total	32,805	12,163

(1) For the three months ended March 31, 2025, anti-dilutive RSUs include RSU awards with a market vesting condition granted in July 2024 and reflected at 200% of target, and RSU awards with market vesting condition granted in November 2024 and reflected at 325% of target.
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
At March 31, 2025 and December 31, 2024, our financial assets recorded at fair value on a recurring basis consist of cash equivalents and available-for-sale debt security. The cash equivalents consist of money market funds valued using quoted prices in active markets, which represents Level 1 inputs in the fair value hierarchy. As of March 31, 2025, the fair value of our available-for-sale debt security was valued based on the expected proceeds from a pending sale transaction scheduled to close during the second quarter 2025. Given the observable nature of the transaction terms, the investment is classified as a Level 2 input in the fair value hierarchy.
The carrying amounts of accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair values because of the short-term nature of these items.
The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	As of March 31, 2025
	Level 1	Level 2	Level 3
Available-for-sale debt security	$—	$1,588	$—
Money market funds	148,916	—	—
Total assets	$148,916	$1,588	$—

	As of December 31, 2024
	Level 1	Level 2	Level 3
Available-for-sale debt security	$—	$—	$1,377
Money market funds	114,690	—	—
Total assets	$114,690	$—	$1,377

Note 13. Segment Information
Our Chief Executive Officer, as the Chief Operating Decision Maker, or CODM, organizes our company, manages resource allocations, and measures performance on the basis of one operating segment on a consolidated basis. The accounting policies of our operating segment are the same as those described in Note 2, Summary of Significant Accounting Policies. The CODM assesses performance for the segment and decides how to allocate resources based on net income (loss) that also is reported on the accompanying condensed consolidated statements of operations as consolidated net income (loss). The measure of segment assets is reported on the accompanying condensed consolidated balance sheets as total assets.
The CODM uses net income (loss) to evaluate income generated from segment assets in making key operating and segment resource allocation decisions, such as investments in new product development. Net income (loss) is also used to monitor budget versus actual results.
The Company has one reportable segment which provides an online platform for business formation in the United States, or U.S., and, as described in Note 2, Summary of Significant Accounting Policies, generates revenue from customized legal document services and subscriptions offered to our customers. Revenue outside of the U.S., based on the location of the customer, represented less than 1% of our unaudited consolidated revenue for the three months ended March 31, 2025 and 2024. Our property and equipment and ROU assets located outside of the U.S. were immaterial as of March 31, 2025 and 2024.

The following table summarizes financial information by reportable segment regularly provided to the CODM (in thousands):

	Three Months Ended March 31,
	2025	2024
Transaction revenue	$66,853	$66,317
Subscription revenue	116,257	107,897
Total revenue	183,110	174,214
Less:
Filings fees	25,219	24,813
Other cost of revenue, excluding depreciation, amortization and stock-based compensation	34,966	37,511
Customer acquisition marketing	44,215	40,563
Other sales and marketing, excluding depreciation, amortization and stock-based compensation	11,681	10,812
Technology and development, excluding depreciation, amortization and stock-based compensation	15,078	16,777
General and administrative, excluding depreciation, amortization, stock-based compensation, and restructuring	16,482	15,836
Stock-based compensation	29,756	14,856
Depreciation and amortization	10,406	7,670
Interest income	(1,483)	(2,887)
Interest expense	182	61
Restructuring(1)	678	321
Other segment items(2)	(347)	(93)
Provision for income taxes	5,487	3,230
Gain on sale of assets held for sale	(14,337)	—
Segment net income	5,127	4,744

Reconciliation of profit or loss
Adjustments and reconciling items	$—	$—
Consolidated net income	$5,127	$4,744
(1) For 2025 and 2024, restructuring costs related to the reduction of our U.S. headcount.
(2) Other segment items included in segment net income primarily consist of foreign currency gains or losses related to our intercompany loans which were denominated in British Pound Sterling, or GBP, and included in other income, net on the consolidated statements of operations.
Note 14. Subsequent Events
Subsequent to March 31, 2025, in May 2025, our Board of Directors approved a $100.0 million increase in our stock repurchase program, bringing the aggregate amount authorized to $315.0 million. As of the date of this filing, approximately $150.0 million remained available for future repurchases of our common stock under the stock repurchase program. For additional information regarding our stock repurchase program, refer to Note 8 to our unaudited condensed consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Part II, Item 8, “Financial Statements and Supplementary Data” included in our 2024 Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 26, 2025 and our other filings with the SEC. The following discussion contains forward-looking statements based upon current plans, expectations and beliefs and that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the "Risk Factors" section of this Quarterly Report on Form 10-Q. See “Forward-Looking Statements” preceding Part I of this Quarterly Report on Form 10-Q.
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
Recent Developments and Updates
•On February 10, 2025, we acquired all of the outstanding equity interests of Formation Nation, Inc., or Formation Nation, for total cash consideration of $64.7 million (before any working capital adjustments) and equity consideration in the form of 2,205,445 restricted shares of our common stock. The cash consideration was reduced by $1.6 million in the three months ended March 31, 2025 due to working capital adjustments and also includes deferred consideration of $13.1 million. The shares are subject to a lock-up and voting agreement. Upon closing of the transaction, Formation Nation, Inc. and its subsidiaries – including Inc Authority, LLC and Nevada Corporate Headquarters, Inc. – became wholly owned subsidiaries of LegalZoom. Refer to Note 5. Acquisition to our unaudited condensed consolidated financial statements for additional information.
•In March 2025, we announced the appointment of Pratik Savai as our new Chief Technology Officer.

•On March 31, 2025, we closed on the sale of our real property located at 9900 Spectrum Drive, Austin, Texas 78717 for an aggregate purchase price of $37.8 million. Net proceeds to us, after deducting selling costs, were $37.1 million.
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
•Our share of business formations. In the three months ended March 31, 2025 and 2024, business formations represented the largest share of our total transaction orders. Business formations act as an entrance point for many customers to the LegalZoom ecosystem, where they then often purchase a mix of transaction and subscription offerings alongside and after the initial formation transaction. As a result, our operating results depend on the continuation of new business formations in the U.S. and even more so, on our ability to increase our share of these formations.
•Ability to enhance customer lifetime value. Our future performance depends on our ability to integrate new products and services into our LegalZoom ecosystem and to increase recurring revenue through subscription offerings. As we continue to test new and existing products and services in order to optimize our product line-up, including testing various commercialization strategies for those offerings, we have experienced and we expect to continue to experience increased volatility across our key business metrics. In addition, in an effort to enhance customer lifetime value, we intend to continue to invest in improving our customer experience, which includes investments in our educational content and improving our website and mobile experience.
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
Key Business Metrics
In addition to the measures presented in our unaudited condensed consolidated financial statements, we regularly monitor the financial and operating metrics below to evaluate the growth of our business, measure the effectiveness of our marketing efforts, identify trends, formulate financial forecasts and make strategic decisions. For the three months ended March 31, 2025, Formation Nation is included in the key business metrics below starting on February 10, 2025, the date we acquired Formation Nation. Prior periods have not been recast.
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
The below table sets forth the number of business formations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Number of business formations	131	139
We experienced a 6% decrease in business formation transactions during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, in part due to a continuing challenging macroeconomic environment, partially offset by our Formation Nation acquisition. Formation Nation contributed approximately 6% of total business formations during the three months ended March 31, 2025. Overall U.S. business formations declined by 5% during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, based on a review of U.S. Census data revealing new applications for EINs.
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
The below table sets forth the number of transactions for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Number of transactions	341	336
We experienced a 1% increase in the number of transactions during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to an increase in annual report filings from our compliance subscriber base and the inclusion of transactions from our Formation Nation acquisition. This increase was partially offset by lower beneficial ownership information report filings following a Financial Crimes Enforcement Network (FinCEN) ruling on March 21, 2025 that eliminated this filing requirement for U.S. companies.
Average order value
We define average order value for a given period as total transaction revenue divided by total number of transactions in such period. We consider average order value to be an important metric given that it indicates how much customers are spending on average on our platform per transaction.
The below table sets forth the average order value for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Average order value	$196	$198
Average order value decreased 1% during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This change was driven by the recommercialization of certain business formation offerings, partially offset by a year-over-year increase in the price of our beneficial ownership information report.
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

The below table sets forth the number of subscription units as of March 31, 2025 and 2024:

	As of March 31,
	2025	2024
	(in thousands)
Number of subscription units	1,924	1,605
We achieved a 20% increase in subscription units from March 31, 2024 to March 31, 2025, primarily driven by an increase in forms and e-signature and accounting solution subscriptions from the bundling of these products into certain business formation offerings, and the inclusion of subscription units from our Formation Nation acquisition. This growth in subscription units as of March 31, 2025 was partially offset by the discontinuation of new customer acquisition for our tax offering.
On a sequential basis, the number of subscription units as of March 31, 2025 increased 9% from 1,766 thousand subscription units as of December 31, 2024.
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
The below table sets forth ARPU as of March 31, 2025 and 2024:

	As of March 31,
	2025	2024
Average revenue per subscription unit	$252	$272
ARPU declined 7% as of March 31, 2025 compared to March 31, 2024 primarily due to a shift in mix towards our lower priced subscription offerings, including forms and e-signature and accounting solution subscriptions, from the bundling of these products into certain business formation offerings, as well as a decrease in our higher-priced tax subscription offering due to the discontinuation of new customer acquisition.
On a sequential basis, ARPU as of March 31, 2025 decreased 4% compared to December 31, 2024.
Annual small business retention rate
We define annual small business retention rate as the percentage of small business subscription units active as of the last day of the quarter one year ago that were still active subscriptions 12 months later. Small business subscription units represent our subscriptions targeted at our small business customers and include subscriptions for our registered agent and compliance services, our tax solution, our virtual mail, forms and eSignature solutions and our small business legal advisory plan, and exclude subscriptions from our enterprise customers, our prior operations in the U.K. and our consumer legal advisory plan. Annual small business retention rate includes both monthly and annual subscription units and reflects all subscription unit attrition, including as a result of actual business failures of certain of our customers. Our annual small business retention rate as of March 31, 2025 was approximately 60%, which was impacted by the anniversarying of non-renewing annual forms and e-signature subscriptions that were bundled into certain business formation offerings.
The annual small business retention rate as of March 31, 2025 does not include the impact of Formation Nation, as we had no active Formation Nation subscriptions on the last day of the quarter one year ago.
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
We generate revenue from the following sources:
Transaction revenue—Transaction revenue is primarily generated from our customized legal document services upon fulfillment of these services. Transaction revenue includes filing fees and is net of cancellations, promotional discounts, sales allowances and credit reserves. We also earn fees from third-party providers in connection with lead generation activities, where referred customers purchased services that are transactional in nature.
Subscription revenue—Subscription revenue is generated primarily from subscriptions to our registered agent, compliance packages, attorney advice, legal forms, tax and accounting, virtual mail and e-signature services, and software-as-a-service, or SaaS, subscriptions. We generally recognize revenue from our subscriptions ratably over the subscription term. Subscription terms generally range from thirty days to one year. Subscription revenue also includes amounts earned from third-party providers in connection with lead generation activities, where referred customers purchased services that are subscription in nature. Subscription revenue includes the transaction price allocated to bundled free trials for our subscription services and is net of promotional discounts, cancellations, sales allowances and credit reserves and payments to third party service providers such as legal plan law firms.
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
See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Revenue Recognition” in our 2024 Annual Report on Form 10-K for a description of the accounting policies related to revenue recognition, including arrangements that contain multiple deliverables.
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
Operating expenses
Our operating expenses consist primarily of sales and marketing, technology and development, general and administrative expenses, and to a lesser extent, impairments of goodwill, long-lived assets, other assets and gain on sale of assets held for sale.
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
Gain on sale of assets held for sale
Gain on sale of assets held for sale relates to the sale of our operational headquarters on March 31, 2025.
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
We account for income taxes in accordance with Accounting Standard Codification 740, Income Taxes, which requires an estimate of the annual effective tax rate for the full year to be applied to the interim period, taking into account year-to-date amounts and projected results for the full year. Our effective tax rate could fluctuate significantly from quarter to quarter based on recurring and nonrecurring factors including, but not limited to: variations in the estimated and actual level of pre-tax income or loss by jurisdiction; changes in enacted tax laws and regulations, and interpretations thereof, including with respect to tax credits and state and local income taxes; developments in tax audits and other matters; recognition of excess tax benefits and tax deficiencies from stock-based compensation and certain nondeductible expenses. Changes in judgment from the evaluation of new information resulting in the recognition, derecognition, or remeasurement of a tax position taken in a prior annual period are recognized separately in the quarter of the change.
Results of Operations
The following table sets forth our consolidated statement of operations data for each of the periods indicated. The period-to-period comparison of financial results should not be considered as a prediction or indicative of our future results:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Revenue	$183,110	$174,214
Cost of revenue(1)(2)	66,560	68,384
Gross profit	116,550	105,830
Operating expenses:
Sales and marketing(1)(2)	61,378	53,753
Technology and development(1)(2)	21,322	23,957
General and administrative(1)(2)	39,221	23,065
Gain on sale of assets held for sale	(14,337)	—
Total operating expenses	107,584	100,775
Income from operations	8,966	5,055
Interest expense	(182)	(61)
Interest income	1,483	2,887
Other income, net	347	93
Income before income taxes	10,614	7,974
Provision for income taxes	5,487	3,230
Net income	$5,127	$4,744
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cost of revenue	$1,260	$1,593
Sales and marketing	3,767	1,579
Technology and development	4,024	5,703
General and administrative	20,705	5,981
Total stock-based compensation expense	$29,756	$14,856
Stock-based compensation expense increased for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 due to time-based restricted stock units, or RSUs, RSUs with performance and market conditions, and RSUs with market conditions granted to eligible employees and members of our senior leadership team in 2024. See Note 14 to our consolidated financial statements included in our 2024 Annual Report on Form 10-K for additional information.

(2)Includes depreciation and amortization expense for our property and equipment, including capitalized internal-use software and intangible assets as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cost of revenue	$5,115	$4,467
Sales and marketing	1,715	799
Technology and development	2,220	1,477
General and administrative	1,356	927
Total depreciation and amortization expense	$10,406	$7,670
Comparison of the Three Months Ended March 31, 2025 and 2024
Revenue

	Three Months Ended March 31,
	2025	2024	$ change	% change
	(in thousands, except percentages)
Revenue by type
Transaction	$66,853	$66,317	$536	1%
Subscription	116,257	107,897	8,360	8%
Total revenue	$183,110	$174,214	$8,896	5%
The increase in total revenue for the three months ended March 31, 2025 was primarily driven by an increase in subscription revenue. Subscription revenue was 63% and 62% of total revenue for the three months ended March 31, 2025 and 2024, respectively, and transaction revenue was 37% and 38% of total revenue for the three months ended March 31, 2025 and 2024, respectively.
Transaction revenue increased 1% year-over-year for the three months ended March 31, 2025 primarily due to $5.9 million in revenues from our acquisition of Formation Nation in February 2025 and, to a lesser extent, an increase in revenue from our beneficial ownership information report filings due to a year-over-year increase in pricing. The increase in transaction revenue was partially offset by a 6% year-over-year decline in the number of business formations as well as the recommercialization of certain business formation offerings.
Subscription revenue increased 8% year-over-year for the three months ended March 31, 2025 primarily due to a 6% year-over-year increase in revenue from our compliance-related subscriptions, an increase in our virtual mail subscriptions and revenue earned from the 1-800Accountant partnership entered into in December 2024. These increases were partially offset by our discontinuation of new customer acquisition for our tax offering.
Cost of revenue

	Three Months Ended March 31,
	2025	2024	$ change	% change
	(in thousands, except percentages)
Cost of revenue	$66,560	$68,384	$(1,824)	(3%)
Cost of revenue for the three months ended March 31, 2025 decreased by $1.8 million primarily due to a $5.3 million decrease in payroll and related benefits, largely due to the reduction in headcount. These decreases were partially offset by a $2.1 million increase in third party fees for customer fulfillment services, a

$0.6 million increase in depreciation and amortization expense, a $0.5 million increase in other costs of service primarily related to Formation Nation, and a $0.4 million increase in filing fees.
Gross profit

	Three Months Ended March 31,
	2025	2024	$ change	% change
	(in thousands, except percentages)
Gross profit	$116,550	$105,830	$10,720	10%
Gross profit for the three months ended March 31, 2025 increased by $10.7 million compared to three months ended March 31, 2024 due to a $8.9 million increase in revenue and a $1.8 million reduction in cost of revenue.
Sales and marketing

	Three Months Ended March 31,
	2025	2024	$ change	% change
	(in thousands, except percentages)
Sales and marketing	$61,378	$53,753	$7,625	14%
Sales and marketing expenses for the three months ended March 31, 2025 increased by $7.6 million primarily due to a $4.2 million increase in payroll and related benefits largely due to an increase in sales and marketing headcount, a $3.7 million increase in customer acquisition marketing spend, and a $0.9 million increase in depreciation and amortization. Customer acquisition marketing spend was $44.2 million and $40.6 million for the three months ended March 31, 2025 and 2024, respectively. These increases were partially offset by a $1.8 million decrease in non-customer acquisition marketing spend related to creative marketing costs.
Technology and development

	Three Months Ended March 31,
	2025	2024	$ change	% change
	(in thousands, except percentages)
Technology and development	$21,322	$23,957	$(2,635)	(11%)
Technology and development expenses for the three months ended March 31, 2025 decreased primarily due to a decrease in payroll and related benefits largely due to decreased technology and development headcount.
General and administrative

	Three Months Ended March 31,
	2025	2024	$ change	% change
	(in thousands, except percentages)
General and administrative	$39,221	$23,065	$16,156	70%
General and administrative expenses for the three months ended March 31, 2025 increased by $16.2 million mainly due to a $14.7 million increase in stock-based compensation expense compared to the three months ended March 31, 2024 and $1.5 million in legal and advisory consulting costs related to our acquisition of Formation Nation. Stock-based compensation expense increased for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 due to time-based RSUs, RSUs with performance and market conditions, and RSUs with market conditions granted to eligible employees and members of our senior leadership team in 2024.
Gain on sale of assets held for sale

	Three Months Ended March 31,
	2025	2024	$ change	% change
	(in thousands, except percentages)
Gain on sale of assets held for sale	$(14,337)	$—	$(14,337)	N/A
Gain on sale of assets held for sale for the three months ended March 31, 2025 was $14.3 million due to the sale of our operational headquarters on March 31, 2025.
Interest expense

	Three Months Ended March 31,
	2025	2024	$ change	% change
	(in thousands, except percentages)
Interest expense	$(182)	$(61)	$(121)	198%
Interest expense consists primarily of amortization of debt issuance costs related to our 2021 Revolving Facility.
Interest income

	Three Months Ended March 31,
	2025	2024	$ change	% change
	(in thousands, except percentages)
Interest income	$1,483	$2,887	$(1,404)	(49%)
The change in interest income was primarily due to interest income generated from our money market investments during the three months ended March 31, 2025.
Other income, net

	Three Months Ended March 31,
	2025	2024	$ change	% change
	(in thousands, except percentages)
Other income, net	$347	$93	$254	273%
The change in other income, net, between 2025 and 2024 was primarily due to changes in foreign currency movements related to our intercompany loans which were denominated in British Pound Sterling, or GBP.
Provision for income taxes

	Three Months Ended March 31,
	2025	2024	$ change	% change
	(in thousands, except percentages)
Provision for income taxes	$5,487	$3,230	$2,257	70%
Effective tax rate	52%	41%

There was a $2.3 million increase in the provision for income taxes for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The change was primarily due to an increase in non-deductible stock-based compensation for the three months ended March 31, 2025.
Liquidity and Capital Resources
Overview
We fund our operations and capital expenditures from cash flows from operating activities. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes. At March 31, 2025, our principal sources of liquidity were cash and cash equivalents of $210.0 million, which consisted of cash on deposit with banks and money market funds, of which approximately $3.6 million related to our foreign subsidiaries. Our cash and cash equivalents increased by $67.9 million from December 31, 2024 to March 31, 2025, primarily as a result of proceeds from stock option exercises primarily by former executive officers, proceeds from the sale of a property held for sale, and cash provided by operating activities, partially offset by cash paid for the acquisition of Formation Nation.
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
In October 2023, our board of directors approved a new stock repurchase program, pursuant to which our management is authorized to repurchase up to $100.0 million of shares of our common stock from time to time. In May 2024 and November 2024, our board of directors approved increases of $75.0 million and $40.0 million, respectively, in the stock repurchase program, bringing the aggregate amount authorized to $215.0 million as of March 31, 2025. Approximately $50.0 million remained available for future repurchases under the stock repurchase program as of March 31, 2025. Subsequent to March 31, 2025, in May 2025, our board of directors approved a $100.0 million increase in our stock repurchase program, bringing the aggregate amount authorized to $315.0 million. For additional information regarding our stock repurchase program, refer to Note 8 to our unaudited condensed consolidated financial statements.
Borrowings
2021 Revolving Facility
On July 2, 2021, we entered into our $150.0 million 2021 Revolving Facility with JPMorgan Chase Bank, N.A., as the administrative agent. The 2021 Revolving Facility, as amended, provides for the issuance of up to $20.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, in an amount of up to $10.0 million. As of March 31, 2025, we had no borrowings outstanding and $150.0 million was available for use under our 2021 Revolving Facility.
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
We are required to pay a commitment fee in respect of unutilized commitments under the 2021 Revolving Facility. The commitment fee is, initially, 0.35% per annum. The commitment fee is subject to a reduction of 0.10% if the total net first lien leverage ratio does not exceed 3.50 to 1.00. We are also required to pay customary letter of credit fees and agency fees. As of March 31, 2025, the interest rate applicable to the 2021 Revolving Facility was subject to a 1.0% floor and was at a rate equal to the greatest of: (i) the administrative agent’s prime rate; (ii) the federal funds effective rate plus 1/2 of 1.0%; and (iii) the secured overnight financing rate, or SOFR, plus a 0.10% credit spread adjustment to the SOFR benchmark, or Adjusted Term SOFR, plus 1.0%; provided that if the Adjusted Term SOFR is less than zero, the Adjusted Term SOFR shall be deemed to be zero. The interest rate margins under the 2021 Revolving Facility are subject to a reduction of 0.25% and a further reduction of 0.25% if the total net first lien leverage ratio does not exceed 3.50 to 1.00 and 2.50 to 1.00, respectively.
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
Cash flows
The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$50,703	$34,194
Net cash used in investing activities	(20,450)	(9,477)
Net cash provided by (used in) financing activities	37,604	(22,271)
Effect of exchange rate changes on cash and cash equivalents	52	(36)
Net increase in cash and cash equivalents	$67,909	$2,410
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
In the three months ended March 31, 2025, cash provided by operating activities was $50.7 million resulting from net income of $5.1 million, adjusted for stock-based compensation and other non-cash expenses of $28.4 million and net cash flows provided by changes in operating assets and liabilities of $17.2 million. The $28.4 million of stock-based compensation and other non-cash expenses resulted primarily from $29.8 million in stock-based compensation expense, $10.4 million in depreciation and amortization expense, and $0.6 million in amortization of right-of-use assets expense, partially offset by a $14.3 million gain on disposal of property and equipment. The $17.2 million of net cash flows provided from changes in our operating assets and liabilities resulted primarily from a $26.8 million increase in deferred revenue largely due to the growth of our subscription units which are predominantly billed in advance of our revenue recognition, partially offset by a $9.1 million increase in accounts receivables, and a $2.2 million increase in prepaid and other current assets.

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
In the three months ended March 31, 2025, net cash used in investing activities was $20.5 million resulting primarily from $48.1 million used for the acquisition of Formation Nation, net of cash acquired and $9.4 million in purchases of property and equipment, including capitalization of internal-use software, partially offset by $37.1 million in proceeds from the sale of our operational headquarters.
Net cash used in financing activities
Our primary uses of cash in financing activities are for repurchases of common stock and settlements of stock options and restricted stock units, or RSUs. Net cash provided by financing activities is primarily impacted by exercises of stock options by our employees and issuance of common stock.
In the three months ended March 31, 2025, net cash provided by financing activities was $37.6 million, primarily resulting from $43.5 million in proceeds from the exercise of stock options primarily by former executive officers and a $5.9 million settlement of minimum statutory tax withholding upon vesting of RSUs.
Material Cash Requirements
We believe our current cash and cash equivalents, as well as cash expected to be generated by future operating activities, will be sufficient to meet our material cash requirements for the next twelve months. Our material cash requirements include the below contractual and other obligations:
Commitments
We have non-cancelable agreements with various vendors, which require us to pay $35.1 million over a five-year period, of which $22.8 million remains to be paid as of March 31, 2025.
Lease Obligations
At March 31, 2025, we had various non-cancelable operating leases for office space, which expire between July 2025 and February 2033. As of March 31, 2025, we had total minimum operating lease maturities of $16.6 million, $2.8 million of which mature within nine months. See Note 8 of our consolidated financial statements included in our 2024 Annual Report on Form 10-K for additional information regarding our future operating lease payments.
Non-GAAP Financial Measures
To supplement our unaudited condensed consolidated financial statements, which are prepared and presented in accordance with U.S. generally accepted accounting principles, or GAAP, we use certain non-GAAP financial measures, as described below, to understand and evaluate our core operating performance. We believe that these non-GAAP financial measures provide investors with useful information about our financial performance and liquidity, enhance the overall understanding of our past performance and future prospects and allow for greater transparency with respect to important measures used by our management for financial and operational decision-making. We also believe that these measures provide an additional tool for investors to use in comparing our core financial performance over multiple periods with other companies in our industry. These non-GAAP measures should not be considered in isolation of, or as a substitute or an alternative to, measures prepared and presented in accordance with GAAP.
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net income (loss) adjusted to exclude interest expense, interest income, provision for (benefit from) income taxes, depreciation and amortization, other expense (income), net, stock-based compensation and certain non-recurring income and expenses from time to time. We define Adjusted EBITDA margin as Adjusted EBITDA as a percentage of revenue. We define net income (loss) margin as net income (loss) as a percentage of revenue based on our consolidated financial statements.
Adjusted EBITDA is one of the primary performance measures used by our management and our board of directors to understand and evaluate our financial performance and operating trends, including period-to-period comparisons, preparing and approving our annual budget and operational planning. In assessing our performance, we exclude certain expenses that we believe are not comparable period over period or that we believe are not indicative of our underlying operating performance. There are a number of limitations related to the use of Adjusted EBITDA rather than net income (loss), which include that Adjusted EBITDA:
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
•excludes stock-based compensation expense, which has been, and will continue to be, a significant recurring expense for our business and an important part of our compensation strategy; and
•does not reflect certain expenses that we do not consider representative of our underlying operating performance, but that reduce cash available to us.
The following table presents a reconciliation of net income to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands, except percentages)
Reconciliation of net income to Adjusted EBITDA
Net income	$5,127	$4,744
Interest expense	182	61
Interest income	(1,483)	(2,887)
Provision for income taxes	5,487	3,230
Depreciation and amortization	10,406	7,670
Other income, net	(347)	(93)
Stock-based compensation	29,756	14,856
Transaction-related expenses(1)	1,543	—
Gain on sale of assets held for sale	(14,337)	—
Restructuring costs(2)	678	321
Adjusted EBITDA	$37,012	$27,902
Net income margin	3%	3%
Adjusted EBITDA margin	20%	16%
(1)     For 2025, transaction-related expenses related to our acquisition of Formation Nation.
(2)     For 2025 and 2024, restructuring costs related to the reduction of our U.S. headcount.
Adjusted EBITDA increased from $27.9 million for the three months ended March 31, 2024 to $37.0 million for the three months ended March 31, 2025. The increase of $9.1 million resulted primarily from an increase in revenue of $8.9 million, a $2.1 million reduction in cost of revenue, excluding non-cash items, and an increase in operating expenses, excluding non-cash and non-recurring items, of $1.9 million. Changes in cost of revenue, excluding non-cash items, and operating expenses, excluding non-cash and non-recurring items, reflect a $14.9 million increase in stock-based compensation and a $14.3 million gain on the sale of our operational headquarters.
Free cash flow
Free cash flow is a liquidity measure used by management in evaluating the cash generated by our operations after purchases of property and equipment including capitalized internal-use software. We believe free cash flow provides useful information to management and investors about the amount of cash generated by our business that can be used for strategic opportunities, including investing in our business and strengthening our balance sheet, once our business needs and obligations are met. The usefulness of free cash flow as an analytical tool has limitations because it excludes certain items that are settled in cash, does not represent residual cash flow available for discretionary expenses, does not reflect our future contractual commitments, and may be calculated differently by other companies in our industry.
The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable GAAP measure, to free cash flow:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow
Net cash provided by operating activities	$50,703	$34,194
Purchase of property and equipment	(9,378)	(9,477)
Free cash flow	$41,325	$24,717
We experienced an increase in our free cash flow from $24.7 million for the three months ended March 31, 2024 to $41.3 million for the three months ended March 31, 2025, primarily due to a $16.5 million increase in net cash provided by operating activities. The increase in net cash provided by operating activities resulted from a $12.6 million favorable change in our operating assets and liabilities and a $3.9 million increase in net income after adjusting for stock-based compensation and other non-cash items. Free cash flow was also impacted by a $0.1 million decrease in capital expenditures for the purchase of property and equipment, including capitalization of internal-use software.
Critical Accounting Estimates
During the three months ended March 31, 2025, there were no significant changes to our critical accounting estimates compared with those disclosed described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2024 Annual Report on Form 10-K.
Recent Accounting Pronouncements
Refer to Note 2 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further information on certain accounting standards adopted in the period ended March 31, 2025 and recent accounting announcements that have not yet been required to be implemented and may be applicable to our future operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have operations both within the U.S. and, to a lesser extent, in the U.K., and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate fluctuations and foreign currency exchange risks, and to a lesser extent, inflation risk.
Interest rate fluctuation risk
At March 31, 2025 and December 31, 2024, we had cash and cash equivalents of $210.0 million and $142.1 million, respectively, which consisted of cash on deposit with banks and short-term highly-liquid money market funds. Interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We had no outstanding debt subject to interest rate risk as of March 31, 2025 and December 31, 2024 and, as a result, we do not expect to be exposed to fluctuations in interest rates for the foreseeable future. However, we would be subject to fluctuation in interest rates if we draw down under our 2021 Revolving Facility, including issuance of any letters of credit.
Foreign currency exchange risk
We have foreign currency risks related to our revenue, expenses, and intercompany balances denominated in currencies other than our functional currency, the U.S. Dollar, principally GBP. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany loans that are denominated in currencies other than the U.S. Dollar. The foreign currency transaction gain was immaterial during the three months ended March 31, 2025. A 10% adverse change in foreign exchange rates on foreign-denominated accounts, including intercompany balances, for the three months ended March 31, 2025 would have been immaterial. In the event our non-U.S. Dollar-denominated sales and expenses increase, our results of operations may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities could have on our results of operations.
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
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Relating to Our Business and Industry
Our business primarily depends on business formations
The majority of our transaction revenue is generated by providing business formation services to guide our customers through the transition from being aspiring business owners to launching their entities. In 2024 and the three months ended March 31, 2025, business formations represented the largest share of our total transaction orders. The number of business formations on our platform is subject to unpredictable declines or fluctuations as a result of a number of factors, many of which are out of our control, including an overall decline in the number of U.S. business formations, an economic slowing or downturn, a public health pandemic or epidemic, increased competition, regulatory obstacles, changes in law (including changes in tax laws and regulations), changes in the business environment from inflation, interest rates, government assistance, increased compliance or operating costs (including wage and benefit pressures) and dissatisfaction with our services. In addition, the U.S. continues to experience significant political events that cast uncertainty on global financial and economic markets. Certain actions taken by the current Presidential administration, including the many recent executive orders, have had and may continue to have a negative impact on the U.S. economy and the number of U.S. business formations. Declines in the overall number of U.S. business formations or the number of business formations on our platform have adversely affected, and may in the future adversely affect, our business, results of operations, financial condition or future prospects. To the extent the growth rate of new business formations declines, these impacts can be expected to intensify.
Our business depends substantially on our customers expanding their use of our platform, including converting our transactional customers to subscribers and our subscribers renewing their subscriptions with us
For the past few years, a significant amount of our revenue has been derived from our subscriptions for small businesses and individuals. In 2024 and the three months ended March 31, 2025, approximately 64% and 63%, respectively, of our revenue came from subscriptions. Subscriptions have primarily originated from transactional customers who opted to become subscribers. For us to maintain or improve our operating results, including our revenue growth rate, it is important that we convert transactional customers into subscribers, retain our existing subscribers and that our existing subscribers expand their use of our platform. However, subscriptions may be terminated at any time, and the rate at which we retain our subscribers may decline or fluctuate as a result of a number of factors, including subscribers’ satisfaction or dissatisfaction with our platform, the effectiveness of our customer support services, the quality and perceived quality of the services we provide, our pricing and the pricing of competing products or services, the lifecycle of our customers’ businesses and their evolving needs, and the effects of global economic conditions, regulatory changes and reductions in subscribers’ discretionary income and spending levels. As a result, we cannot accurately predict subscription renewal rates or the number of our existing or new customers that will subscribe to our subscription services, including whether customers will continue to subscribe at the same rate as they have historically. During 2024, we experienced a deceleration in our subscription revenue growth rate. If our subscription revenue growth rate does not improve or if we are unable to convert our transactional customers to subscribers, retain our existing subscribers or our existing subscribers do not expand the use of our platform, our business, results of operations, financial condition and future prospects would be adversely affected. If the growth of our subscription business, including our subscription revenue growth rate, falls below the expectations of the public market, securities analysts or investors, the price of our common stock could also be harmed.
Failure to effectively manage our growth could adversely impact our business
In the past, we have experienced significant growth in both operations and headcount, which placed increased demands on our management team and our administrative, operational and financial infrastructure. Our management team has developed a strategy to continue growing our business. In addition, we acquired Formation Nation in February 2025, which we are now in the process of integrating into our operations. Our ability to manage this expected growth effectively and to integrate new employees, operations and technologies of Formation Nation into our existing business will require us to continue to expand our operational and financial infrastructure, to improve our management controls and reporting systems and procedures and to continue to retain, attract, train, motivate and manage employees. Failure to effectively manage our growth could result in declines in service quality or customer satisfaction, increased costs, difficulties or delays in introducing new products or services or other operational difficulties. Any of these difficulties could adversely impact our brand and reputation, business, results of operations, financial condition or future prospects.
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
We have a history of net losses and we may not be able to maintain profitability
Since inception, we have incurred an accumulated deficit and may incur net losses in the foreseeable future. As of March 31, 2025, we had an accumulated deficit of $1,064.2 million.
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
Furthermore, our brand and reputation are in part reliant on third parties, including the independent attorneys who participate in our network and the partners to which we refer our customers for business insurance, tax solutions or banking services, among others. The failure or perceived failure of these third parties to satisfy customer expectations could negatively impact our brand and reputation.
We are incorporating generative AI into some of our offerings, which may present both compliance risks and reputational risks
We have incorporated and intend to continue incorporating a number of generative AI features into our offerings. This technology, which is a new and emerging technology that is in its early stages of commercialization, presents a number of risks inherent in its use. Generative AI technologies, including the third party large language models incorporated into our generative AI offerings, can create accuracy issues, unintended biases and discriminatory outcomes. If the recommendations, content, or analyses that AI applications assist in producing are or are alleged to be deficient or inaccurate or if they are determined to constitute UPL, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. Some AI scenarios may also present ethical issues. If we enable or offer AI solutions that are controversial because of their perceived or real impact on human rights, privacy, employment, or other social issues, we may experience brand or reputational harm. Additionally, present and future government regulation related to AI use and/or related ethics issues may expose us to legal liability and/or increase the burden and cost of research and development in this area, and failure to properly remediate AI usage or ethics issues may cause public confidence in AI to be undermined, which could slow adoption of AI in our solutions. Governments have passed and are likely to continue to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits.
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
Our ability to maintain or increase customer traffic to our websites from internet search engines is not entirely within our control. We rely on both algorithmic and paid listing internet search results to drive customer traffic to our websites. Algorithmic listings are determined and displayed solely by a set of formulas designed by internet search engine companies. Internet search engines periodically revise their algorithms, methodologies and displays or incorporate AI into their platforms in ways that we cannot predict. Such changes, including an increased prominence of generative AI on the search engine results page, have adversely affected, and may continue to adversely affect, the placement of our search result page ranking and the resulting traffic to our websites, as well as our customer acquisition costs. In addition, we can purchase paid listings, which are displayed if particular words or terms are included in a customer’s internet search. We bid for paid listings against our competitors and third parties that may outbid us for preferred placement, which could adversely impact advertising efficiency and customer acquisition efforts. To the extent competition for paid listings increases or if paid listings prohibit the use of particular words or terms, we have in the past, and may again in the future, be required to increase our marketing expenses or reduce the number or prominence of these paid listings. If we reduce our internet search engine advertising, the number of customers who visit our websites could decline significantly. Additionally, changes in regulations or the business practices of third parties have in the past and could in the future limit our ability and the ability of search engines and social media platforms, including Google and Meta Platforms, to collect data from users and engage in targeted advertising, making them less effective in disseminating our advertisements to our target customers. The regulation of the use of cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such practices could adversely affect our business.
The introduction of new technology or changes in the way in which customers consume information on the internet, such as shifting preferences for AI chat platforms, has diminished and may continue to diminish the effectiveness of our current marketing practices. We have in the past and may in the future be required to adopt new approaches to marketing to respond to these shifts. Any inability to respond to these changes effectively and in a cost-effective manner, or any future reduction or loss of any of our current advertising channels, could adversely affect our ability to attract new customers, which could adversely affect our business, results of operations, financial condition and future prospects.
We depend on top talent, including our senior management team, to grow and operate our business, and if we are unable to hire, retain or motivate our employees, we may not be able to grow or operate effectively, which may adversely affect our business and future prospects
Our future success will depend upon our continued ability to identify, hire, develop, motivate and retain top talent. Competition for such talent is intense, particularly within the technology industry. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation and benefit packages before we can validate the productivity of those employees, a practice which may not be sustainable and, even if sustainable, can be costly. Further, integration of employees and operations as a result of our acquisition of Formation Nation may present challenges, which could negatively affect our ability to retain and recruit personnel who are essential to our future success. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications which may, among other things, impede our ability to execute our growth strategies or continue to operate our business in a satisfactory manner. In addition, our flexible first work policy, which results in a predominantly remote workforce, has made it difficult to orient, train, develop, motivate, and engage with our employees and embed them into the LegalZoom culture. If we are not able to effectively attract or retain quality employees and manage both our domestic and international workforce, including if employee relations deteriorate, disruptions to the business will occur, our costs will increase, our ability to achieve our strategic objectives will be adversely impacted, our brand or reputation could suffer, and our business may be adversely affected. In addition, we have in the past, and may in the future, conduct reduction in workforce actions, which can lead to the elimination of roles causing unexpected adverse impacts on our business. These adverse impacts can include attrition beyond the intended reduction in workforce, delays in the development of new products or services due to gaps in knowledge transfer and new employee ramp up time, an increased risk of litigation, the distraction of employees, and reduced employee morale, any of which could also adversely affect our reputation as an employer and make it more difficult for us to hire new employees in the future.
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
Our business and success depend in part on our strategic relationships with third parties, including our partner ecosystem, and our business may be harmed if we fail to maintain or expand these relationships
We depend on, and anticipate we will continue to depend on, various third party relationships to sustain and grow our business. For example, we currently partner with a variety of third parties to provide us with lead referrals and to provide our customers with tax solutions, website development, credit card and banking services, productivity tools and business insurance, among others. Our sales and customer user experience depend on our ability to connect and integrate easily to such third party solutions. We have in the past and may in the future determine to exit certain partnership relationships. We may also fail to retain and expand partnership relationships for many reasons, including third parties’ failure to maintain, support, or secure their technology platforms in general, restrictions imposed by regulatory compliance, and our integrations in particular. Terminations of partnership relationships, whether voluntary or involuntary, have in the past and could again in the future result in disputes or litigation or harm our relationship with our customers, our reputation and brand, our business and results of operations, and our future prospects.
As we continue to add different types of partners to our partner ecosystem, it is uncertain whether any new or current third party partners will be successful in building integrations, co-marketing our solutions to provide a significant volume and quality of lead referrals and orders, or continuing to work with us as their own businesses evolve. Identifying and negotiating new and expanded partner relationships requires significant resources and we cannot guarantee that the parties with which we have relationships can or will continue to devote the resources necessary to operate and expand our platform. In addition, integrating third party technology can be complex, costly and time-consuming. Third parties may be unwilling to build integrations, and we may be required to devote additional resources to develop integrations for business applications on our own. The contracts applicable to third party development tools may be unfavorable and add costs or risks to our business or may require us to push additional contract terms to our customers that affect our relationship with our customers. Third parties we partner with, including providers of business applications with which we have integrations, may decide to compete with us or enter into arrangements with our competitors, resulting in such providers withdrawing support for our integrations. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete or our revenue, results of operations and future prospects may be adversely affected. Even if we are successful in establishing and maintaining these relationships with third parties, we cannot ensure that these relationships will result in increased usage of our platform or increased revenue. In addition, any failure of our solutions to operate effectively with these business applications could reduce the demand for our solutions and harm to our business and we may also be held responsible for obligations that arise from the actions or omissions of third parties. If we are unable to respond to these failures in a cost-effective manner, our solutions may become less marketable, less competitive or obsolete, and our results of operations may be negatively impacted.
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
•an acquisition may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences, expose us to claims and disputes by stockholders and third parties, including intellectual property claims and disputes, or not generate sufficient financial return to offset additional costs and expenses related to the acquisition;
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
•if we incur debt to fund any acquisitions, such debt may subject us to material restrictions on our ability to conduct our business due to new financial maintenance and other covenants; and
•the issuance of a significant amount of equity securities in connection with any future acquisitions could dilute existing stockholders and earnings per share may decrease.
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
Risks Relating to Legal, Compliance and Regulatory Matters
Our business and services subject us to complex and evolving U.S. and foreign laws and regulations
Our business involves providing services that meet the legal and other needs of our customers and, as a result, we are subject to a variety of complex and evolving government laws, rules and regulations, including but not limited to, laws and regulations related to labor, advertising, sales and marketing, deceptive trade practices, our subscription offerings and related billing, renewal and cancellation practices, virtual mail, legal document processing services, registered agent services, our legal plans, electronic funds transfer, consumer protection, real estate, e-commerce, promotions, intellectual property (e.g., ownership, examination, registration and infringement), postal, anti-bribery and anti-corruption, insurance, foreign exchange controls and cash repatriation restrictions, anti-competition, environmental, health and safety, and other regulated activities. In recent years, there has been significant new and changing regulations in many of these areas and we expect the heightened focus by the government on many of these areas to continue. In addition, as we expand our products and services and evolve our business models, we may become subject to additional government regulation or increased regulatory scrutiny.
The scope of the federal, state and local laws and regulations to which we are subject is often vague and broad, and their applications and interpretations are often uncertain and conflicting. Compliance with these disparate laws and regulations requires us to structure our business and services differently in certain jurisdictions. Additionally, these laws and regulations are frequently evolving, and challenges to, changes in, or new interpretations of, such laws and regulations could restrict the types of products and services that we can offer or the prices we can charge or require us to significantly change the ways we currently structure our business and services. For instance, in March 2025, the Financial Crimes Enforcement Network (FinCEN) issued an interim final rule removing the requirement for U.S. companies to file a beneficial ownership information report under the Corporate Transparency Act, which was first adopted in September 2022. The laws and regulations to which we are subject could also make it more difficult for us to convert our transactional customers to subscribers or attract new subscribers to grow our subscription services. We dedicate significant management time and expense to dealing with these issues and we expect that these issues will continue to be a significant focus as we expand into other services and jurisdictions.
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
We have adopted a flexible-first policy for non-onsite roles, which enables flexibility to work remotely and collaborate in offices. This policy, which results in a predominantly remote workforce, poses additional data security risks to our information technology systems and data, as our personnel work from home and utilize network connections outside our premises. Additionally, future or past business transactions, acquisitions or integrations, including our recent acquisition of Formation Nation, could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Any of the previously identified or similar threats could cause a security breach or other interruption. A security breach or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information.
We have in the past and may in the future expend significant resources or modify our business activities to try to protect against security breaches. In addition, certain data privacy and security obligations have required and may in the future require us to implement and maintain specific security measures, industry-

standard or reasonable security measures to protect our information technology systems and sensitive information, including contractually. We cannot guarantee that our security measures to protect customer information and prevent data loss and other security breaches will be sufficient to protect against unauthorized access to, or other compromise of, personal information, or confidential, proprietary or otherwise sensitive information. The techniques used to sabotage or to obtain unauthorized access to our platform, systems, networks and/or physical facilities in which data is stored or through which data is transmitted change frequently, and we have not always been able in the past and may be unable in the future to anticipate such techniques or implement adequate preventative measures or stop security breaches that may arise from such techniques. As a result, our safeguards and preventive measures may not be adequate to prevent past, current or future cyberattacks and security breaches, including security breaches that may remain undetected for extended periods of time, which can substantially increase the potential for a material adverse impact resulting from the breach.
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
A significant portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is performing well
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. At March 31, 2025, holders of approximately 65 million shares of our common stock are entitled to rights pursuant to an investors’ rights agreement, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If one or more of these holders of our common stock sells a large number of shares by exercising their registration rights, it has in the past and may in the future adversely affect the market price for our common stock. In addition, if we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired.

Concentration of ownership of our common stock among our existing executive officers, directors and other affiliates may prevent new investors from influencing significant corporate decisions
Based upon shares of our common stock outstanding as of March 31, 2025, our executive officers, directors and other affiliates, in the aggregate, own shares, directly or indirectly, representing approximately 20% of our outstanding common stock. If our executive officers, directors and affiliates acted together, they may be able to significantly influence matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.
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
In October 2023, our board of directors approved a new stock repurchase program authorizing us to repurchase up to $100.0 million of our common stock, with no fixed expiration. In May 2024 and November 2024, our board of directors approved increases of $75.0 million and $40.0 million, respectively, in the stock repurchase program, bringing the aggregate amount authorized to $215.0 million. Stock repurchases under this program may be made through any manner, including in open market transactions (including pursuant to Rule 10b5-1 plans), through accelerated stock repurchase agreements, or in privately negotiated transactions with third parties, and in such amounts as management deems appropriate. This program does not obligate us to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the discretion of our board of directors.
We did not purchase any shares of our common stock in the three months ended March 31, 2025 and we had approximately $50.0 million in remaining aggregate repurchase authorization as of March 31, 2025.
Subsequent to March 31, 2025, in May 2025, our board of directors approved a $100.0 million increase in our stock repurchase program, bringing the aggregate amount authorized to $315.0 million. As of the date of this filing, approximately $150.0 million remained available for future repurchases of our common stock under the stock repurchase program.
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
101
The following financial statements from our Quarterly Report on Form 10-Q for the three months ended March 31, 2025 were formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statement of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
______________
*    Filed herewith.

**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LegalZoom.com, Inc.

Date: May 8, 2025	By:	/s/ Jeffrey Stibel
Jeffrey Stibel
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2025		/s/ Noel Watson
Noel Watson
Chief Financial Officer
(Principal Financial Officer)