Form 10-Q
period 2025-06-30
LEGALZOOM.COM, INC.
filed 2025-08-07
CIK 1286139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No  ☒
As of July 31, 2025, the registrant had outstanding 180,249,374 shares of common stock, $0.001 par value per share, outstanding.

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
•The acquisition of Formation Nation, Inc. and any future acquisitions or investments may divert management’s attention, result in additional dilution to our stockholders or adversely affect our operating results.
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

Part I
Item 1. Condensed Consolidated Financial Statements (Unaudited)
LegalZoom.com, Inc.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par values)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$217,035	$142,064
Accounts receivable, net of allowances of $2,280 and $2,121, respectively	23,041	8,511
Prepaid expenses and other current assets	14,485	17,926
Current assets held for sale	—	22,722
Total current assets	254,561	191,223
Property and equipment, net	60,495	59,788
Goodwill	139,570	63,318
Intangible assets, net	21,926	8,653
Operating lease right-of-use assets	13,648	7,189
Deferred income taxes	45,151	34,696
Available-for-sale debt security	—	1,377
Other assets	7,679	7,639
Total assets	$543,030	$373,883
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$34,779	$31,150
Accrued expenses and other current liabilities	73,873	57,928
Deferred revenue	213,908	174,643
Operating lease liabilities	3,947	1,861
Total current liabilities	326,507	265,582
Operating lease liabilities, non-current	10,439	6,018
Deferred revenue	339	381
Other liabilities	11,693	8,645
Total liabilities	$348,978	$280,626
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000 shares authorized at June 30, 2025 and December 31, 2024, none issued or outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 1,000,000 shares authorized; 180,081 shares and 173,619 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	181	175
Additional paid-in capital	1,278,383	1,161,538
Accumulated deficit	(1,084,873)	(1,069,317)
Accumulated other comprehensive income	361	861
Total stockholders’ equity	194,052	93,257
Total liabilities and stockholders’ equity	$543,030	$373,883
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$192,509	$177,362	$375,619	$351,576
Cost of revenue	67,398	63,609	133,958	131,993
Gross profit	125,111	113,753	241,661	219,583
Operating expenses:
Sales and marketing	69,580	60,130	130,958	113,883
Technology and development	21,635	25,798	42,957	49,755
General and administrative	36,996	26,679	76,217	49,744
Gain on sale of assets held for sale	—	—	(14,337)	—
Total operating expenses	128,211	112,607	235,795	213,382
(Loss) income from operations	(3,100)	1,146	5,866	6,201
Interest expense	(165)	(112)	(347)	(173)
Interest income	2,069	2,315	3,552	5,202
Other income, net	652	11	999	104
(Loss) income before income taxes	(544)	3,360	10,070	11,334
(Benefit from) provision for income taxes	(278)	2,046	5,209	5,276
Net (loss) income	$(266)	$1,314	$4,861	$6,058
Net (loss) income per share — basic:	$(0.00)	$0.01	$0.03	$0.03
Net (loss) income per share — diluted:	$(0.00)	$0.01	$0.03	$0.03
Weighted-average shares used to compute net (loss) income per share — basic:	180,880	184,257	178,837	186,438
Weighted-average shares used to compute net (loss) income per share — diluted:	180,880	186,456	182,694	189,926
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(266)	$1,314	$4,861	$6,058
Other comprehensive income, net of tax:
Change in foreign currency translation adjustments	(29)	(4)	(102)	292
Change in available-for-sale debt security due to unrealized (losses) gains	(64)	154	89	154
Reclassification adjustment for net gain on available-for-sale debt securities included in net income	(487)	—	(487)	—
Total other comprehensive (loss) income	(580)	150	(500)	446
Total comprehensive (loss) income	$(846)	$1,464	$4,361	$6,504
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	173,619	$175	$1,161,538	$(1,069,317)	$861	$93,257
Issuance of common stock upon exercise of stock options	4,473	4	43,543	—	—	43,547
Issuance of common stock upon vesting of restricted stock unit awards	1,525	2	(2)	—	—	—
Shares surrendered for settlement of minimum statutory tax withholdings	(645)	(1)	(5,941)	—	—	(5,942)
Stock-based compensation	—	—	31,096	—	—	31,096
Other comprehensive income	—	—	—	—	80	80
Net income	—	—	—	5,127	—	5,127
Issuance of common stock for acquisition	2,205	2	20,045	—	—	20,047
Balance at March 31, 2025	181,177	$182	$1,250,279	$(1,064,190)	$941	$187,212
Issuance of common stock upon exercise of stock options and ESPP	151	—	1,117	—	—	1,117
Issuance of common stock upon vesting of restricted stock unit awards	1,509	2	(2)	—	—	—
Shares surrendered for settlement of minimum statutory tax withholdings	(568)	(1)	(5,229)	—	—	(5,230)
Stock-based compensation	—	—	32,218	—	—	32,218
Repurchase and retirement of common stock	(2,188)	(2)	—	(20,417)	—	(20,419)
Other comprehensive loss	—	—	—	—	(580)	(580)
Net loss	—	—	—	(266)	—	(266)
Balance at June 30, 2025	180,081	$181	$1,278,383	$(1,084,873)	$361	$194,052

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	188,538	$189	$1,101,474	$(933,061)	$232	$168,834
Issuance of common stock upon exercise of stock options	161	—	82	—	—	82
Issuance of common stock upon vesting of restricted stock unit awards	2,236	2	(2)	—	—	—
Shares surrendered for settlement of minimum statutory tax withholdings	(888)	—	(9,564)	—	—	(9,564)
Stock-based compensation	—	—	16,273	—	—	16,273
Repurchase and retirement of common stock	(1,172)	(1)	—	(12,758)	—	(12,759)
Other comprehensive income	—	—	—	—	296	296
Net income	—	—	—	4,744	—	4,744
Balance at March 31, 2024	188,875	$190	$1,108,263	$(941,075)	$528	$167,906
Issuance of common stock upon exercise of stock options and ESPP	309	—	1,733	—	—	1,733
Issuance of common stock upon vesting of restricted stock unit awards	1,338	1	(1)	—	—	—
Shares surrendered for settlement of minimum statutory tax withholdings	(485)	—	(4,595)	—	—	(4,595)
Stock-based compensation	—	—	20,542	—	—	20,542
Repurchase and retirement of common stock	(13,929)	(14)	—	(125,185)	—	(125,199)
Stock repurchase excise tax	—	—	—	(1,089)	—	(1,089)
Other comprehensive income	—	—	—	—	150	150
Net income	—	—	—	1,314	—	1,314
Balance at June 30, 2024	176,108	$177	$1,125,942	$(1,066,035)	$678	$60,762
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$4,861	$6,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,745	16,096
Amortization of right-of-use assets	1,484	1,369
Amortization of debt issuance costs	112	113
Stock-based compensation	60,394	33,771
Deferred income taxes	(5,725)	(879)
Change in fair value of other equity security	(302)	—
Unrealized foreign exchange loss	31	338
Gain on sale of assets held for sale	(14,337)	—
Gain on sale of available-for-sale debt security	(648)	—
Loss on disposal of property and equipment	97	—
Changes in operating assets and liabilities:
Accounts receivable	(14,254)	(3,436)
Prepaid expenses and other current assets	3,726	(7,265)
Other assets	83	(254)
Accounts payable	4,454	1,935
Accrued expenses and other liabilities	(697)	(6,309)
Operating lease liabilities	(1,056)	(1,196)
Income tax payable	239	(59)
Deferred revenue	29,635	21,158
Net cash provided by operating activities	89,842	61,440
Cash flows from investing activities
Acquisition, net of cash acquired	(48,468)	—
Proceeds from sale of assets held for sale	37,051	—
Proceeds from sale of available-for-sale debt security	1,507	—
Purchase of property and equipment	(16,908)	(19,351)
Net cash used in investing activities	(26,818)	(19,351)
Cash flows from financing activities
Repayment of capital lease obligations	(2)	(13)
Share repurchase costs (excise tax)	(1,264)	—
Repurchase of common stock	(20,419)	(136,450)
Shares surrendered for settlement of minimum statutory tax withholding	(11,172)	(14,160)
Proceeds from issuance of stock under employee stock plans	44,657	1,642
Net cash provided by (used in) financing activities	11,800	(148,981)
Effect of exchange rate changes on cash and cash equivalents	147	(32)
Net increase in cash and cash equivalents	74,971	(106,924)
Cash and cash equivalents, at beginning of the period	142,064	225,719
Cash and cash equivalents, at end of the period	$217,035	$118,795
Non-cash operating, investing, and financing activities:
Acquisition-related deferred consideration	$13,058	$—

	Six Months Ended June 30,
	2025	2024
Accrued stock repurchase excise tax	$—	$1,089
Accrued stock repurchase costs	—	1,532
Issuance of common stock for business acquired	20,048	—
Purchase of property and equipment included in accounts payable and accrued expenses and other current liabilities	1,029	2,635
Capitalized stock-based compensation	2,920	3,044
Right-of-use assets obtained in exchange of operating lease liabilities (excluding right-of-use assets acquired as part of business acquisition)	4,059	—
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
LegalZoom.com, Inc. is a leading online platform for legal services, transforming how individuals and small businesses navigate the legal system. By combining intuitive technology with access to experienced attorneys—whether through our vast independent attorney network or our owned LegalZoom Legal Services (LZLS) law firm—we offer the tools and guidance people need to confidently manage everything from business formation and compliance to estate planning and ongoing legal support. With over two decades of experience and millions of customers served, LegalZoom helps individuals and small businesses navigate legal needs with confidence.
Note 2. Summary of Significant Accounting Policies
A summary of the significant accounting policies we follow in the preparation of the accompanying unaudited condensed consolidated financial statements is set forth below.
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited, condensed, consolidated financial statements should be read in conjunction with our audited, consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. The December 31, 2024 unaudited condensed consolidated balance sheet was derived from our audited consolidated financial statements as of that date. Our unaudited condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the unaudited condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. There have been no significant changes in accounting policies during the six months ended June 30, 2025 from those disclosed in the audited consolidated financial statements for the year ended December 31, 2024 and the related notes, except as noted below under Recently Adopted Accounting Pronouncements.
The operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results expected for the full year ending December 31, 2025.
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent liabilities in the unaudited condensed consolidated financial statements and accompanying notes. Estimates are used for, however not limited to, revenue recognition, sales allowances and expected credit loss allowances, other equity securities, recoverability of long-lived assets and goodwill, income taxes, commitments and contingencies, valuation of assets and liabilities acquired in business combinations, valuation of assets in asset acquisitions, and fair value of stock-based compensation. Actual results could differ materially from those estimates. On an ongoing basis, we evaluate the estimates compared to historical experience and other factors including the current economic and regulatory environment, which form the basis for our judgments about the carrying value of assets and liabilities.
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
Revenue outside of the U.S., based on the location of the customer, represented less than 1% of our revenue for the three and six months ended June 30, 2025 and 2024. Our property and equipment located outside of the U.S. were immaterial as of June 30, 2025 and December 31, 2024.
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
Due to a large and diverse customer base, no individual customer represented more than 10% of our total revenue for the three and six months ended June 30, 2025 and 2024. At June 30, 2025, there were two partners with an outstanding balance of 10% or more of our accounts receivable balance. At December 31, 2024, there were no customers with an outstanding balance of 10% or more of our accounts receivable balance.
Accounts Receivable and Allowance for Credit Losses
Our accounts receivable balances, which are not collateralized and do not bear interest, primarily consist of amounts receivable from our credit and debit card merchant processors, customer receivables, and fees due from third parties for services purchased by our customers from such third parties. We reduce our accounts receivable for sales allowances and a reserve for potentially uncollectible receivables. We determine the amount of the allowances based on various factors, including historical collection experience, the age of our accounts receivable balances, credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect our ability to collect from customers. Account balances are charged off against the allowance when we determine that it is not probable we will collect the receivable. At June 30, 2025 and December 31, 2024 the allowance for credit losses was not material.
Investments in Other Equity Securities
We hold an equity investment in LawPath, Pty Ltd, or LawPath, an Australian proprietary limited company that provides an online legal platform to individuals and small and medium sized businesses. The carrying amount of our investment in LawPath was $4.7 million and $4.4 million at June 30, 2025 and December 31, 2024, respectively. The change in the carrying amount was due to an observable price change in an orderly transaction.
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
For transaction and subscription revenue, we generally collect payments and fees at the time orders are placed and prior to services being rendered. We record amounts collected for services that have not been performed as deferred revenue on our unaudited condensed consolidated balance sheet. The transaction price that we record is generally based on the contractual amounts and is reduced for estimated sales allowances for price concessions, charge-backs, sales credits and refunds, which are accounted for as variable consideration when estimating the amount of revenue to recognize.
Our transaction and subscription revenue is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Transaction	$72,611	$68,537	$139,464	$134,854
Subscription	119,898	108,825	236,155	216,722
Total revenue	$192,509	$177,362	$375,619	$351,576
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted ASU 2023-07 as of December 31, 2024. Refer to Note 13 to our unaudited condensed consolidated financial statements.
In March 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, which clarifies how an entity determines whether a profits interest or similar award is a share-based payment arrangement that is within the scope of ASC 718, Compensation - Stock Compensation. This accounting standard is effective for fiscal years beginning after December 15, 2024, including interim periods within those years, and early adoption is permitted. ASU 2024-01 can be applied retrospectively to all prior periods presented in the financial statements or prospectively to profits interest and similar awards granted or modified on or after the date at which the entity first applies this accounting standard. We early adopted ASU 2024-01 effective January 1, 2024 and will apply the amendments prospectively to profits interest and similar awards granted or modified on or after January 1, 2024. The adoption of this accounting standard did not have a material impact to our unaudited condensed consolidated financial statements.
In March 2024, the FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements, to amend a variety of topics in the accounting codification by removing references to various FASB concepts statements. This accounting standard is effective for fiscal years beginning after December 15, 2024, and early adoption is permitted. ASU 2024-02 can be applied retrospectively to the beginning of the earliest comparative period presented in which the amendments were first applied or prospectively to all new transactions recognized on or after the date that the entity first applies the amendments. We early adopted ASU 2024-02 effective January 1, 2024 and will apply the amendments prospectively to all new transactions recognized on or after January 1, 2024. The adoption of this accounting standard did not have a material impact to our unaudited condensed consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires entities to disclose more detailed information in the reconciliation of their statutory tax rate to their effective tax rate as well as disclosures of income taxes paid disaggregated by jurisdiction. This accounting standard is effective for the fiscal year ending December 31, 2025, and will be applied prospectively with an option for retroactive application to each period in the financial statements. We are currently evaluating the impact of the adoption to our unaudited condensed consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public business entities to disaggregate certain expense captions into specific categories in disclosures within the notes to the financial statements. As further clarified by ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), issued by FASB in January 2025, this accounting standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The amendments in ASU 2024-03 should be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements, and early adoption is permitted. We are currently evaluating the impact of the adoption to our unaudited condensed consolidated financial statements.
In November 2024, FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of a reporting period if the entity has also adopted ASU 2020-06 for that period. Entities may apply the new guidance prospectively to settlements of convertible debt instruments that take place during annual reporting periods (and interim reporting periods within those annual reporting periods) beginning after the effective date of ASU 2024-04. Retrospective application may be elected as of the beginning of the first comparative reporting period in which the entity has also applied ASU 2020-06. We are currently evaluating the impact of the adoption to our unaudited condensed consolidated financial statements.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for calculating current expected credit losses for current accounts receivables and current contract assets by assuming that the current conditions as of the balance sheet date will not change for the remaining life of the asset. The accounting standard is effective for interim and annual reporting periods beginning after December 15, 2025 and is to be on a prospective basis. We are currently evaluating the impact of the adoption to our unaudited condensed consolidated financial statements.
Note 3. Other Financial Statement Information
Accounts Receivable
Changes in the allowances consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning balance	$2,624	$3,433	$2,121	$4,906
Add: allowance recognized as a reduction of revenue	16	1,743	1,251	3,288
Add (less): allowance for credit losses recognized in general and administrative expense	154	136	195	(19)
Less: write-offs, net of recoveries	(514)	(1,536)	(1,287)	(4,399)
Ending balance	$2,280	$3,776	$2,280	$3,776
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
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid expenses	$9,384	$9,129
Deferred cost of revenue	2,212	1,670
Capitalized cloud computing development costs	1,603	1,599
Income tax receivable	230	3,701
Other current assets	1,056	1,827
Total prepaid expenses and other current assets	$14,485	$17,926

Goodwill
The following table presents the changes in the carrying amount of goodwill (in thousands):

Amount
Balance as of December 31, 2024	$63,318
Acquisition(1)	77,813
Balance as of March 31, 2025	$141,131
Net working capital and measurement period adjustments(2)	(1,561)
Balance as of June 30, 2025	$139,570
(1) Amounts relate to the acquisition of Formation Nation, Inc., or Formation Nation. Refer to Note 5. Acquisition to our unaudited condensed consolidated financial statements.
(2) Amounts relate to the $0.3 million payment for net working capital adjustments and measurement period adjustments related to deferred taxes of $1.9 million associated with the acquisition of Formation Nation. Refer to Note 5. Acquisition to our unaudited condensed consolidated financial statements.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued payroll and related expenses	$26,940	$27,518
Accrued vendor payables	18,289	15,895
Accrued advertising	1,630	1,636
Sales allowances	3,130	3,086
Accrued sales, use and business taxes	6,880	6,984
Deferred consideration relating to business acquired	12,957	—
Other	4,047	2,809
Total accrued expenses and other current liabilities	$73,873	$57,928
Deferred revenue
Deferred revenue as of June 30, 2025 and December 31, 2024 was $214.2 million and $175.0 million, respectively. Revenue recognized in the three months ended June 30, 2025 and 2024 that was included in deferred revenue as of March 31, 2025 and 2024 was $99.3 million and $88.4 million, respectively. Revenue recognized in the six months ended June 30, 2025 and 2024 that was included in deferred revenue as of December 31, 2024 and 2023 was $136.5 million and $131.7 million, respectively.
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
Depreciation and Amortization
Depreciation and amortization expense of our property and equipment, including capitalized internal-use software, and intangible assets consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$5,313	$4,618	$10,428	$9,085
Sales and marketing	2,454	889	$4,169	1,688
Technology and development	2,158	1,841	$4,378	3,318
General and administrative	1,414	1,078	$2,770	2,005
Total depreciation and amortization expense	$11,339	$8,426	$21,745	$16,096

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
Prior to completion of the sale, the property had a carrying value of $22.7 million. As a result of the sale, we recognized a gain of $14.3 million. This gain is recorded in gain on sale of assets held for sale on the unaudited condensed consolidated statement of operations.
As of March 31, 2025, the property was fully derecognized from our unaudited condensed consolidated balance sheet and no amounts remain to be classified as held for sale as of June 30, 2025.
Note 5. Acquisition
Formation Nation, Inc.
On February 10, 2025, we acquired all of the outstanding equity interests of Formation Nation, Inc. in exchange for a total consideration of $83.5 million consisting of cash, net working capital adjustments and equity consideration comprising 2,205,445 restricted shares of our common stock. The shares are subject to a lock-up and voting agreement, and a portion of the cash consideration is subject to a one-year holdback and customary adjustments. Upon closing of the transaction, Formation Nation and its subsidiaries – including Inc Authority, LLC and Nevada Corporate Headquarters, Inc. – became wholly owned subsidiaries of LegalZoom.
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
The preliminary fair value of consideration transferred is as follows (in thousands):

Cash paid at close	$50,076
Net working capital adjustment	345
Equity consideration	20,048
Deferred cash consideration	13,058
Total consideration transferred	$83,527
The fair value of equity issued to the selling shareholder was determined based on the closing price of the Company’s common stock immediately prior to acquisition.
Approximately $12.9 million of the consideration was deferred to satisfy any necessary adjustments, including without limitation, indemnification claims related to general representations and warranties, any net working capital adjustments and deferred change in control bonuses. This deferred consideration is expected to be settled in cash after a 12-month holdback period, net of any amounts necessary to satisfy all unsatisfied or disputed claims for indemnification and net working capital adjustments. An additional $0.2 million in consideration is payable in two installments on the one- and two-year anniversary of the acquisition date. The current portion of deferred consideration was included in accrued expenses and other current liabilities and the non-current portion was included in other liabilities on our unaudited condensed consolidated balance sheet based on their respective due dates.
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

The following table summarizes the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$1,953
Accounts receivable	276
Prepaid expenses and other current assets	257
Operating lease right-of-use assets	3,884
Other assets	80
Intangible assets	17,300
Deferred tax assets(1)	1,891
Goodwill	76,251
Total assets acquired	$101,892

Accounts payable	$535
Accrued expenses and other current liabilities	4,744
Operating lease liabilities, current and non-current	3,504
Deferred revenue	9,582
Net assets acquired	$83,527
(1) The deferred tax assets above represent measurement period adjustments for the release of the valuation allowance related to Formation Nation’s net operating losses.
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
Results of Formation Nation, inclusive of any synergy effects, cross-selling, or cross-marketing benefits, have been included within the unaudited condensed consolidated financial statements since February 10, 2025, the date of the acquisition. Revenue and net loss attributable to Formation Nation included within the unaudited condensed consolidated statements of operations since the acquisition date were approximately $12.6 million and $1.7 million, respectively, for the three months ended June 30, 2025 and $21.2 million and $2.5 million, respectively, for the six months ended June 30, 2025.
Pro forma revenues and results of operations for this acquisition have not been presented as the impact on our unaudited condensed consolidated financial statements would be immaterial.
Note 6. Long-term Debt
On July 2, 2021, we entered into an amended and restated credit and guaranty agreement, or the Revolving Facility, providing for revolving borrowings of up to $150.0 million with an availability period of five years. Under the Revolving Facility, we can use up to $20.0 million in letters of credit and up to $10.0 million in borrowings on same-day notice, referred to as swingline loans. Additional debt issuance costs of $0.8 million were allocated to the Revolving Facility.
On May 5, 2023, we entered into an amendment to the Revolving Facility to replace the LIBOR interest rate benchmark with the Secured Overnight Financing Rate, or SOFR, benchmark, with a 0.10% credit spread adjustment to the SOFR benchmark, or Adjusted Term SOFR, for all available interest periods, provided that if the Adjusted Term SOFR is less than zero, the Adjusted Term SOFR shall be deemed to be zero. Other than the foregoing, the remaining terms of the Revolving Facility remained unchanged. The interest rate applicable to the Revolving Facility is subject to a 1.0% floor and is a rate equal to the greatest of (i) the administrative agent’s prime rate (ii) the federal funds effective rate plus 1/2 of 1.0% or (iii) Adjusted Term SOFR plus 1.0%.
The interest rate margins under the Revolving Facility are subject to a reduction of 0.25% and a further reduction of 0.25% upon achieving total net first lien leverage ratios of 3.50 to 1.00 and 2.50 to 1.00, respectively. We are required to pay a commitment fee in respect of unutilized commitments under the Revolving Facility. The commitment fee is, initially, 0.35% per annum. The commitment fee is subject to a reduction of 0.10% if the total net first lien leverage ratio does not exceed 3.50 to 1.00. We are also required to pay customary letter of credit fees and agency fees. We have the option to voluntarily repay outstanding loans under the Revolving Facility at any time without premium or penalty, other than customary “breakage” costs with respect to SOFR loans. There is no scheduled amortization under the Revolving Facility. Any principal amount outstanding is due and payable in full at maturity, five years from the closing date of the Revolving Facility. Obligations under the Revolving Facility are guaranteed by our existing and future direct and indirect material wholly-owned domestic subsidiaries, subject to certain exceptions. The Revolving Facility is secured by a first-priority security interest in substantially all of our assets, subject to certain exceptions.
The Revolving Facility contains a number of covenants that, among other things, subject to certain exceptions, restrict our ability and the ability of our restricted subsidiaries to incur additional indebtedness and guarantee indebtedness; create or incur liens; pay dividends and distributions or repurchase capital stock; merge, liquidate and make asset sales; change lines of business; change our fiscal year; incur restrictions on our subsidiaries’ ability to make distributions and create liens; modify our organizational documents; make investments, loans and advances; and enter into certain transactions with affiliates.
The Revolving Facility requires compliance with a total net first lien leverage ratio not to exceed 4.50 to 1.00, or the Financial Covenant. The Financial Covenant will be tested at quarter-end only if the total principal amount of all revolving loans, swingline loans and drawn letters of credit that have not been reimbursed exceeds 35% of the total commitments under the Revolving Facility on the last day of such fiscal quarter.
At June 30, 2025 and December 31, 2024, we had no amounts outstanding under our Revolving Facility or any outstanding letters of credit and we were in compliance with all financial covenants.
Subsequently, in July 2025, we entered into an amendment to the Revolving Facility. For additional information, refer to Note 14 to our unaudited condensed consolidated financial statements.
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
Note 8. Stockholders’ Equity
Stock Repurchase Program
In October 2023, our board of directors approved a stock repurchase program authorizing repurchases of our common stock with no fixed expiration. In May 2025, our board of directors approved a $100.0 million increase in our stock repurchase program, bringing the aggregate amount authorized to $315.0 million. Under this program, we are authorized to repurchase our common stock through any manner, including open market transactions, accelerated stock repurchase agreements, or privately negotiated transactions with third parties, and in such amounts as management deems appropriate. Open market repurchases may be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our shares of common stock under this authorization. This program does not obligate us to repurchase any particular amount of common stock and may be modified, suspended or terminated at any time at the discretion of our board of directors. Shares repurchased under our stock repurchase program are purchased for immediate retirement.
During the three and six months ended June 30, 2025, using Rule 10b5-1 plans, we repurchased a total of 2.2 million shares of our common stock through open market purchases at an average per share price of $9.33 for a total repurchase of $20.4 million including broker commissions. The repurchases were recorded as a reduction to stockholders’ equity in the unaudited condensed consolidated balance sheets. Approximately $129.6 million remained available for future repurchases of our common stock under the stock repurchase program as of June 30, 2025.
The Inflation Reduction Act of 2022, enacted in August 2022, imposed a 1% non-deductible excise tax on net repurchases of shares by domestic corporations whose stock is traded on an established securities market. Consequently, this excise tax is applicable to shares of stock repurchased pursuant to our stock repurchase program beginning in 2023 and represents a cost of the repurchases of our common stock. We have not recognized an excise tax liability as of June 30, 2025 because the fair market value of the stock issuances exceeded the fair market value of the stock repurchases during the six months ended June 30, 2025.
Note 9. Stock-based Compensation
Stock-based Compensation Expense
We recorded stock-based compensation expense in the following categories in the accompanying unaudited condensed consolidated statements of operations and balance sheets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$1,478	$1,747	$2,738	$3,340
Sales and marketing	4,473	1,906	8,240	3,485
Technology and development	4,658	6,525	8,682	12,228
General and administrative	$20,029	$8,737	$40,734	$14,718
Total stock-based compensation expense	30,638	18,915	60,394	33,771
Amount capitalized to internal-use software	1,580	1,627	2,920	3,044
Total stock-based compensation	$32,218	$20,542	$63,314	$36,815

Restricted Stock Units and Performance Stock Units
During the six months ended June 30, 2025, we granted 5.8 million restricted stock units, or RSUs, with a total grant date fair value of $56.9 million to various employees. RSUs are measured based on the fair market value of the underlying stock on the date of grant and recognized as expense over the requisite service period.
In April 2025, we also granted 0.1 million RSUs with a market vesting condition to a member of our senior leadership team at a weighted-average grant-date fair value of $4.89 per share. Vesting of this award is contingent upon the recipient’s continuous employment over the requisite service period and is subject to achievement of predetermined stock price targets during a three-year performance period, subject to certification by the compensation committee of the board of directors. The fair value of the RSUs was estimated using the Monte Carlo simulation model on the date of the grant. The number of RSUs subject to vesting during the performance period may equal zero percent (0%) to four hundred percent (400%) of the target award. We recognized $0.5 million in stock-based compensation expense during the three months ended June 30, 2025 related to these awards.
Note 10. Income Taxes
We recorded a (benefit from) income taxes of $0.3 million and a provision for income taxes of $5.2 million for the three and six months ended June 30, 2025, respectively. We recorded a provision for income taxes of $2.0 million and $5.3 million for the three and six months ended June 30, 2024, respectively. The effective tax rate for the three months ended June 30, 2025 and 2024 was 51% and 61%, respectively. The effective tax rate for the six months ended June 30, 2025 and 2024 was 52% and 47%, respectively. The difference from the federal statutory rate of 21% is primarily due to the recognition of significant non-deductible stock-based compensation and other discrete adjustments.
Gross unrecognized tax benefits were $15.7 million and $13.4 million as of June 30, 2025 and December 31, 2024, respectively. The gross unrecognized tax benefits, if recognized by us, will result in a reduction of approximately $15.1 million, excluding interest and penalties, to the provision for income taxes, thereby favorably impacting our effective tax rate. Our policy is to recognize interest and penalties related to income tax matters in income tax expense. For the periods presented, interest and penalties related to income tax positions were not material to our unaudited condensed consolidated financial statements.
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
Note 11. Net (Loss) Income Per Share
The following table shows the computation of basic and diluted net (loss) income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net (loss) income	$(266)	$1,314	$4,861	$6,058
Denominator:
Weighted-average common stock used in computing net (loss) income per share — basic	180,880	184,257	178,837	186,438
Effect of potentially dilutive securities
Options to purchase common stock	—	789	59	1,422
RSUs	—	1,386	3,782	2,052
Employee stock purchase plan	—	24	16	14
Weighted-average common stock used in computing net (loss) income per share — diluted	180,880	186,456	182,694	189,926
Net (loss) income per share — basic	$(0.00)	$0.01	$0.03	$0.03
Net (loss) income per share — diluted	$(0.00)	$0.01	$0.03	$0.03

The following table presents the number of stock options, RSUs, and performance stock units, or PSUs, excluded from the calculation of diluted net (loss) income per share because they are anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Options to purchase common stock	10,362	6,572	10,298	6,741
RSUs(1)	31,689	9,948	21,907	7,585
Employee stock purchase plan	148	6	24	18
Total	42,199	16,526	32,229	14,344

(1) For the three and six months ended June 30, 2025, anti-dilutive RSUs include RSU awards with a market vesting condition granted in July 2024 and reflected at 200% of target, RSU awards with a market vesting condition granted in November 2024 and reflected at 325% of target, and RSU awards with a market vesting condition granted in April 2025 and reflected at 400% of target.
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
At June 30, 2025, our financial assets recorded at fair value on a recurring basis consist of cash equivalents. At December 31, 2024, our financial assets recorded at fair value on a recurring basis consist of cash equivalents and available-for-sale debt security. The cash equivalents consist of money market funds valued using quoted prices in active markets, which represents Level 1 inputs in the fair value hierarchy.

During the three months ended June 30, 2025, we received proceeds related to the sale of our available-for-sale debt security, our investment in LegalVision Pty Ltd, or LegalVision, of $1.5 million. We acquired our interest in LegalVision through a convertible promissory note for approximately $0.7 million during the year ended December 31, 2019. As a result of the sale, we recorded a net gain of $0.6 million in other income, net in the unaudited condensed consolidated statements of operations.
The carrying amounts of accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair values because of the short-term nature of these items.
The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	As of June 30, 2025
	Level 1	Level 2	Level 3
Money market funds	187,865	—	—
Total assets	$187,865	$—	$—

	As of December 31, 2024
	Level 1	Level 2	Level 3
Available-for-sale debt security	$—	$—	$1,377
Money market funds	114,690	—	—
Total assets	$114,690	$—	$1,377

Note 13. Segment Information
Our Chief Executive Officer, as the CODM, organizes our company, manages resource allocations, and measures performance on the basis of one operating segment on a consolidated basis. The accounting policies of our operating segment are the same as those described in Note 2, Summary of Significant Accounting Policies. The CODM assesses performance for the segment and decides how to allocate resources based on net (loss) income that also is reported on the accompanying unaudited condensed consolidated statements of operations as consolidated net (loss) income. The measure of segment assets is reported on the unaudited condensed consolidated balance sheets as total assets.
The CODM uses net (loss) income to evaluate income generated from segment assets in making key operating and segment resource allocation decisions, such as investments in new product development. Net (loss) income is also used to monitor budget versus actual results.
Our one reportable segment provides an online platform for business formation in the United States, or U.S., and, as described in Note 2, Summary of Significant Accounting Policies, generates revenue from customized legal document services and subscriptions offered to our customers. Revenue outside of the U.S., based on the location of the customer, represented less than 1% of our revenue for the six months ended June 30, 2025 and 2024. Our property and equipment located outside of the U.S. were immaterial as of June 30, 2025 and 2024.
The following table summarizes financial information by reportable segment regularly provided to the CODM (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Transaction revenue	$72,611	$68,537	$139,464	$134,854
Subscription revenue	119,898	108,825	236,155	216,722
Total revenue	192,509	177,362	375,619	351,576
Less:
Filings fees	27,319	21,937	52,538	46,750
Other cost of revenue, excluding depreciation, amortization and stock-based compensation	33,288	35,307	68,254	72,818
Customer acquisition marketing	46,713	47,119	90,929	87,682
Other sales and marketing, excluding depreciation, amortization and stock-based compensation	15,940	10,216	27,620	21,028
Technology and development, excluding depreciation, amortization and stock-based compensation	14,819	17,432	29,897	34,209
General and administrative, excluding depreciation, amortization, stock-based compensation, and restructuring	15,465	16,439	31,947	32,275
Stock-based compensation	30,638	18,915	60,394	33,771
Depreciation and amortization	11,339	8,426	21,745	16,096
Interest income	(2,069)	(2,315)	(3,552)	(5,202)
Interest expense	165	112	347	173
Restructuring(1)	88	425	766	746
Other segment items(2)	(652)	(11)	(999)	(104)
(Benefit from) provision for income taxes	(278)	2,046	5,209	5,276
Gain on sale of assets held for sale	—	—	(14,337)	—
Segment net (loss) income	(266)	1,314	4,861	6,058

Reconciliation of profit or loss

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Adjustments and reconciling items	$—	$—	$—	$—
Consolidated net (loss) income	$(266)	$1,314	$4,861	$6,058
(1) For 2025 and 2024, restructuring costs related to the reduction of our U.S. headcount.
(2) Other segment items included in segment net (loss) income primarily consist of foreign currency gains or losses related to our intercompany loans which were denominated in British Pound Sterling, or GBP, and included in other income, net on the unaudited condensed consolidated statements of operations.
Note 14. Subsequent Events
In July 2025, the U.S. President signed the budget reconciliation legislation (House of Representatives 1, or “H.R.1”) into law, commonly referred to as the “One Big Beautiful Bill.” H.R.1 includes significant provisions, such as (i) the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, (ii) modifications to the international tax framework, and (iii) the restoration of favorable tax treatment for certain business provisions. H.R.1 has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently evaluating the impact of H.R.1 on our unaudited condensed consolidated financial statements.
On July 14, 2025, we entered into an amendment to the Revolving Facility which reduced the revolving loan commitment from $150.0 million to $100.0 million and extended the maturity date from July 2, 2026 to July 14, 2030. In addition, the amendment to the Revolving Facility adds an additional reduction of 0.25% to the existing interest rate margins under the Revolving Facility and 0.05% on the commitment fee upon achieving a total net lien leverage ratio of 3.50 to 1.00 and removes the 0.10% credit spread adjustment to the Secured Overnight Financing Rate benchmark for all available interest periods.

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
•Our share of business formations. In the three and six months ended June 30, 2025 and 2024, business formations represented the largest share of our total transaction orders. Business formations act as an entrance point for many customers to the LegalZoom ecosystem, where they then often purchase a mix of transaction and subscription offerings alongside and after the initial formation transaction. As a result, our operating results depend on the continuation of new business formations in the U.S. and even more so, on our ability to increase our share of these formations.
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
Key Business Metrics
In addition to the measures presented in our unaudited condensed consolidated financial statements, we regularly monitor the financial and operating metrics below to evaluate the growth of our business, measure the effectiveness of our marketing efforts, identify trends, formulate financial forecasts and make strategic decisions. For the three and six months ended June 30, 2025, Formation Nation is included in the key business metrics below starting on February 10, 2025, the date we acquired Formation Nation. Prior periods have not been recast.
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
The below table sets forth the number of business formations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Number of business formations	131	134	262	273
We experienced a 2% and 4% decrease in business formation transactions during the three and six months ended June 30, 2025, respectively, compared to the three and six months ended June 30, 2024. The decrease in business formation transactions during the three and six months ended June 30, 2025 was primarily due to a reduction in direct channel business formations, partially offset by our Formation Nation acquisition. Overall U.S. business formations grew by 7% and 1%, respectively, during the three and six months ended June 30, 2025, compared to the three and six months ended June 20, 2024 based on a review of U.S. Census data revealing new applications for EINs.
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
The below table sets forth the number of transactions for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Number of transactions	278	292	619	628
We experienced a 5% and 1% decrease in the number of transactions during the three and six months ended June 30, 2025, respectively, compared to the three and six months ended June 30, 2024. The decrease in the number of transactions during both the three and six months ended June 30, 2025 resulted primarily from the decline in beneficial ownership information report filings following a Financial Crimes Enforcement

Network (FinCEN) ruling on March 21, 2025 that eliminated this filing requirement for U.S. companies, partially offset by the inclusion of transactions from our Formation Nation acquisition.
Average order value
We define average order value for a given period as total transaction revenue divided by total number of transactions in such period. We consider average order value to be an important metric given that it indicates how much customers are spending on average on our platform per transaction.
The below table sets forth the average order value for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Average order value	$262	$234	$225	$215
Average order value increased 12% and 5% for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024. The increase for both the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 was primarily driven by a decrease in the volume of lower-value beneficial ownership information report filings.
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
The below table sets forth the number of subscription units as of June 30, 2025 and 2024:

	As of June 30,
	2025	2024
	(in thousands)
Number of subscription units	1,955	1,609
We achieved a 22% increase in subscription units from June 30, 2024 to June 30, 2025, primarily driven by forms and e-signature and accounting solution subscriptions from the bundling of these products into certain business formation offerings, as well as the inclusion of subscription units from our Formation Nation acquisition. This growth in subscription units as of June 30, 2025 was partially offset by the prior discontinuation of new customer acquisition for our tax offering.
On a sequential basis, the number of subscription units as of June 30, 2025 increased 2% from 1,924 thousand subscription units as of March 31, 2025.
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
The below table sets forth ARPU as of June 30, 2025 and 2024:

	As of June 30,
	2025	2024
Average revenue per subscription unit	$256	$271
ARPU decreased 6% as of June 30, 2025 compared to June 30, 2024 driven primarily by a shift in mix towards our lower priced subscription offerings, including forms and e-signature, due to the bundling of these products into certain business formation offerings.
On a sequential basis, ARPU as of June 30, 2025 increased 2% compared to March 31, 2025.
Annual small business retention rate
We define annual small business retention rate as the percentage of small business subscription units active as of the last day of the quarter one year ago that were still active subscriptions 12 months later. Small business subscription units represent our subscriptions targeted at our small business customers and include subscriptions for our registered agent and compliance services, our tax solution, our virtual mail, forms and eSignature solutions and our small business legal advisory plan, and exclude subscriptions from our enterprise customers, our prior operations in the U.K. and our consumer legal advisory plan. Annual small business retention rate includes both monthly and annual subscription units and reflects all subscription unit attrition, including as a result of actual business failures of certain of our customers. Our annual small business retention rate as of June 30, 2025 was approximately 59%, which was impacted by the anniversarying of non-renewing annual forms and e-signature subscriptions that were bundled into certain business formation offerings.
The annual small business retention rate as of June 30, 2025 does not include the impact of Formation Nation, as we had no active Formation Nation subscriptions on the last day of the quarter one year ago.
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
For transaction and subscription revenue, we generally collect payments and fees at the time orders are placed and prior to services being rendered. We record amounts collected for services that have not been performed as deferred revenue on our unaudited condensed consolidated balance sheet. The transaction price that we record is generally based on the contractual amounts and is reduced for estimated sales allowances for price concessions, charge-backs, sales credits and refunds, which are accounted for as variable consideration when estimating the amount of revenue to recognize.
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
Interest expense
Interest expense consists primarily of amortization of debt issuance costs related to our amended and restated credit and guaranty agreement, or Revolving Facility.
We expect interest expense to remain insignificant in the near term as we have no outstanding indebtedness. However, we would incur interest expense in the longer term should we draw down on our Revolving Facility or incur other indebtedness.
Interest income
Interest income consists primarily of interest income generated from our investment in money market funds.
Income taxes
Our (benefit from) provision for income taxes consists of current and deferred federal, state and foreign income taxes.
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

Results of Operations
The following table sets forth our unaudited condensed consolidated statement of operations data for each of the periods indicated. The period-to-period comparison of financial results should not be considered as a prediction or indicative of our future results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Revenue	$192,509	$177,362	$375,619	$351,576
Cost of revenue(1)(2)	67,398	63,609	133,958	131,993
Gross profit	125,111	113,753	241,661	219,583
Operating expenses:
Sales and marketing(1)(2)	69,580	60,130	130,958	113,883
Technology and development(1)(2)	21,635	25,798	42,957	49,755
General and administrative(1)(2)	36,996	26,679	76,217	49,744
Gain on sale of assets held for sale	—	—	(14,337)	—
Total operating expenses	128,211	112,607	235,795	213,382
(Loss) income from operations	(3,100)	1,146	5,866	6,201
Interest expense	(165)	(112)	(347)	(173)
Interest income	2,069	2,315	3,552	5,202
Other income, net	652	11	999	104
(Loss) income before income taxes	(544)	3,360	10,070	11,334
(Benefit from) provision for income taxes	(278)	2,046	5,209	5,276
Net (loss) income	$(266)	$1,314	$4,861	$6,058
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue	$1,478	$1,747	$2,738	$3,340
Sales and marketing	4,473	1,906	8,240	3,485
Technology and development	4,658	6,525	8,682	12,228
General and administrative	20,029	8,737	40,734	14,718
Total stock-based compensation expense	$30,638	$18,915	$60,394	$33,771
Stock-based compensation expense increased for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 due to time-based restricted stock units, or RSUs, RSUs with performance and market conditions, and RSUs with market conditions granted to eligible employees and members of our senior leadership team in 2024 and 2025. See Note 9 to our unaudited condensed consolidated financial statements and Note 14 to our consolidated financial statements included in our 2024 Annual Report on Form 10-K for additional information.

(2)Includes depreciation and amortization expense for our property and equipment, including capitalized internal-use software and intangible assets as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue	$5,313	$4,618	$10,428	$9,085
Sales and marketing	2,454	889	4,169	1,688
Technology and development	2,158	1,841	4,378	3,318
General and administrative	1,414	1,078	2,770	2,005
Total depreciation and amortization expense	$11,339	$8,426	$21,745	$16,096
Comparison of the Three Months Ended June 30, 2025 and 2024
Revenue

	Three Months Ended June 30,
	2025	2024	$ change	% change
	(in thousands, except percentages)
Revenue by type
Transaction	$72,611	$68,537	$4,074	6%
Subscription	119,898	108,825	11,073	10%
Total revenue	$192,509	$177,362	$15,147	9%
The increase in total revenue for the three months ended June 30, 2025 was primarily driven by an increase in subscription revenue. Subscription revenue was 62% and 61% of total revenue for the three months ended June 30, 2025 and 2024, respectively, and transaction revenue was 38% and 39% of total revenue for the three months ended June 30, 2025 and 2024, respectively.
Transaction revenue increased 6% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase in transaction revenue for the three months ended June 30, 2025 was primarily due to approximately $8.4 million in revenues from our acquisition of Formation Nation in February 2025, partially offset by a decline in beneficial ownership information report revenue due to the FinCEN ruling on March 21, 2025 that eliminated this filing requirement for U.S. companies and a decrease in the number of business formations.
Subscription revenue increased 10% for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. This increase was primarily due to a 6% increase in revenue earned from our compliance-related subscriptions and revenue earned from the 1-800 Accountant partnership entered into in December 2024.
Cost of revenue

	Three Months Ended June 30,
	2025	2024	$ change	% change
	(in thousands, except percentages)
Cost of revenue	$67,398	$63,609	$3,789	6%
Cost of revenue for the three months ended June 30, 2025 increased by $3.8 million primarily due to a $5.4 million increase in filing fees driven by the acceleration in fulfillment for certain services, a $0.7 million increase in third party fees for customer fulfillment services, and a $0.7 million increase in depreciation and amortization expense. These decreases were partially offset by a $3.4 million decrease in payroll and related benefits, largely due to a decrease in average headcount.
Gross profit

	Three Months Ended June 30,
	2025	2024	$ change	% change
	(in thousands, except percentages)
Gross profit	$125,111	$113,753	$11,358	10%
Gross profit for the three months ended June 30, 2025 increased by $11.4 million compared to three months ended June 30, 2024 due to a $15.1 million increase in revenue and a $3.8 million increase in cost of revenue.
Sales and marketing

	Three Months Ended June 30,
	2025	2024	$ change	% change
	(in thousands, except percentages)
Sales and marketing	$69,580	$60,130	$9,450	16%
Sales and marketing expenses for the three months ended June 30, 2025 increased by $9.5 million primarily due to an $8.1 million increase in payroll and related benefits largely due to an increase in sales and marketing headcount primarily related to our Formation Nation acquisition, a $1.6 million increase in depreciation and amortization, and a $0.7 million increase in non-customer acquisition marketing spend related to creative marketing costs. These increases were partially offset by a $0.4 million decrease in customer acquisition marketing spend. Customer acquisition marketing spend was $46.7 million and $47.1 million for the three months ended June 30, 2025 and 2024, respectively.
Technology and development

	Three Months Ended June 30,
	2025	2024	$ change	% change
	(in thousands, except percentages)
Technology and development	$21,635	$25,798	$(4,163)	(16%)
Technology and development expenses for the three months ended June 30, 2025 decreased primarily due to a decrease in payroll and related benefits largely due to a decrease in technology and development headcount.
General and administrative

	Three Months Ended June 30,
	2025	2024	$ change	% change
	(in thousands, except percentages)
General and administrative	$36,996	$26,679	$10,317	39%
General and administrative expenses for the three months ended June 30, 2025 increased by $10.3 million mainly due to an $11.3 million increase in stock-based compensation expense compared to the three months ended June 30, 2024. This increase was due to time-based RSUs, RSUs with performance and market conditions, and RSUs with market conditions granted to eligible employees and members of our senior leadership team in 2024.

Interest expense

	Three Months Ended June 30,
	2025	2024	$ change	% change
	(in thousands, except percentages)
Interest expense	$(165)	$(112)	$(53)	47%
Interest expense consists primarily of amortization of debt issuance costs related to our Revolving Facility.
Interest income

	Three Months Ended June 30,
	2025	2024	$ change	% change
	(in thousands, except percentages)
Interest income	$2,069	$2,315	$(246)	(11%)
The change in interest income was primarily due to interest income generated from our money market investments during the three months ended June 30, 2025.
Other income, net

	Three Months Ended June 30,
	2025	2024	$ change	% change
	(in thousands, except percentages)
Other income, net	$652	$11	$641	N/A
The change in other income, net, between 2025 and 2024 was primarily due to the gain on the sale of available-for-sale debt security, our investment in LegalVision Pty Ltd.
(Benefit from) provision for income taxes

	Three Months Ended June 30,
	2025	2024	$ change	% change
	(in thousands, except percentages)
(Benefit from) provision for income taxes	$(278)	$2,046	$(2,324)	(114%)
Effective tax rate	51%	61%
There was a $2.3 million decrease in the provision for income taxes for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The change was primarily due to the change in pre-tax income.

Comparison of the Six Months Ended June 30, 2025 and 2024
Revenue

	Six Months Ended June 30,
	2025	2024	$ change	% change
	(in thousands, except percentages)
Revenue by type
Transaction	$139,464	$134,854	$4,610	3%
Subscription	236,155	216,722	$19,433	9%
Total revenue	$375,619	$351,576	$24,043	7%
The increase in total revenue for the six months ended June 30, 2025 was primarily driven by an increase in subscription revenue. Subscription revenue was 63% and 62% of total revenue for the six months ended June 30, 2025 and 2024, respectively, and transaction revenue was 37% and 38% of total revenue for the six months ended June 30, 2025 and 2024, respectively.
Transaction revenue increased 3% year-over-year for the six months ended June 30, 2025 primarily due to approximately $14.3 million in revenue from our acquisition of Formation Nation in February 2025, partially offset by a decline in beneficial ownership information report revenue due to the FinCEN ruling on March 21, 2025 that eliminated this filing requirement for U.S. companies and a decrease in the number of business formations.
Subscription revenue increased 9% year-over-year for the six months ended June 30, 2025 primarily due to a 6% increase in revenue from our compliance-related subscriptions and revenue earned from the 1-800 Accountant partnership entered into in December 2024, partially offset by our discontinuation of new customer acquisition for our tax offering in the second quarter of 2024.
Cost of revenue

	Six Months Ended June 30,
	2025	2024	$ change	% change
	(in thousands, except percentages)
Cost of revenue	$133,958	$131,993	$1,965	1%
Cost of revenue for the six months ended June 30, 2025 increased by $2.0 million mainly due to a $5.8 million increase in filing fees, primarily due to our acquisition of Formation Nation, a $2.7 million increase in third party fees for customer fulfillment services, a $1.3 million increase in depreciation and amortization expense, and a $1.3 million increase in other cost of service primarily related to acquisition of Formation Nation. These increases were partially offset by an $8.1 million decrease in payroll and related benefits and a $0.6 million decrease in stock-based compensation expense due to a decrease in average headcount.
Gross profit

	Six Months Ended June 30,
	2025	2024	$ change	% change
	(in thousands, except percentages)
Gross profit	$241,661	$219,583	$22,078	10%
The increase in gross profit was driven by an $24.0 million increase in revenue partially offset by a $2.0 million increase in cost of revenue.

Sales and marketing

	Six Months Ended June 30,
	2025	2024	$ change	% change
	(in thousands, except percentages)
Sales and marketing	$130,958	$113,883	$17,075	15%
Sales and marketing expenses for the six months ended June 30, 2025 increased by $17.1 million primarily due to a $7.6 million increase in payroll and related benefits resulting from an increase in sales and marketing headcount primarily related to our Formation Nation acquisition, a $4.8 million increase in stock-based compensation expense, a $3.2 million increase in customer acquisition marketing spend, and a $2.5 million increase in depreciation and amortization expense. Customer acquisition marketing spend was $90.9 million and $87.7 million for the six months ended June 30, 2025 and 2024, respectively.
Technology and development

	Six Months Ended June 30,
	2025	2024	$ change	% change
	(in thousands, except percentages)
Technology and development	$42,957	$49,755	$(6,798)	(14%)
Technology and development expenses for the six months ended June 30, 2025 decreased by $6.8 million primarily due to a decrease in payroll and related benefits largely due a decrease in technology and development headcount.
General and administrative

	Six Months Ended June 30,
	2025	2024	$ change	% change
	(in thousands, except percentages)
General and administrative	$76,217	$49,744	$26,473	53%
General and administrative expenses for the six months ended June 30, 2025 increased by $26.5 million primarily due to an increase in stock-based compensation expense. This increase was due to time-based RSUs, RSUs with performance and market conditions, and RSUs with market conditions granted to eligible employees and members of our senior leadership team in 2024.
Gain on sale of assets held for sale

	Six Months Ended June 30,
	2025	2024	$ change	% change
	(in thousands, except percentages)
Gain on sale of assets held for sale	$(14,337)	$—	$(14,337)	N/A
Gain on sale of assets held for sale for the six months ended June 30, 2025 was $14.3 million due to the sale of our operational headquarters on March 31, 2025.

Interest expense

	Six Months Ended June 30,
	2025	2024	$ change	% change
	(in thousands, except percentages)
Interest expense	$(347)	$(173)	$(174)	101%
Interest expense consists primarily of amortization of debt issuance costs related to our Revolving Facility.
Interest income

	Six Months Ended June 30,
	2025	2024	$ change	% change
	(in thousands, except percentages)
Interest income	$3,552	$5,202	$(1,650)	(32%)
The change in interest income, was primarily due to interest income generated from our money market investments during the six months ended June 30, 2025.
Other income, net

	Six Months Ended June 30,
	2025	2024	$ change	% change
	(in thousands, except percentages)
Other income, net	$999	$104	$895	861%
The change in other income, net, between 2025 and 2024 was primarily due to the gain on the sale of available-for-sale debt security, our investment in LegalVision Pty Ltd.
Provision for income taxes

	Six Months Ended June 30,
	2025	2024	$ change	% change
	(in thousands, except percentages)
Provision for income taxes	$5,209	$5,276	$(67)	(1%)
Effective tax rate	52%	47%
There was a $0.1 million favorable change in the provision for income taxes for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The change was primarily due to lower pre-tax income for the six months ended June 30, 2025.
Liquidity and Capital Resources
Overview
We fund our operations and capital expenditures from cash flows from operating activities. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes. At June 30, 2025, our principal sources of liquidity were cash and cash equivalents of $217.0 million, which consisted of cash on deposit with banks and money market funds, of which approximately $4.0 million related to our foreign subsidiaries. Our cash and cash equivalents increased by $75.0 million from December 31, 2024 to June 30, 2025, primarily as a result of proceeds from stock option exercises primarily by former executive officers in the first quarter of 2025, proceeds from the sale of a property held for sale, and cash provided by operating activities, partially offset by cash paid for the acquisition of Formation Nation.
We currently anticipate that our available cash, cash equivalents and cash provided by operating activities will be sufficient to meet our operational cash needs for at least the next twelve months and in the foreseeable future. We have the ability to supplement our liquidity needs with borrowings under our Revolving Facility.
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
In October 2023, our board of directors approved a stock repurchase program authorizing repurchases of our common stock with no fixed expiration. In May 2025, our board of directors approved a $100.0 million increase in our stock repurchase program, bringing the aggregate amount authorized to $315.0 million. Approximately $129.6 million remained available for future repurchases under the stock repurchase program as of June 30, 2025. For additional information regarding our stock repurchase program, refer to Note 8 to our unaudited condensed consolidated financial statements.
Borrowings
Revolving Facility
On July 2, 2021, we entered into a $150.0 million amended and restated credit and guaranty agreement with JPMorgan Chase Bank, N.A., as the administrative agent. On July 14, 2025, we entered into an amendment to the amended and restated credit and guaranty agreement that, among other things, decreased the revolving loan commitments to $100.0 million and extended the maturity date of the revolving loan commitments to July 14, 2030. We refer to the amended and restated credit and guaranty agreement, as amended from time to time, as the Revolving Facility. The Revolving Facility provides for the issuance of up to $20.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, in an amount of up to $10.0 million. As of June 30, 2025, we had no borrowings outstanding and $150.0 million was available for use under our Revolving Facility.
Subject to the satisfaction of certain criteria, we will be able to increase the Revolving Facility by an amount equal to the sum of (i) the greater of $90.0 million and 75% of consolidated last twelve months cash earnings before interest expense, tax, depreciation and amortization, or LTM CEBITDA, plus (ii) unused amounts under the general debt basket (i.e., an amount equal to the greater of $50.0 million and an equivalent percentage of consolidated LTM CEBITDA), plus (iii) an unlimited amount so long as we are in pro forma compliance with the Financial Covenant (as defined below), in each case, with the consent of the lenders participating in the increase.
We are required to pay a commitment fee in respect of unutilized commitments under the Revolving Facility. The commitment fee is, initially, 0.35% per annum. The commitment fee is subject to a reduction of 0.10% if the total net first lien leverage ratio does not exceed 3.50 to 1.00 and an additional reduction of 0.05% if the total first lien leverage ratio does not exceed 1.00 to 1.00. We are also required to pay customary letter of credit fees and agency fees. U.S. dollar borrowings under the Revolving Facility bear interest at a rate per annum equal to, at the borrower’s option, either (a) the Secured Overnight Financing Rate, or Term SOFR, plus a margin ranging from 2.00% to 1.25% or (b) a margin ranging from 1.00% to 0.25% plus the highest of (i) the administrative agent’s prime rate, (ii) the Federal Funds rate plus 0.50% or (iii) one-month Term SOFR plus 1%. The interest rate margins under the Revolving Facility are subject to one reduction of 0.25%, a second reduction of 0.25% and further reduction of 0.25% upon achieving total net first lien leverage ratios of 3.50 to 1.00 and 2.50 to 1.00, respectively. There is also an additional reduction of 0.25% upon achieving a total net first lien leverage ratio of 1.00 to 1.00.
We have the option to voluntarily repay outstanding loans at any time without premium or penalty, other than customary “breakage” costs with respect to SOFR loans. There is no scheduled amortization under the Revolving Facility. The principal amount outstanding is due and payable in full at maturity on July 14, 2030.
Obligations under the Revolving Facility are guaranteed by our existing and future direct and indirect material wholly-owned domestic subsidiaries, subject to certain exceptions. The Revolving Facility is secured by a first-priority security interest in substantially all of the assets of the borrower and the guarantors, subject to certain exceptions.

The Revolving Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict our ability and the ability of our restricted subsidiaries to incur additional indebtedness and guarantee indebtedness; create or incur liens; pay dividends and distributions or repurchase capital stock; merge, liquidate and make asset sales; change lines of business; change our fiscal year; incur restrictions on our subsidiaries’ ability to make distributions and create liens; modify our organizational documents; make investments, loans and advances; and enter into certain transactions with affiliates.
The Revolving Facility requires compliance with a total net first lien leverage ratio not to exceed 4.50 to 1.00, or the Financial Covenant. The Financial Covenant will be tested at quarter-end only if the total principal amount of all revolving loans, swingline loans and drawn letters of credit that have not been reimbursed exceeds 35% of the total commitments under the Revolving Facility on the last day of such fiscal quarter.
Cash flows
The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$89,842	$61,440
Net cash used in investing activities	(26,818)	(19,351)
Net cash provided by (used in) financing activities	11,800	(148,981)
Effect of exchange rate changes on cash and cash equivalents	147	(32)
Net increase (decrease) in cash and cash equivalents	$74,971	$(106,924)
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
In the six months ended June 30, 2025, cash provided by operating activities was $89.8 million resulting from net income of $4.9 million, adjusted for stock-based compensation and other non-cash expenses of $62.9 million and net cash flows provided by changes in operating assets and liabilities of $22.1 million. The $62.9 million of stock-based compensation and other non-cash expenses resulted primarily from $60.4 million in stock-based compensation expense, $21.7 million in depreciation and amortization expense, and $1.5 million in amortization of right-of-use assets expense, partially offset by a $14.3 million gain on disposal of property and equipment. The $22.1 million of net cash flows provided from changes in our operating assets and liabilities resulted primarily from a $29.6 million increase in deferred revenue largely due to the growth of our subscription units which are predominantly billed in advance of our revenue recognition and a $3.7 million decrease in prepaid and other current assets, partially offset by a $14.3 million increase in accounts receivables.
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
In the six months ended June 30, 2025, net cash used in investing activities was $26.8 million resulting primarily from $48.5 million used for the acquisition of Formation Nation, net of cash acquired, and $16.9 million in purchases of property and equipment, including capitalization of internal-use software, partially offset by $37.1 million in proceeds from the sale of our operational headquarters.

Net cash used in financing activities
Our primary uses of cash in financing activities are for repurchases of common stock and settlements of stock options and RSUs. Net cash provided by financing activities is primarily impacted by exercises of stock options by our employees and issuance of common stock.
In the six months ended June 30, 2025, net cash provided by financing activities was $11.8 million, primarily resulting from $44.7 million in proceeds from the exercise of stock options primarily by former executive officers, $20.4 million in repurchases of common stock pursuant to our stock repurchase program, and an $11.2 million settlement of minimum statutory tax withholding upon vesting of RSUs.
Material Cash Requirements
We believe our current cash and cash equivalents, as well as cash expected to be generated by future operating activities, will be sufficient to meet our material cash requirements for the next twelve months. Our material cash requirements include the below contractual and other obligations:
Commitments
We have non-cancelable agreements with various vendors, which require us to pay $41.5 million over a five-year period, of which $26.9 million remains to be paid as of June 30, 2025.
Lease Obligations
At June 30, 2025, we had various non-cancelable operating leases for office space, which expire between July 2025 and February 2033. As of June 30, 2025, we had total minimum operating lease maturities of $16.3 million, $2.1 million of which mature within six months. See Note 8 of our consolidated financial statements included in our 2024 Annual Report on Form 10-K for additional information regarding our future operating lease payments.
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
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net (loss) income adjusted to exclude interest expense, interest income, (benefit from) provision for income taxes, depreciation and amortization, other expense (income), net, stock-based compensation and certain non-recurring income and expenses from time to time. We define Adjusted EBITDA margin as Adjusted EBITDA as a percentage of revenue. We define net income (loss) margin as net income (loss) as a percentage of revenue based on our unaudited condensed consolidated financial statements.
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
The following table presents a reconciliation of net (loss) income to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except percentages)
Reconciliation of net (loss) income to Adjusted EBITDA
Net (loss) income	$(266)	$1,314	$4,861	$6,058
Interest expense	165	112	347	173
Interest income	(2,069)	(2,315)	(3,552)	(5,202)
(Benefit from) provision for income taxes	(278)	2,046	5,209	5,276
Depreciation and amortization	11,339	8,426	21,745	16,096
Other income, net	(652)	(11)	(999)	(104)
Stock-based compensation	30,638	18,915	60,394	33,771
Transaction-related expenses(1)	—	—	1,543	—
Gain on sale of assets held for sale	—	—	(14,337)	—
Restructuring costs(2)	88	425	766	746
Adjusted EBITDA	$38,965	$28,912	$75,977	$56,814
Net income margin	—%	1%	1%	2%
Adjusted EBITDA margin	20%	16%	20%	16%
(1)     For 2025, transaction-related expenses related to our acquisition of Formation Nation.
(2)     For 2025 and 2024, restructuring costs related to the reduction of our U.S. headcount.
Adjusted EBITDA increased from $28.9 million for the three months ended June 30, 2024 to $39.0 million for the three months ended June 30, 2025. The increase of $10.1 million resulted primarily from an increase in revenue of $15.1 million, which was partially offset by a $3.4 million increase in cost of revenue, excluding non-cash items, and an increase in operating expenses, excluding non-cash and non-recurring items, of $1.7 million.
Adjusted EBITDA increased from $56.8 million for the six months ended June 30, 2024 to $76.0 million for the six months ended June 30, 2025. The increase of $19.2 million resulted primarily from an increase in revenue of $24.0 million, which was partially offset by a $1.2 million increase in cost of revenue, excluding non-cash items, and an increase in operating expenses, excluding non-cash and non-recurring items, of $3.7 million.
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

The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable GAAP measure, to free cash flow:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow
Net cash provided by operating activities	$89,842	$61,440
Purchase of property and equipment	(16,908)	(19,351)
Free cash flow	$72,934	$42,089
We experienced an increase in our free cash flow from $42.1 million for the six months ended June 30, 2024 to $72.9 million for the six months ended June 30, 2025, primarily due to a $28.4 million increase in net cash provided by operating activities. The increase in net cash provided by operating activities resulted from a $17.6 million favorable change in our operating assets and liabilities and a $10.8 million increase in net income after adjusting for stock-based compensation and other non-cash items. Free cash flow was also impacted by a $2.4 million decrease in capital expenditures for the purchase of property and equipment, including capitalization of internal-use software.
Critical Accounting Estimates
During the three and six months ended June 30, 2025, there were no significant changes to our critical accounting estimates compared with those disclosed described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2024 Annual Report on Form 10-K.
Recent Accounting Pronouncements
Refer to Note 2 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further information on certain accounting standards adopted in the period ended June 30, 2025 and recent accounting announcements that have not yet been required to be implemented and may be applicable to our future operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have operations both within the U.S. and, to a lesser extent, in the U.K., and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate fluctuations and foreign currency exchange risks, and to a lesser extent, inflation risk.
Interest rate fluctuation risk
At June 30, 2025 and December 31, 2024, we had cash and cash equivalents of $217.0 million and $142.1 million, respectively, which consisted of cash on deposit with banks and short-term highly-liquid money market funds. Interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We had no outstanding debt subject to interest rate risk as of June 30, 2025 and December 31, 2024 and, as a result, we do not expect to be exposed to fluctuations in interest rates for the foreseeable future. However, we would be subject to fluctuation in interest rates if we draw down under our Revolving Facility, including issuance of any letters of credit.
Foreign currency exchange risk
We have foreign currency risks related to our revenue, expenses, and intercompany balances denominated in currencies other than our functional currency, the U.S. Dollar, principally GBP. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany loans that are denominated in currencies other than the U.S. Dollar. The foreign currency transaction gain was immaterial during the six months ended June 30, 2025. A 10% adverse change in foreign exchange rates on foreign-denominated accounts, including intercompany balances, for the six months ended June 30, 2025 would have been immaterial. In the event our non-U.S. Dollar-denominated sales and expenses increase, our results of operations may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities could have on our results of operations.
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
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Relating to Our Business and Industry
Our business primarily depends on business formations
The majority of our transaction revenue is generated by providing business formation services to our customers. In 2024 and the six months ended June 30, 2025, business formations represented the largest share of our total transaction orders. The number of business formations on our platform is subject to unpredictable declines or fluctuations as a result of a number of factors, many of which are out of our control, including an overall decline in the number of U.S. business formations, an economic slowing or downturn, a public health pandemic or epidemic, increased competition, regulatory obstacles, changes in law (including changes in tax laws and regulations), changes in the business environment from inflation, tariffs, interest rates, government assistance, increased compliance or operating costs (including wage and benefit pressures) and dissatisfaction with our services. In addition, the U.S. continues to experience significant political events that cast uncertainty on global financial and economic markets. Certain actions taken by the current Presidential administration, including the many recent executive orders, have had and may continue to have a negative impact on the U.S. economy and the number of U.S. business formations. Declines in the overall number of U.S. business formations or the number of business formations on our platform have adversely affected, and may in the future adversely affect, our business, results of operations, financial condition or future prospects. To the extent the growth rate of new business formations declines, these impacts can be expected to intensify.
Our business depends substantially on our customers expanding their use of our platform, including converting our transactional customers to subscribers and our subscribers renewing their subscriptions with us
For the past few years, a significant amount of our revenue has been derived from our subscriptions for small businesses and individuals. In 2024 and the six months ended June 30, 2025, approximately 64% and 63%, respectively, of our revenue came from subscriptions. Subscriptions have primarily originated from transactional customers who opted to become subscribers. For us to maintain or improve our operating results, including our revenue growth rate, it is important that we convert transactional customers into subscribers, retain our existing subscribers and that our existing subscribers expand their use of our platform. However, subscriptions may be terminated at any time, and the rate at which we retain our subscribers may decline or fluctuate as a result of a number of factors, including subscribers’ satisfaction or dissatisfaction with our platform, the effectiveness of our customer support services, the quality and perceived quality of the services we provide, our pricing and the pricing of competing products or services, the lifecycle of our customers’ businesses and their evolving needs, and the effects of global economic conditions, regulatory changes and reductions in subscribers’ discretionary income and spending levels. As a result, we cannot accurately predict subscription renewal rates or the number of our existing or new customers that will subscribe to our subscription services, including whether customers will continue to subscribe at the same rate as they have historically. During 2024, we experienced a deceleration in our subscription revenue growth rate. If our subscription revenue growth rate does not improve, our business, results of operations, financial condition and future prospects would be adversely affected. If the growth of our subscription business, including our subscription revenue growth rate, falls below the expectations of the public market, securities analysts or investors, the price of our common stock could also be harmed.
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

Fluctuations in our quarterly operating results and the price of our common stock may be particularly pronounced in the current global macroeconomic environment, including due to uncertainty caused by recessionary fears, inflation, tariffs and interest rates and their respective impacts on consumer spending patterns, the success of existing small businesses and the formation of new small businesses. In addition, fluctuations in our quarterly operating results may cause those results to fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the price of our common stock to decline. Fluctuations in our results could also cause a number of other problems. For example, analysts or investors may change their models for valuing our common stock, we could experience short-term liquidity issues, our ability to retain or attract key personnel may diminish, and other unanticipated issues may arise.
Our quarterly operating results may vary in the future and period-to-period comparisons of our operating results may not be meaningful. In addition, the seasonality of our business may change or become more pronounced over time, which could also cause our operating results to fluctuate. You should not rely on the results of any given quarter as an indication of future performance.
We have a history of net losses and we may not be able to maintain profitability
Since inception, we have incurred an accumulated deficit and may incur net losses in the foreseeable future. As of June 30, 2025, we had an accumulated deficit of $1,084.9 million.
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
The agreement governing our revolving credit facility requires us to meet certain operating and financial covenants and places restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business
The revolving facility that we originally entered into on July 2, 2021, or, as amended from time to time, the Revolving Facility, contains affirmative and negative covenants, indemnification provisions and events of default. The affirmative covenants include, among others, administrative, reporting and legal covenants, in each case subject to certain exceptions. The negative covenants include, among others, limitations on our and certain of our subsidiaries’ abilities to carry out the following, in each case subject to certain exceptions:
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
The Revolving Facility also contains a financial covenant that requires us to maintain a total net first lien leverage ratio not to exceed 4.50:1.00 on the last day of any fiscal quarter during which our Revolving Facility usage exceeds 35% of the Revolving Facility capacity. As a result of the restrictions described above, we may be limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders or amend the covenants.

Our ability to comply with the covenants and restrictions contained in the Revolving Facility may be affected by economic, financial and industry conditions beyond our control. The restrictions in the Revolving Facility may prevent us from taking actions that we believe would be in the best interests of our business and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. Our failure to comply with the restrictive covenants and other terms of our indebtedness could result in an event of default, which, if not cured or waived, could result in the lenders declaring all obligations, together with accrued and unpaid interest, immediately due and payable and take control of the collateral, potentially requiring us to renegotiate the Revolving Facility on terms less favorable to us and could also trigger cross-default provisions in other contracts, potentially resulting in serious consequences to our business, results of operations, financial condition and future prospects, including bankruptcy or insolvency. Even if the Revolving Facility is terminated, any additional debt that we incur in the future could subject us to similar or additional covenants.
In addition, the Revolving Facility also permits borrowings denominated in Euros, British pound sterling and other alternative currencies that may be approved by the administrative agent and revolving lenders. Such non-U.S. dollar-denominated debt may not necessarily correspond to the cash flow we generate in such currencies.
We are subject to fluctuations in interest rates
Any borrowings under the Revolving Facility will be subject to variable rates of interest and expose us to interest rate risk. Sharp changes in interest rates could adversely affect us if amounts are outstanding under the Revolving Facility. In the future, we may enter into contractual arrangements designed to hedge our exposure to changes in interest rates. If we enter into derivative financial instruments to mitigate interest rate risk in the future, we may not maintain interest rate swaps, caps or other applicable financial instruments with respect to all of our indebtedness, and any financial instrument we enter into may not fully mitigate our interest rate risk, may prove disadvantageous or may create additional risks. If these hedging arrangements are unsuccessful, we may experience an adverse effect on our business, results of operations, financial condition and future prospects.
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
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations
New tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Tax reform remains a legislative priority for the U.S. government and certain legislation has already been enacted. For instance, the One Big Beautiful Bill Act, or the OBBBA, which was signed into law in July 2025, includes significant changes to federal tax law. New tax laws, including the OBBBA, may affect our operating results and financial conditions. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted differently, changed, modified, or repealed at any time. Any such enactment, interpretation, change, modification, or repeal could adversely affect us, possibly with retroactive effect. For example, the IRA imposes, among other rules, a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on certain corporate stock repurchases. The imposition of the excise tax could increase the cost to us of making repurchases of our stock and cause us to reduce the number of our shares repurchased pursuant to our stock repurchase program.
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
A significant portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is performing well
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. At June 30, 2025, holders of approximately 65 million shares of our common stock are entitled to rights pursuant to an investors’ rights agreement, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If one or more of these holders of our common stock sells a large number of shares by exercising their registration rights, it has in the past and may in the future adversely affect the market price for our common stock. In addition, if we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired.
Concentration of ownership of our common stock among our existing executive officers, directors and other affiliates may prevent new investors from influencing significant corporate decisions
Based upon shares of our common stock outstanding as of June 30, 2025, our executive officers, directors and other affiliates, in the aggregate, own shares, directly or indirectly, representing approximately 20% of our outstanding common stock. If our executive officers, directors and affiliates acted together, they may be able to significantly influence matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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
In October 2023, our board of directors approved a stock repurchase program authorizing repurchases of our common stock with no fixed expiration. In May 2025, our board of directors approved a $100.0 million increase in our stock repurchase program, bringing the aggregate amount authorized to $315.0 million. Stock repurchases under this program may be made through any manner, including in open market transactions (including pursuant to Rule 10b5-1 plans), through accelerated stock repurchase agreements, or in privately negotiated transactions with third parties, and in such amounts as management deems appropriate. This program does not obligate us to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the discretion of our board of directors.
Stock repurchase activity during the three months ended June 30, 2025 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be purchased Under the Plans
April 1, 2025 through April 30, 2025	—	$—	—	$149,986,329
May 1, 2025 through May 31, 2025	1,396,771	$9.40	1,396,771	$136,858,158
June 1, 2025 through June 30, 2025	791,205	$9.21	791,205	$129,567,711
Total	2,187,976	9.33	2,187,976
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
On May 19, 2025, Nicole Miller, our Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale of up to an aggregate of 98,874 shares of the Company’s common stock. The actual number of shares sold under the trading arrangement will be net of shares withheld for taxes upon vesting and settlement of the restricted stock units subject to the trading plan and is not determinable at this time. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The first date that sales of any shares are permitted to be sold under the trading arrangement is August 18, 2025, and subsequent sales under the trading arrangement may occur from time to time for the duration of the trading arrangement until November 21, 2025, or earlier if all transactions under the trading arrangement are completed.

On May 20, 2025, Noel Watson, our Chief Operating Officer and Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale of up to an aggregate of 241,816 shares of the Company’s common stock. The actual number of shares sold under the trading arrangement will be determined, in part, based on a cap on the gross proceeds from their sale and a minimum threshold sale price and, as such, is not determinable at this time. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The first date that sales of any shares are permitted to be sold under the trading arrangement is August 18, 2025, and subsequent sales under the trading arrangement may occur from time to time for the duration of the trading arrangement until August 18, 2026, or earlier if all transactions under the trading arrangement are completed.

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
10.1
Amendment No. 2, dated as of July 14, 2025, by and among LegalZoom.com, Inc., as borrower, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, to the Amended and Restated Credit and Guaranty Agreement, dated as of July 2, 2021, among LegalZoom.com, Inc., the guarantors party thereto, the lenders and issuing lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2025).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2025 were formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statement of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
______________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LegalZoom.com, Inc.

Date: August 7, 2025	By:	/s/ Jeffrey Stibel
Jeffrey Stibel
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2025		/s/ Noel Watson
Noel Watson
Chief Financial Officer
(Principal Financial Officer)