Form 10-Q
period 2025-09-30
LEGALZOOM.COM, INC.
filed 2025-11-05
CIK 1286139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No  ☒
As of October 28, 2025, the registrant had outstanding 177,270,258 shares of common stock, $0.001 par value per share, outstanding.

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

Part I
Item 1. Condensed Consolidated Financial Statements (Unaudited)
LegalZoom.com, Inc.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par values)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$237,154	$142,064
Accounts receivable, net of allowances of $2,209 and $2,121, respectively	20,445	8,511
Prepaid expenses and other current assets	18,879	17,926
Current assets held for sale	—	22,722
Total current assets	276,478	191,223
Property and equipment, net	59,980	59,788
Goodwill	140,143	63,318
Intangible assets, net	19,762	8,653
Operating lease right-of-use assets	13,786	7,189
Deferred income taxes	33,300	34,696
Available-for-sale debt security	—	1,377
Other assets	7,655	7,639
Total assets	$551,104	$373,883
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$32,414	$31,150
Accrued expenses and other current liabilities	76,882	57,928
Deferred revenue	213,807	174,643
Operating lease liabilities	4,250	1,861
Total current liabilities	327,353	265,582
Operating lease liabilities, non-current	10,426	6,018
Deferred revenue	307	381
Other liabilities	11,097	8,645
Total liabilities	$349,183	$280,626
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000 shares authorized at September 30, 2025 and December 31, 2024, none issued or outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 1,000,000 shares authorized; 179,515 shares and 173,619 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	181	175
Additional paid-in capital	1,299,298	1,161,538
Accumulated deficit	(1,097,928)	(1,069,317)
Accumulated other comprehensive income	370	861
Total stockholders’ equity	201,921	93,257
Total liabilities and stockholders’ equity	$551,104	$373,883
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$190,158	$168,599	$565,777	$520,175
Cost of revenue	62,271	54,715	196,229	186,708
Gross profit	127,887	113,884	369,548	333,467
Operating expenses:
Sales and marketing	67,835	46,287	198,793	160,170
Technology and development	19,485	23,179	62,442	72,934
General and administrative	34,074	28,149	110,291	77,893
Gain on sale of assets held for sale	—	—	(14,337)	—
Total operating expenses	121,394	97,615	357,189	310,997
Income from operations	6,493	16,269	12,359	22,470
Interest expense	(152)	(72)	(499)	(245)
Interest income	2,139	1,345	5,691	6,547
Other (expense) income, net	(102)	1,741	897	1,845
Income before income taxes	8,378	19,283	18,448	30,617
Provision for income taxes	3,869	8,232	9,078	13,508
Net income	$4,509	$11,051	$9,370	$17,109
Net income per share — basic:	$0.03	$0.06	$0.05	$0.09
Net income per share — diluted:	$0.02	$0.06	$0.05	$0.09
Weighted-average shares used to compute net income per share — basic:	180,057	174,862	179,231	182,551
Weighted-average shares used to compute net income per share — diluted:	186,731	176,353	185,329	185,374
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$4,509	$11,051	$9,370	$17,109
Other comprehensive income, net of tax:
Change in foreign currency translation adjustments	9	(1,649)	(94)	(1,357)
Change in available-for-sale debt security due to unrealized gains	—	—	89	154
Reclassification adjustment for net gain on available-for-sale debt securities included in net income	—	—	(486)	—
Total other comprehensive income (loss)	9	(1,649)	(491)	(1,203)
Total comprehensive income	$4,518	$9,402	$8,879	$15,906
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	173,619	$175	$1,161,538	$(1,069,317)	$861	$93,257
Issuance of common stock upon exercise of stock options	4,473	4	43,543	—	—	43,547
Issuance of common stock upon vesting of restricted stock unit awards	1,525	2	(2)	—	—	—
Shares surrendered for settlement of minimum statutory tax withholdings	(645)	(1)	(5,941)	—	—	(5,942)
Stock-based compensation	—	—	31,096	—	—	31,096
Other comprehensive income	—	—	—	—	80	80
Net income	—	—	—	5,127	—	5,127
Issuance of common stock for acquisition	2,205	2	20,045	—	—	20,047
Balance at March 31, 2025	181,177	$182	$1,250,279	$(1,064,190)	$941	$187,212
Issuance of common stock upon exercise of stock options and ESPP	151	—	1,117	—	—	1,117
Issuance of common stock upon vesting of restricted stock unit awards	1,509	2	(2)	—	—	—
Shares surrendered for settlement of minimum statutory tax withholdings	(568)	(1)	(5,229)	—	—	(5,230)
Stock-based compensation	—	—	32,218	—	—	32,218
Repurchase and retirement of common stock	(2,188)	(2)	—	(20,417)	—	(20,419)
Other comprehensive loss	—	—	—	—	(580)	(580)
Net loss	—	—	—	(266)	—	(266)
Balance at June 30, 2025	180,081	$181	$1,278,383	$(1,084,873)	$361	$194,052
Issuance of common stock upon exercise of stock options	15	—	5	—	—	5
Issuance of common stock upon vesting of restricted stock unit awards	2,037	2	(2)	—	—	—
Shares surrendered for settlement of minimum statutory tax withholdings	(846)	—	(8,791)	—	—	(8,791)
Stock-based compensation	—	—	29,703	—	—	29,703
Repurchase and retirement of common stock	(1,772)	(2)	—	(17,564)	—	(17,566)
Other comprehensive income	—	—	—	—	9	9
Net income	—	—	—	4,509	—	4,509
Balance at September 30, 2025	179,515	$181	$1,299,298	$(1,097,928)	$370	$201,921

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	188,538	$189	$1,101,474	$(933,061)	$232	$168,834
Issuance of common stock upon exercise of stock options	161	—	82	—	—	82
Issuance of common stock upon vesting of restricted stock unit awards	2,236	2	(2)	—	—	—
Shares surrendered for settlement of minimum statutory tax withholdings	(888)	—	(9,564)	—	—	(9,564)
Stock-based compensation	—	—	16,273	—	—	16,273
Repurchase and retirement of common stock	(1,172)	(1)	—	(12,758)	—	(12,759)
Other comprehensive income	—	—	—	—	296	296
Net income	—	—	—	4,744	—	4,744
Balance at March 31, 2024	188,875	$190	$1,108,263	$(941,075)	$528	$167,906
Issuance of common stock upon exercise of stock options and ESPP	309	—	1,733	—	—	1,733
Issuance of common stock upon vesting of restricted stock unit awards	1,338	1	(1)	—	—	—
Shares surrendered for settlement of minimum statutory tax withholdings	(485)	—	(4,595)	—	—	(4,595)
Stock-based compensation	—	—	20,542	—	—	20,542
Repurchase and retirement of common stock	(13,929)	(14)	—	(125,185)	—	(125,199)
Stock repurchase excise tax	—	—	—	(1,089)	—	(1,089)
Other comprehensive income	—	—	—	—	150	150
Net income	—	—	—	1,314	—	1,314
Balance at June 30, 2024	176,108	$177	$1,125,942	$(1,066,035)	$678	$60,762
Issuance of common stock upon exercise of stock options	97	—	47	—	—	47
Issuance of common stock upon vesting of restricted stock awards	1,159	1	(1)	—	—	—
Shares surrendered for settlement of minimum statutory tax withholdings	(421)	—	(2,387)	—	—	(2,387)
Stock-based compensation	—	—	17,251	—	—	17,251
Repurchase and retirement of common stock	(3,769)	(4)	—	(24,727)	—	(24,731)
Stock repurchase excise tax	—	—	—	(206)	—	(206)
Other comprehensive loss	—	—	—	—	(1,649)	(1,649)
Net income	—	—	—	11,051	—	11,051
Balance at September 30, 2024	173,174	$174	$1,140,852	$(1,079,917)	$(971)	$60,138
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$9,370	$17,109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,118	25,291
Amortization of right-of-use assets	2,371	1,848
Amortization of debt issuance costs	161	170
Stock-based compensation	88,763	49,486
Deferred income taxes	5,504	(741)
Change in fair value of other equity security	(302)	—
Unrealized foreign exchange loss (gain)	58	(1,277)
Gain on sale of assets held for sale	(14,337)	—
Gain on sale of available-for-sale debt security	(648)	—
Loss on disposal of property and equipment	150	49
Other	102	—
Changes in operating assets and liabilities:
Accounts receivable	(11,659)	220
Prepaid expenses and other current assets	(897)	(5,321)
Other assets	1,003	58
Accounts payable	1,923	(3,736)
Accrued expenses and other liabilities	1,425	(6,175)
Operating lease liabilities	(1,791)	(1,654)
Income tax payable	246	(52)
Deferred revenue	29,508	17,778
Net cash provided by operating activities	144,068	93,053
Cash flows from investing activities
Acquisition, net of cash acquired	(48,468)	—
Proceeds from sale of assets held for sale	37,051	—
Proceeds from sale of available-for-sale debt security	1,507	—
Purchase of property and equipment	(24,144)	(28,989)
Net cash used in investing activities	(34,054)	(28,989)
Cash flows from financing activities
Payment of debt issuance costs	(841)	—
Proceeds from issuance of stock under employee stock plans	44,662	1,862
Repayment of capital lease obligations	(2)	(19)
Repurchase of common stock	(37,621)	(161,959)
Share repurchase costs (excise tax)	(1,264)	—
Shares surrendered for settlement of minimum statutory tax withholding	(19,965)	(17,216)
Net cash used in financing activities	(15,031)	(177,332)
Effect of exchange rate changes on cash and cash equivalents	107	26
Net increase (decrease) in cash and cash equivalents	95,090	(113,242)
Cash and cash equivalents, at beginning of the period	142,064	225,719

	Nine Months Ended September 30,
	2025	2024
Cash and cash equivalents, at end of the period	$237,154	$112,477
Non-cash operating, investing, and financing activities:
Acquisition-related deferred consideration	$12,486	$—
Accrued stock repurchase excise tax	$—	$1,295
Accrued stock repurchase costs	364	754
Issuance of common stock for business acquired	20,048	—
Purchase of property and equipment included in accounts payable and accrued expenses and other current liabilities	1,198	1,971
Capitalized stock-based compensation	4,253	4,580
Right-of-use assets obtained in exchange of operating lease liabilities (excluding right-of-use assets acquired as part of business acquisition)	5,083	682
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
LegalZoom.com, Inc. is a leading online platform for legal services, transforming how individuals and small businesses navigate the legal system. By combining intuitive technology with access to experienced attorneys—whether through our vast independent attorney network or our LegalZoom-owned law firm—we offer the tools and guidance people need to confidently manage everything from business formation and compliance to estate planning and ongoing legal support. With over two decades of experience and millions of customers served, LegalZoom helps individuals and small businesses navigate legal needs with confidence.
Note 2. Summary of Significant Accounting Policies
A summary of the significant accounting policies we follow in the preparation of the accompanying unaudited condensed consolidated financial statements is set forth below.
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited, condensed, consolidated financial statements should be read in conjunction with our audited, consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. The December 31, 2024 unaudited condensed consolidated balance sheet was derived from our audited consolidated financial statements as of that date. Our unaudited condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the unaudited condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. There have been no significant changes in accounting policies during the nine months ended September 30, 2025 from those disclosed in the audited consolidated financial statements for the year ended December 31, 2024 and the related notes, except as noted below under Recently Adopted Accounting Pronouncements.
The operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results expected for the full year ending December 31, 2025.
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

Revenue outside of the U.S., based on the location of the customer, represented less than 1% of our revenue for the three and nine months ended September 30, 2025 and 2024. Our property and equipment located outside of the U.S. were immaterial as of September 30, 2025 and December 31, 2024.
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
Due to a large and diverse customer base, no individual customer represented more than 10% of our total revenue for the three and nine months ended September 30, 2025 and 2024. At September 30, 2025, there were two partners with an outstanding balance of 10% or more of our accounts receivable balance. At December 31, 2024, there were no customers with an outstanding balance of 10% or more of our accounts receivable balance.
Accounts Receivable and Allowance for Credit Losses
Our accounts receivable balances, which are not collateralized and do not bear interest, primarily consist of amounts receivable from our credit and debit card merchant processors, customer receivables, and fees due from third parties for services purchased by our customers from such third parties. We reduce our accounts receivable for sales allowances and a reserve for potentially uncollectible receivables. We determine the amount of the allowances based on various factors, including historical collection experience, the age of our accounts receivable balances, credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect our ability to collect from customers. Account balances are charged off against the allowance when we determine that it is not probable we will collect the receivable. At September 30, 2025 and December 31, 2024 the allowance for credit losses was not material.
Investments in Other Equity Securities
We hold an equity investment in LawPath, Pty Ltd, or LawPath, an Australian proprietary limited company that provides an online legal platform to individuals and small and medium sized businesses. The carrying amount of our investment in LawPath was $4.7 million and $4.4 million at September 30, 2025 and December 31, 2024, respectively. The change in the carrying amount was due to an observable price change in an orderly transaction.
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

Our transaction and subscription revenue is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Transaction	$64,799	$57,879	$204,263	$192,733
Subscription	125,359	110,720	361,514	327,442
Total revenue	$190,158	$168,599	$565,777	$520,175
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
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to remove all references to software development stages and to require capitalizing software costs when management has authorized and committed to funding a software project and it is probable that the project will be completed and that the software will be used to perform the function intended. The accounting standard is effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods with early adoption permitted at the beginning of an annual reporting period. Adoption of ASU 2025-06 can use a prospective, modified retrospective or retrospective transition. We are currently evaluating the impact of the adoption to our unaudited condensed consolidated financial statements.
Note 3. Other Financial Statement Information
Accounts Receivable
Changes in the allowances consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$2,280	$3,776	$2,121	$4,906
Add: allowance recognized as a reduction of revenue	874	2,010	2,125	5,298
Add: allowance for credit losses recognized in general and administrative expense	161	23	356	5
Less: write-offs, net of recoveries	(1,106)	(2,794)	(2,393)	(7,194)
Ending balance	$2,209	$3,015	$2,209	$3,015
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
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid expenses	$6,795	$9,129
Deferred cost of revenue	2,002	1,670
Capitalized cloud computing development costs	1,585	1,599
Income tax receivable	7,694	3,701
Other current assets	803	1,827
Total prepaid expenses and other current assets	$18,879	$17,926

Goodwill
The following table presents the changes in the carrying amount of goodwill (in thousands):

Amount
Balance as of December 31, 2024	$63,318
Acquisition(1)	77,813
Balance as of March 31, 2025	$141,131
Net working capital and measurement period adjustments(2)	(1,561)
Balance as of June 30, 2025	$139,570
Measurement period adjustments(3)	573
Balance as of September 30, 2025	$140,143
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
(3) Amounts relate to accruals for sales tax remediation associated with the acquisition of Formation Nation. Refer to Note 5. Acquisition to our unaudited condensed consolidated financial statements.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued payroll and related expenses	$30,265	$27,518
Accrued vendor payables	17,018	15,895
Accrued advertising	1,279	1,636
Sales allowances	3,128	3,086
Accrued sales, use and business taxes	8,313	6,984
Deferred consideration relating to business acquired	12,384	—
Other	4,495	2,809
Total accrued expenses and other current liabilities	$76,882	$57,928
Deferred revenue
Deferred revenue as of September 30, 2025 and December 31, 2024 was $214.1 million and $175.0 million, respectively. Revenue recognized in the three months ended September 30, 2025 and 2024 that was included in deferred revenue as of June 30, 2025 and 2024 was $101.4 million and $90.4 million, respectively. Revenue recognized in the nine months ended September 30, 2025 and 2024 that was included in deferred revenue as of December 31, 2024 and 2023 was $165.2 million and $159.1 million, respectively.
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

Depreciation and Amortization
Depreciation and amortization expense of our property and equipment, including capitalized internal-use software, and intangible assets consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$5,343	$4,828	$15,771	$13,913
Sales and marketing	2,513	960	$6,682	2,648
Technology and development	2,081	2,150	$6,459	5,468
General and administrative	1,436	1,257	$4,206	3,262
Total depreciation and amortization expense	$11,373	$9,195	$33,118	$25,291
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
As of March 31, 2025, the property was fully derecognized from our unaudited condensed consolidated balance sheet and no amounts remain to be classified as held for sale as of September 30, 2025.
Note 5. Acquisition
Formation Nation, Inc.
On February 10, 2025, we acquired all of the outstanding equity interests of Formation Nation, Inc. in exchange for a total consideration of $83.0 million consisting of cash, net working capital adjustments and equity consideration comprising 2,205,445 restricted shares of our common stock. The shares are subject to a lock-up and voting agreement, and a portion of the cash consideration is subject to a one-year holdback and customary adjustments. Upon closing of the transaction, Formation Nation and its subsidiaries – including Inc Authority, LLC and Nevada Corporate Headquarters, Inc. – became wholly owned subsidiaries of LegalZoom.
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
The preliminary fair value of consideration transferred is as follows (in thousands):

Cash paid at close	$50,076
Net working capital adjustment	345
Equity consideration	20,048
Deferred cash consideration(1)	12,486
Total consideration transferred	$82,955
(1) Deferred cash consideration includes preliminary adjustments related to sales tax remediation related to Formation Nation’s pre-acquisition revenues.
The fair value of equity issued to the selling shareholder was determined based on the closing price of the Company’s common stock immediately prior to acquisition.
Approximately $12.3 million of the consideration was deferred to satisfy any necessary adjustments, including without limitation, indemnification claims related to general representations and warranties, any net working capital adjustments and deferred change in control bonuses. This deferred consideration is expected to be settled in cash after a 12-month holdback period, net of any amounts necessary to satisfy all unsatisfied or disputed claims for indemnification and net working capital adjustments. An additional $0.2 million in consideration is payable in two installments on the one- and two-year anniversary of the acquisition date. The current portion of deferred consideration was included in accrued expenses and other current liabilities and the non-current portion was included in other liabilities on our unaudited condensed consolidated balance sheet based on their respective due dates.
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

The following table summarizes the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$1,953
Accounts receivable	276
Prepaid expenses and other current assets	257
Operating lease right-of-use assets	3,884
Other assets	80
Intangible assets	17,300
Deferred tax assets(1)	1,891
Goodwill	76,824
Total assets acquired	$102,465

Accounts payable	$535
Accrued expenses and other current liabilities(2)	5,889
Operating lease liabilities, current and non-current	3,504
Deferred revenue	9,582
Net assets acquired	$82,955
(1) The deferred tax assets above include measurement period adjustments for the release of the valuation allowance related to Formation Nation’s net operating losses.
(2) The accrued expenses and other current liabilities above include preliminary measurement period adjustments for sales tax remediation related to Formation Nation’s pre-acquisition revenues.
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
Results of Formation Nation, inclusive of any synergy effects, cross-selling, or cross-marketing benefits, have been included within the unaudited condensed consolidated financial statements since February 10, 2025, the date of the acquisition. Revenue and net loss attributable to Formation Nation included within the unaudited condensed consolidated statements of operations since the acquisition date were approximately $14.7 million and $1.4 million, respectively, for the three months ended September 30, 2025 and $35.9 million and $4.0 million, respectively, for the nine months ended September 30, 2025.
Pro forma revenues and results of operations for this acquisition have not been presented as the impact on our unaudited condensed consolidated financial statements would be immaterial.
Note 6. Long-term Debt
On July 2, 2021, we entered into an amended and restated credit and guaranty agreement, or the Revolving Facility, providing for revolving borrowings of up to $150.0 million with an availability period of five years. Under the Revolving Facility, we can use up to $20.0 million in letters of credit and up to $10.0 million in borrowings on same-day notice, referred to as swingline loans. In addition, on May 5, 2023, we entered into an amendment to the Revolving Facility to replace the LIBOR interest rate benchmark with the Secured Overnight Financing Rate, or SOFR, benchmark, with a 0.10% credit spread adjustment to the SOFR benchmark, or Adjusted Term SOFR, for all available interest periods, provided that if the Adjusted Term SOFR is less than zero, the Adjusted Term SOFR shall be deemed to be zero. Other than the foregoing, the remaining terms of the Revolving Facility remained unchanged.
On July 14, 2025, we entered into a second amendment to the Revolving Facility, or, as amended, the Amended Revolving Facility, which reduced the revolving loan commitment from $150.0 million to $100.0 million and extended the maturity date from July 2, 2026 to July 14, 2030. The terms of available letters of credit and swingline loans remained unchanged. In addition, the Amended Revolving Facility added additional reductions to the existing interest rate margins and the commitment fee upon achieving a total net lien leverage ratio of 1.00 to 1.00 and also removes the 0.10% credit spread adjustment to the SOFR benchmark for all available interest periods. As a result of the Amended Revolving Facility, we incurred $0.8 million of incremental deferred issuance costs. Those costs were capitalized in other assets in the unaudited condensed consolidated balance sheets and are amortized straight-line over the term of Amended Revolving Facility. In connection with the Amended Revolving Facility, we performed an extinguishment versus modification assessment on a lender-by-lender basis resulting in the write-off of an insignificant amount of unamortized debt issuance costs under Revolving Facility, included in other (expense) income, net in the unaudited condensed consolidated statement of operations.
Borrowings under the Amended Revolving Facility bear interest at a rate per annum equal to either (a) the SOFR plus a margin ranging from 2.00% to 1.25% or (b) a margin ranging from 1.00% to 0.25% plus the highest of (i) the administrative agent’s prime rate, (ii) the Federal Funds rate plus 0.50% or (iii) one-month Term SOFR plus 1%. The interest rate margins under the Amended Revolving Facility are subject to a reduction of 0.25% upon achieving total net first lien leverage ratios of 3.50 to 1.00 and further reductions of 0.25% upon achieving total net first lien leverage ratios of 2.50 to 1.00 and 1.00 to 1.00, respectively. We are required to pay a commitment fee in respect of unutilized commitments under the Amended Revolving Facility. The commitment fee is, initially, 0.35% per annum. The commitment fee is subject to a reduction of 0.10% if the total net first lien leverage ratio does not exceed 3.50 to 1.00 and an additional 0.05% upon achieving a total first lien leverage ratio of 1.00 to 1.00. We are also required to pay customary letter of credit fees and agency fees. We have the option to voluntarily repay outstanding loans under the Amended Revolving Facility at any time without premium or penalty, other than customary “breakage” costs with respect to SOFR loans. There is no scheduled amortization under the Amended Revolving Facility. Any principal amount outstanding is due and payable in full at maturity, five years from the closing date of the Amended Revolving Facility. Obligations under the Amended Revolving Facility are guaranteed by our existing and future direct and indirect material wholly-owned domestic subsidiaries, subject to certain exceptions. The Amended Revolving Facility is secured by a first-priority security interest in substantially all of our assets, subject to certain exceptions.
The Amended Revolving Facility contains a number of covenants that, among other things, subject to certain exceptions, restrict our ability and the ability of our restricted subsidiaries to incur additional indebtedness and guarantee indebtedness; create or incur liens; pay dividends and distributions or repurchase capital stock; merge, liquidate and make asset sales; change lines of business; change our fiscal year; incur restrictions on our subsidiaries’ ability to make distributions and create liens; modify our organizational documents; make investments, loans and advances; and enter into certain transactions with affiliates.
The Amended Revolving Facility requires compliance with a total net first lien leverage ratio not to exceed 4.50 to 1.00, or the Financial Covenant. The Financial Covenant will be tested at quarter-end only if the total principal amount of all revolving loans, swingline loans and drawn letters of credit that have not been reimbursed exceeds 35% of the total commitments under the Amended Revolving Facility on the last day of such fiscal quarter.
At September 30, 2025 and December 31, 2024, we had no amounts outstanding under our Amended Revolving Facility or Revolving Facility, respectively, or any outstanding letters of credit and we were in compliance with all financial covenants.
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
During the three months ended September 30, 2025, using Rule 10b5-1 plans, we repurchased a total of 1.8 million shares of our common stock through open market purchases at an average per share price of $9.91 for a total repurchase of $17.6 million including broker commissions. During the nine months ended September 30, 2025, we repurchased a total of 4.0 million shares of our common stock through open market purchases at an average per share price of $9.59 for a total repurchase of $38.0 million including broker commissions. The repurchases were recorded as a reduction to stockholders’ equity in the unaudited condensed consolidated balance sheets. Approximately $112.0 million remained available for future repurchases of our common stock under the stock repurchase program as of September 30, 2025.
The Inflation Reduction Act of 2022, enacted in August 2022, imposed a 1% non-deductible excise tax on net repurchases of shares by domestic corporations whose stock is traded on an established securities market. Consequently, this excise tax is applicable to shares of stock repurchased pursuant to our stock repurchase program beginning in 2023 and represents a cost of the repurchases of our common stock. We have not recognized an excise tax liability as of September 30, 2025 because the fair market value of the stock issuances exceeded the fair market value of the stock repurchases during the nine months ended September 30, 2025.
Note 9. Stock-based Compensation
Stock-based Compensation Expense
We recorded stock-based compensation expense in the following categories in the accompanying unaudited condensed consolidated statements of operations and balance sheets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$1,421	$1,165	$4,159	$4,505
Sales and marketing	4,445	1,864	12,685	5,349
Technology and development	2,893	6,179	11,575	18,407
General and administrative	$19,610	$6,507	$60,344	$21,225
Total stock-based compensation expense	28,369	15,715	88,763	49,486
Amount capitalized to internal-use software	1,334	1,536	4,253	4,580
Total stock-based compensation	$29,703	$17,251	$93,016	$54,066

Restricted Stock Units and Performance Stock Units
During the nine months ended September 30, 2025, we granted 6.2 million restricted stock units, or RSUs, with a total grant date fair value of $61.2 million to various employees. RSUs are measured based on the fair market value of the underlying stock on the date of grant and recognized as expense over the requisite service period.
During the nine months ended September 30, 2024, we granted 2.5 million RSUs with a performance condition, or PSUs. Vesting of the PSUs is contingent upon the recipient’s continuous employment over the requisite service period and was subject to fulfillment by the Company of a predefined profitability target during the performance period. The number of PSUs subject to vesting was determined at the end of the performance period and could equal zero percent (0%) to two hundred percent (200%) of the target award. If the performance criteria were achieved, one third of the PSUs would vest on the date the compensation committee of the board of directors certified achievement of the performance criteria, and the remaining awards would vest quarterly thereafter through February 2027. These PSU awards also included a modifier to the total number of shares earned based on the Company’s total shareholder return, or TSR, compared to the TSR of the Nasdaq Composite Index during the performance period. The total number of shares issued pursuant to the PSU award could be increased, decreased, or remain unchanged based on the TSR modifier. The TSR modifier applicable to the PSUs was considered a market condition and therefore is reflected in the respective grant-date fair values of the awards. A Monte Carlo simulation was used to account for this market condition in the grant-date fair value of the awards. Expense related to the PSUs is recognized over the employee’s requisite service period using graded vesting attribution method to the extent it is probable that the performance conditions will be achieved. During the nine months ended September 30, 2025, our compensation committee certified achievement of the predefined profitability target during the performance period. In addition, no additional awards were granted as a result of the TSR modifier. We recognized $1.2 million and $2.9 million during the three months ended September 30, 2025 and 2024, respectively, and $5.1 million and $6.4 million during the nine months ended September 30, 2025 and 2024, respectively, in stock-based compensation expense related to these awards.
In July 2024, we granted 2.7 million RSUs with a market vesting condition. Vesting of this award is contingent upon the recipient’s continuous employment over the requisite service period and is subject to achievement of predetermined stock price targets during a five-year performance period. Achievement of the predetermined stock price targets is measured based on a 45-trading day volume weighted-average closing price of our common stock, subject to a 44-day extension in certain circumstances. The number of RSUs subject to vesting during the performance period may equal zero percent (0%) to two hundred percent (200%) of the target award. Upon the achievement of a stock price target during the performance period, one-half of the eligible RSUs will vest on the date the compensation committee of the board of directors certifies achievement of the stock price target and the other half will vest one year from such date, subject to the recipient’s continued employment through the vesting date. We recognized $2.4 million during the three months ended September 30, 2025 and 2024, respectively and $7.4 million and $2.4 million, respectively, during the nine months ended September 30, 2025 and 2024, respectively, in stock-based compensation expense related to these awards.
In November 2024, we also granted 2.4 million RSUs with a market vesting condition to members of our senior leadership team. The grant date fair value of these RSUs at 100% of the target was $12.6 million. The weighted-average grant-date fair value per share of the RSUs granted was $5.30. The fair value of the RSUs was estimated using the Monte Carlo simulation model on the date of the grant. Vesting of this award is contingent upon the recipient’s continuous employment over the requisite service period and is subject to achievement of predetermined stock price targets during a three-year performance period, subject to certification by the compensation committee of the board of directors. Achievement of the predetermined stock price targets is measured based on the trailing 30-trading day volume weighted average closing stock price of our common stock subject to a 29-day extension in certain circumstances. The number of RSUs subject to vesting during the performance period may equal zero percent (0%) to four hundred percent (400%) of the target award. If the compensation committee of the board of directors certifies achievement of a stock price target prior to November 15, 2025, the eligible shares will vest in full and become non-forfeitable on November 15, 2025. If the compensation committee of the board of directors certifies achievement of a stock price target on or subsequent to November 15, 2025, 100% of the eligible shares will vest and become non-forfeitable immediately on the date of certification by the compensation committee of the board of directors. We recognized $11.0 million during the three months ended September 30, 2025, and $32.6 million during the nine months ended September 30, 2025, in stock-based compensation expense related to these awards.
Note 10. Income Taxes
We recorded a provision for income taxes of $3.9 million and $9.1 million for the three and nine months ended September 30, 2025, respectively. We recorded a provision for income taxes of $8.2 million and $13.5 million for the three and nine months ended September 30, 2024, respectively. The effective tax rate for the three months ended September 30, 2025 and 2024 was 46% and 43%, respectively. The effective tax rate for the nine months ended September 30, 2025 and 2024 was 49% and 44%, respectively. The difference from the federal statutory rate of 21% is primarily due to the recognition of significant non-deductible stock-based compensation and other discrete adjustments.
Gross unrecognized tax benefits were $16.4 million and $13.4 million as of September 30, 2025 and December 31, 2024, respectively. The gross unrecognized tax benefits, if recognized by us, will result in a reduction of approximately $15.8 million, excluding interest and penalties, to the provision for income taxes, thereby favorably impacting our effective tax rate. Our policy is to recognize interest and penalties related to income tax matters in income tax expense. For the periods presented, interest and penalties related to income tax positions were not material to our unaudited condensed consolidated financial statements.
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
On July 4, 2025, H.R. 1, the One Big Beautiful Bill Act, or OBBBA, was enacted. The OBBBA includes provisions related to bonus depreciation, provisions related to domestic research and development expenses as well as modifications to the business interest expense limitation calculation. Beginning in 2025, the OBBBA provides an elective deduction for domestic research and development expenses. As a result of incorporating these updated provisions into our income tax provision for the three and nine months ended September 30, 2025 we recorded a decrease to our deferred tax assets with no material changes to our effective tax rate. We are currently assessing the impact of OBBBA to our consolidated financial statements for the year ending December 31, 2025.
Note 11. Net Income Per Share
The following table shows the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income	$4,509	$11,051	$9,370	$17,109
Denominator:
Weighted-average common stock used in computing net income per share — basic	180,057	174,862	179,231	182,551
Effect of potentially dilutive securities
Options to purchase common stock	84	114	56	986
RSUs	6,523	1,377	6,009	1,827
Employee stock purchase plan	67	—	33	10
Weighted-average common stock used in computing net income per share — diluted	186,731	176,353	185,329	185,374
Net income per share — basic	$0.03	$0.06	$0.05	$0.09
Net income per share — diluted	$0.02	$0.06	$0.05	$0.09

The following table presents the number of stock options, RSUs, and PSUs, excluded from the calculation of diluted net income per share because they are anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Options to purchase common stock	2,828	17,443	4,992	10,308
RSUs(1)	14,734	17,224	18,221	10,798
Employee stock purchase plan	36	108	28	48
Total	17,598	34,775	23,241	21,154

(1) For the three and nine months ended September 30, 2025, anti-dilutive RSUs include RSU awards with a market vesting condition granted in July 2024 and reflected at 200% of target and RSU awards with a market vesting condition granted in November 2024 and reflected at 275% of target. RSU awards with a market vesting condition granted in April 2025 that were previously reflected as anti-dilutive at 400% of target were forfeited during the three months ended September 30, 2025.
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
At September 30, 2025, our financial assets recorded at fair value on a recurring basis consist of cash equivalents. At December 31, 2024, our financial assets recorded at fair value on a recurring basis consist of cash equivalents and available-for-sale debt security. The cash equivalents consist of money market funds valued using quoted prices in active markets, which represents Level 1 inputs in the fair value hierarchy.

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
The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	As of September 30, 2025
	Level 1	Level 2	Level 3
Money market funds	191,609	—	—
Total assets	$191,609	$—	$—

	As of December 31, 2024
	Level 1	Level 2	Level 3
Available-for-sale debt security	$—	$—	$1,377
Money market funds	114,690	—	—
Total assets	$114,690	$—	$1,377

Note 13. Segment Information
Our Chief Executive Officer, as the CODM, organizes our company, manages resource allocations, and measures performance on the basis of one operating segment on a consolidated basis. The accounting policies of our operating segment are the same as those described in Note 2, Summary of Significant Accounting Policies. The CODM assesses performance for the segment and decides how to allocate resources based on net income that also is reported on the accompanying unaudited condensed consolidated statements of operations as consolidated net income. The measure of segment assets is reported on the unaudited condensed consolidated balance sheets as total assets.
The CODM uses net income to evaluate income generated from segment assets in making key operating and segment resource allocation decisions, such as investments in new product development. Net income is also used to monitor budget versus actual results.
Our one reportable segment provides an online platform for business formation in the U.S. and, as described in Note 2, Summary of Significant Accounting Policies, generates revenue from customized legal document services and subscriptions offered to our customers. Revenue outside of the U.S., based on the location of the customer, represented less than 1% of our revenue for the nine months ended September 30, 2025 and 2024. Our property and equipment located outside of the U.S. were immaterial as of September 30, 2025 and 2024.
The following table summarizes financial information by reportable segment regularly provided to the CODM (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Transaction revenue	$64,799	$57,879	$204,263	$192,733
Subscription revenue	125,359	110,720	361,514	327,442
Total revenue	190,158	168,599	565,777	520,175
Less:
Filings fees	24,214	18,493	76,752	65,243
Other cost of revenue, excluding depreciation, amortization and stock-based compensation	31,293	30,229	99,547	103,047
Customer acquisition marketing	44,227	33,975	135,156	121,657
Other sales and marketing, excluding depreciation, amortization and stock-based compensation	16,650	9,488	44,270	30,516
Technology and development, excluding depreciation, amortization and stock-based compensation	14,511	14,850	44,408	49,059
General and administrative, excluding depreciation, amortization, stock-based compensation, and restructuring	12,940	14,468	44,887	46,743
Stock-based compensation	28,369	15,715	88,763	49,486
Depreciation and amortization	11,373	9,195	33,118	25,291
Interest income	(2,139)	(1,345)	(5,691)	(6,547)
Interest expense	152	72	499	245
Restructuring(1)	88	5,917	854	6,663
Other segment items(2)	102	(1,741)	(897)	(1,845)
Provision for income taxes	3,869	8,232	9,078	13,508
Gain on sale of assets held for sale	—	—	(14,337)	—
Segment net income	4,509	11,051	9,370	17,109

Reconciliation of profit or loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Adjustments and reconciling items	$—	$—	$—	$—
Consolidated net income	$4,509	$11,051	$9,370	$17,109
(1) For 2025 and 2024, restructuring costs related to the reduction of our U.S. headcount.
(2) Other segment items included in segment net income primarily consist of foreign currency gains or losses related to our intercompany loans which were denominated in British Pound Sterling and included in other income, net on the unaudited condensed consolidated statements of operations.

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
Overview
LegalZoom is a leading online platform for legal services, transforming how individuals and small businesses navigate the legal system. By combining intuitive technology with access to experienced attorneys—whether through our vast independent attorney network or the LegalZoom-owned law firm—we offer the tools and guidance people need to confidently manage everything from business formation and compliance to estate planning and ongoing legal support. We operate across all 50 states and in over 3,000 counties in the U.S. With over two decades of experience and millions of customers served, LegalZoom helps individuals and small businesses navigate legal needs with confidence.
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
•Our share of small and medium-sized businesses (SMBs). In the three and nine months ended September 30, 2025 and 2024, business formations represented the largest share of our total transaction orders. Business formations act as an entrance point for many customers to the LegalZoom ecosystem, where they then often purchase a mix of transaction and subscription offerings alongside and after the initial formation transaction. In addition, we are expanding our go-to-market strategy to focus on new and established business, which we believe will decrease our dependency on business formations over time. As a result, our operating results depend on the continuation of new business formations in the U.S. and even more so, on our ability to increase our share of new business formations and to attract existing businesses to our platform.
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
•Ability to integrate augmented legal expertise. We believe that the future of legal and small business services involves a combination of AI and human expertise. We aim to utilize AI to drive efficiency and scale, while relying on our team of business advisors and our independent network of attorneys to provide the judgment and trust that customers need. The extent to which we are able to combine AI with our human expertise in order to drive cost efficiencies and increase the consumption of our do-it-for-me offerings will impact our future results of operations.
Key Business Metrics
In addition to the measures presented in our unaudited condensed consolidated financial statements, we regularly monitor the financial and operating metrics below to evaluate the growth of our business, measure the effectiveness of our marketing efforts, identify trends, formulate financial forecasts and make strategic decisions. For the three and nine months ended September 30, 2025, Formation Nation is included in the key business metrics below starting on February 10, 2025, the date we acquired Formation Nation. Prior periods have not been recast.
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
The below table sets forth the number of business formations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Number of business formations	126	113	388	386
We experienced a 12% and 1% increase in business formation transactions during the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024. The increase in business formation transactions during the three and nine months ended September 30, 2025 was primarily due to formations driven by our Formation Nation acquisition. We are unable to provide overall U.S. business formations for the three and nine months ended September 30, 2025 due to the current government shutdown.
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
The below table sets forth the number of transactions for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Number of transactions	259	255	878	883
We experienced a 2% increase in the number of transactions during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase resulted primarily from the inclusion of transactions from our Formation Nation acquisition and an increase in Annual Report filings, partially offset by the decline in beneficial ownership information report filings following a

Financial Crimes Enforcement Network (FinCEN) ruling on March 21, 2025 that eliminated this filing requirement for U.S. companies.
We experienced a 1% decrease in the number of transactions during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease resulted primarily from the decline in beneficial ownership information report filings following a FinCEN ruling on March 21, 2025 that eliminated this filing requirement for U.S. companies, partially offset by the inclusion of transactions from our Formation Nation acquisition and an increase in Annual Report filings.
Average order value
We define average order value for a given period as total transaction revenue divided by total number of transactions in such period. We consider average order value to be an important metric given that it indicates how much customers are spending on average on our platform per transaction.
The below table sets forth the average order value for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Average order value	$251	$227	$233	$218
Average order value increased 11% and 7% for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024. The increase for both the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 was primarily driven by a decrease in the volume of lower-value beneficial ownership information report filings.
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
The below table sets forth the number of subscription units as of September 30, 2025 and 2024:

	As of September 30,
	2025	2024
	(in thousands)
Number of subscription units	1,959	1,717
We achieved a 14% increase in subscription units from September 30, 2024 to September 30, 2025, primarily driven by an increase in accounting solutions and legal advisory subscriptions from the bundling of these products into business formation offerings, as well as an increase in Virtual Mail subscriptions and the inclusion of subscription units from our Formation Nation acquisition. These increases were partially offset by the prior discontinuation of new customer acquisition for our tax offering.
On a sequential basis, the number of subscription units as of September 30, 2025 was flat from 1,955 thousand subscription units as of June 30, 2025.
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
The below table sets forth ARPU as of September 30, 2025 and 2024:

	As of September 30,
	2025	2024
Average revenue per subscription unit	$256	$264
ARPU decreased 3% as of September 30, 2025 compared to September 30, 2024 driven primarily by a shift in mix towards our lower priced subscription offerings, including forms and e-signature, accounting solutions, and legal advisory subscriptions, due to the bundling of these products into certain business formation offerings.
On a sequential basis, ARPU as of September 30, 2025 remained flat compared to June 30, 2025.
Annual small business retention rate
We define annual small business retention rate as the percentage of small business subscription units active as of the last day of the quarter one year ago that were still active subscriptions 12 months later. Small business subscription units represent our subscriptions targeted at our small business customers and include subscriptions for our registered agent and compliance services, our tax solution, our virtual mail, forms and eSignature solutions and our small business legal advisory plan, and exclude subscriptions from our enterprise customers, our prior operations in the U.K. and our consumer legal advisory plan. Annual small business retention rate includes both monthly and annual subscription units and reflects all subscription unit attrition, including as a result of actual business failures of certain of our customers. Our annual small business retention rate as of September 30, 2025 was approximately 57%, which was impacted by the anniversarying of the bundling of annual forms and e-signature subscriptions into certain business formation offerings, which are typically lower retaining.
The annual small business retention rate as of September 30, 2025 does not include the impact of Formation Nation, as we had no active Formation Nation subscriptions on the last day of the quarter one year ago.
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
Other (expense) income, net
Other (expense) income, net consists of realized and unrealized foreign currency gains and losses as well as the loss on debt extinguishment related to the Amended Revolving Facility.
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

Results of Operations
The following table sets forth our unaudited condensed consolidated statement of operations data for each of the periods indicated. The period-to-period comparison of financial results should not be considered as a prediction or indicative of our future results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Revenue	$190,158	$168,599	$565,777	$520,175
Cost of revenue(1)(2)	62,271	54,715	196,229	186,708
Gross profit	127,887	113,884	369,548	333,467
Operating expenses:
Sales and marketing(1)(2)	67,835	46,287	198,793	160,170
Technology and development(1)(2)	19,485	23,179	62,442	72,934
General and administrative(1)(2)	34,074	28,149	110,291	77,893
Gain on sale of assets held for sale	—	—	(14,337)	—
Total operating expenses	121,394	97,615	357,189	310,997
Income from operations	6,493	16,269	12,359	22,470
Interest expense	(152)	(72)	(499)	(245)
Interest income	2,139	1,345	5,691	6,547
Other (expense) income, net	(102)	1,741	897	1,845
Income before income taxes	8,378	19,283	18,448	30,617
Provision for income taxes	3,869	8,232	9,078	13,508
Net income	$4,509	$11,051	$9,370	$17,109
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue	$1,421	$1,165	$4,159	$4,505
Sales and marketing	4,445	1,864	12,685	5,349
Technology and development	2,893	6,179	11,575	18,407
General and administrative	19,610	6,507	60,344	21,225
Total stock-based compensation expense	$28,369	$15,715	$88,763	$49,486
Stock-based compensation expense increased for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 due to time-based restricted stock units, or RSUs, RSUs with performance and market conditions, and RSUs with market conditions granted to eligible employees and members of our senior leadership team in 2024 and 2025. See Note 9 to our unaudited condensed consolidated financial statements and Note 14 to our consolidated financial statements included in our 2024 Annual Report on Form 10-K for additional information.

(2)Includes depreciation and amortization expense for our property and equipment, including capitalized internal-use software and intangible assets as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue	$5,343	$4,828	$15,771	$13,913
Sales and marketing	2,513	960	6,682	2,648
Technology and development	2,081	2,150	6,459	5,468
General and administrative	1,436	1,257	4,206	3,262
Total depreciation and amortization expense	$11,373	$9,195	$33,118	$25,291
Comparison of the Three Months Ended September 30, 2025 and 2024
Revenue

	Three Months Ended September 30,
	2025	2024	$ change	% change
	(in thousands, except percentages)
Revenue by type
Transaction	$64,799	$57,879	$6,920	12%
Subscription	125,359	110,720	14,639	13%
Total revenue	$190,158	$168,599	$21,559	13%
The increase in total revenue for the three months ended September 30, 2025 was primarily driven by the increases in both subscription and transaction revenue. Subscription revenue was 66% of total revenue for both the three months ended September 30, 2025 and 2024 and transaction revenue was 34% of total revenue for both the three months ended September 30, 2025 and 2024.
Transaction revenue increased 12% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase in transaction revenue for the three months ended September 30, 2025 was primarily due to approximately $9.1 million in revenue from transactions derived from our acquisition of Formation Nation in February 2025 and an increase in revenue from Annual Report and Trademark filings, partially offset by a decline in beneficial ownership information report revenue due to the FinCEN ruling on March 21, 2025 that eliminated this filing requirement for U.S. companies.
Subscription revenue increased 13% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This increase was primarily due to approximately $5.6 million in revenue from subscriptions derived from our acquisition of Formation Nation in February 2025, a 10% increase in revenue earned from our compliance-related subscriptions, an increase in revenue from our Virtual Mail offering, and revenue earned from the 1-800 Accountant partnership entered into in December 2024.
Cost of revenue

	Three Months Ended September 30,
	2025	2024	$ change	% change
	(in thousands, except percentages)
Cost of revenue	$62,271	$54,715	$7,556	14%
Cost of revenue for the three months ended September 30, 2025 increased by $7.6 million primarily due to a $5.7 million increase in filing fees driven by the acceleration in fulfillment for certain services, a $0.8 million increase in other cost of service primarily related to Formation Nation, a $0.5 million increase in depreciation and amortization expense, and a $0.4 million increase in third party fees for customer fulfillment services. These increases were partially offset by a $0.3 million decrease in payroll and related benefits, largely due to a decrease in average headcount.
Gross profit

	Three Months Ended September 30,
	2025	2024	$ change	% change
	(in thousands, except percentages)
Gross profit	$127,887	$113,884	$14,003	12%
Gross profit for the three months ended September 30, 2025 increased by $14.0 million compared to three months ended September 30, 2024 due to a $21.6 million increase in revenue and a $7.6 million increase in cost of revenue.
Sales and marketing

	Three Months Ended September 30,
	2025	2024	$ change	% change
	(in thousands, except percentages)
Sales and marketing	$67,835	$46,287	$21,548	47%
Sales and marketing expenses for the three months ended September 30, 2025 increased by $21.5 million primarily due to a $10.3 million increase in customer acquisition marketing spend. Customer acquisition marketing spend was $44.2 million and $34.0 million for the three months ended September 30, 2025 and 2024, respectively, primarily due to lower performance marketing spend during the three months ended September 30, 2024. Additionally, there was a $9.0 million increase in payroll and related benefits largely due to an increase in sales and marketing headcount, and a $1.6 million increase in depreciation and amortization.
Technology and development

	Three Months Ended September 30,
	2025	2024	$ change	% change
	(in thousands, except percentages)
Technology and development	$19,485	$23,179	$(3,694)	(16%)
Technology and development expenses for the three months ended September 30, 2025 decreased primarily due to a decrease in payroll and related benefits largely due to a decrease in technology and development headcount.
General and administrative

	Three Months Ended September 30,
	2025	2024	$ change	% change
	(in thousands, except percentages)
General and administrative	$34,074	$28,149	$5,925	21%
General and administrative expenses for the three months ended September 30, 2025 increased by $5.9 million compared to the three months ended September 30, 2024. The increase was primarily due to a $13.1 million increase in stock-based compensation expense due to time-based RSUs, RSUs with performance and market conditions, and RSUs with market conditions granted to eligible employees and members of our senior leadership team in 2024. These increases were partially offset by a $5.8 million decrease in restructuring costs and a $1.9 million decrease in external consulting costs compared to the three months ended September 30, 2024.

Interest expense

	Three Months Ended September 30,
	2025	2024	$ change	% change
	(in thousands, except percentages)
Interest expense	$(152)	$(72)	$(80)	111%
Interest expense consists primarily of amortization of debt issuance costs related to our Amended Revolving Facility.
Interest income

	Three Months Ended September 30,
	2025	2024	$ change	% change
	(in thousands, except percentages)
Interest income	$2,139	$1,345	$794	59%
The change in interest income was primarily due to interest income generated from our money market investments during the three months ended September 30, 2025.
Other (expense) income, net

	Three Months Ended September 30,
	2025	2024	$ change	% change
	(in thousands, except percentages)
Other (expense) income, net	$(102)	$1,741	$(1,843)	N/A
The change in other (expense) income, net, between 2025 and 2024 was primarily due to the write down of certain intercompany loans during 2024 which were denominated in British Pound Sterling as well as the loss on debt extinguishment during 2025 related to our Amended Revolving Facility.
Provision for income taxes

	Three Months Ended September 30,
	2025	2024	$ change	% change
	(in thousands, except percentages)
Provision for income taxes	$3,869	$8,232	$(4,363)	(53%)
Effective tax rate	46%	43%
There was a $4.4 million decrease in the provision for income taxes for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The change was primarily due to lower pre-tax income and increased excess tax benefits from stock-based compensation for the three months ended September 30, 2025.

Comparison of the Nine Months Ended September 30, 2025 and 2024
Revenue

	Nine Months Ended September 30,
	2025	2024	$ change	% change
	(in thousands, except percentages)
Revenue by type
Transaction	$204,263	$192,733	$11,530	6%
Subscription	361,514	327,442	$34,072	10%
Total revenue	$565,777	$520,175	$45,602	9%
The increase in total revenue for the nine months ended September 30, 2025 was primarily driven by an increase in subscription revenue. Subscription revenue was 64% and 63% of total revenue for the nine months ended September 30, 2025 and 2024, respectively, and transaction revenue was 36% and 37% of total revenue for the nine months ended September 30, 2025 and 2024, respectively.
Transaction revenue increased 6% year-over-year for the nine months ended September 30, 2025 primarily due to approximately $23.4 million in revenue from transactions derived from our acquisition of Formation Nation in February 2025 and an increase in revenue from Annual Report and Trademark filings, partially offset by a decline in beneficial ownership information report revenue due to the FinCEN ruling on March 21, 2025 that eliminated this filing requirement for U.S. companies.
Subscription revenue increased 10% year-over-year for the nine months ended September 30, 2025 primarily due to approximately $12.5 million in revenue from subscriptions derived from our acquisition of Formation Nation in February 2025, as well as a 7% increase in revenue from our compliance-related subscriptions, an increase in revenue from our Virtual Mail offering, and revenue earned from the 1-800 Accountant partnership entered into in December 2024, partially offset by our prior discontinuation of new customer acquisition for our tax offering.
Cost of revenue

	Nine Months Ended September 30,
	2025	2024	$ change	% change
	(in thousands, except percentages)
Cost of revenue	$196,229	$186,708	$9,521	5%
Cost of revenue for the nine months ended September 30, 2025 increased by $9.5 million mainly due to a $11.5 million increase in filing fees, primarily due to our acquisition of Formation Nation, a $3.1 million increase in third party fees for customer fulfillment services, a $2.1 million increase in other cost of service primarily related to acquisition of Formation Nation, and a $1.9 million increase in depreciation and amortization expense. These increases were partially offset by an $8.6 million decrease in payroll and related benefits due to a decrease in average headcount.
Gross profit

	Nine Months Ended September 30,
	2025	2024	$ change	% change
	(in thousands, except percentages)
Gross profit	$369,548	$333,467	$36,081	11%
The increase in gross profit was driven by an $45.6 million increase in revenue partially offset by a $9.5 million increase in cost of revenue.

Sales and marketing

	Nine Months Ended September 30,
	2025	2024	$ change	% change
	(in thousands, except percentages)
Sales and marketing	$198,793	$160,170	$38,623	24%
Sales and marketing expenses for the nine months ended September 30, 2025 increased by $38.6 million largely due to a $14.0 million increase in payroll and related benefits resulting from an increase in sales and marketing headcount primarily related to our Formation Nation acquisition, a $13.5 million increase in customer acquisition marketing spend due to lower performance marketing spend during the nine months ended September 30, 2024, a $7.3 million increase in stock-based compensation expense, and a $4.0 million increase in depreciation and amortization expense. Customer acquisition marketing spend was $135.2 million and $121.7 million for the nine months ended September 30, 2025 and 2024, respectively.
Technology and development

	Nine Months Ended September 30,
	2025	2024	$ change	% change
	(in thousands, except percentages)
Technology and development	$62,442	$72,934	$(10,492)	(14%)
Technology and development expenses for the nine months ended September 30, 2025 decreased by $10.5 million primarily due to a decrease in payroll and related benefits largely due a decrease in technology and development headcount.
General and administrative

	Nine Months Ended September 30,
	2025	2024	$ change	% change
	(in thousands, except percentages)
General and administrative	$110,291	$77,893	$32,398	42%
General and administrative expenses for the nine months ended September 30, 2025 increased by $32.4 million primarily due to an increase of $39.1 million in stock-based compensation expense due to time-based RSUs, RSUs with performance and market conditions, and RSUs with market conditions granted to eligible employees and members of our senior leadership team in 2024. These increases were partially offset by $5.8 million decrease in restructuring costs compared to the three months ended September 30, 2024.
Gain on sale of assets held for sale

	Nine Months Ended September 30,
	2025	2024	$ change	% change
	(in thousands, except percentages)
Gain on sale of assets held for sale	$(14,337)	$—	$(14,337)	N/A
Gain on sale of assets held for sale for the nine months ended September 30, 2025 was $14.3 million due to the sale of our operational headquarters on March 31, 2025.

Interest expense

	Nine Months Ended September 30,
	2025	2024	$ change	% change
	(in thousands, except percentages)
Interest expense	$(499)	$(245)	$(254)	104%
Interest expense consists primarily of amortization of debt issuance costs related to our Revolving Facility as well as our Amended Revolving Facility.
Interest income

	Nine Months Ended September 30,
	2025	2024	$ change	% change
	(in thousands, except percentages)
Interest income	$5,691	$6,547	$(856)	(13%)
The change in interest income, was primarily due to interest income generated from our money market investments during the nine months ended September 30, 2025.
Other income, net

	Nine Months Ended September 30,
	2025	2024	$ change	% change
	(in thousands, except percentages)
Other income, net	$897	$1,845	$(948)	(51%)
The change in other income, net, between 2025 and 2024 was primarily due to the write down of our intercompany loans during 2024 which were denominated in British Pound Sterling, or GBP.
Provision for income taxes

	Nine Months Ended September 30,
	2025	2024	$ change	% change
	(in thousands, except percentages)
Provision for income taxes	$9,078	$13,508	$(4,430)	(33%)
Effective tax rate	49%	44%
There was a $4.4 million favorable change in the provision for income taxes for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The change was primarily due to lower pre-tax income and increased excess tax benefits from stock-based compensation for the nine months ended September 30, 2025.
Liquidity and Capital Resources
Overview
We fund our operations and capital expenditures from cash flows from operating activities. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes. At September 30, 2025, our principal sources of liquidity were cash and cash equivalents of $237.2 million, which consisted of cash on deposit with banks and money market funds, of which approximately $4.3 million related to our foreign subsidiaries. Our cash and cash equivalents increased by $95.1 million from December 31, 2024 to September 30, 2025, primarily as a result of proceeds from stock option exercises primarily by former executive officers in the first quarter of 2025, proceeds from the sale of a property held for sale, and cash provided by operating activities, partially offset by cash paid for the acquisition of Formation Nation, repurchases of common stock, and purchases of property and equipment.
We currently anticipate that our available cash, cash equivalents and cash provided by operating activities will be sufficient to meet our operational cash needs for at least the next twelve months and in the foreseeable future. We have the ability to supplement our liquidity needs with borrowings under our Amended Revolving Facility.
We have historically considered the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested, and accordingly no taxes have been provided on such earnings. We continue to evaluate our plans for reinvestment or repatriation of unremitting foreign earnings. We have not repatriated funds to the U.S. to satisfy domestic liquidity needs, nor do we anticipate the need to do so. If we determine that all or a portion of our foreign earnings are no longer indefinitely reinvested, we may be subject to foreign withholding taxes and U.S. state income taxes.
In October 2023, our board of directors approved a stock repurchase program authorizing repurchases of our common stock with no fixed expiration. In May 2025, our board of directors approved a $100.0 million increase in our stock repurchase program, bringing the aggregate amount authorized to $315.0 million. Approximately $112.0 million remained available for future repurchases under the stock repurchase program as of September 30, 2025. For additional information regarding our stock repurchase program, refer to Note 8 to our unaudited condensed consolidated financial statements.
Borrowings
Revolving Facility
On July 2, 2021, we entered into a $150.0 million amended and restated credit and guaranty agreement with JPMorgan Chase Bank, N.A., as the administrative agent. On July 14, 2025, we entered into an amendment to the amended and restated credit and guaranty agreement that, among other things, decreased the revolving loan commitments to $100.0 million and extended the maturity date of the revolving loan commitments to July 14, 2030. We refer to the amended and restated credit and guaranty agreement, as amended from time to time, as the Amended Revolving Facility. The Amended Revolving Facility provides for the issuance of up to $20.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, in an amount of up to $10.0 million. As of September 30, 2025, we had no borrowings outstanding and $100.0 million was available for use under our Amended Revolving Facility.
Subject to the satisfaction of certain criteria, we will be able to increase the Amended Revolving Facility by an amount equal to the sum of (i) the greater of $90.0 million and 75% of consolidated last twelve months cash earnings before interest expense, tax, depreciation and amortization, or LTM CEBITDA, plus (ii) unused amounts under the general debt basket (i.e., an amount equal to the greater of $50.0 million and an equivalent percentage of consolidated LTM CEBITDA), plus (iii) an unlimited amount so long as we are in pro forma compliance with the Financial Covenant (as defined below), in each case, with the consent of the lenders participating in the increase.
We are required to pay a commitment fee in respect of unutilized commitments under the Amended Revolving Facility. The commitment fee is, initially, 0.35% per annum. The commitment fee is subject to a reduction of 0.10% if the total net first lien leverage ratio does not exceed 3.50 to 1.00 and an additional reduction of 0.05% if the total first lien leverage ratio does not exceed 1.00 to 1.00. We are also required to pay customary letter of credit fees and agency fees. U.S. dollar borrowings under the Amended Revolving Facility bear interest at a rate per annum equal to, at the borrower’s option, either (a) the Secured Overnight Financing Rate, or Term SOFR, plus a margin ranging from 2.00% to 1.25% or (b) a margin ranging from 1.00% to 0.25% plus the highest of (i) the administrative agent’s prime rate, (ii) the Federal Funds rate plus 0.50% or (iii) one-month Term SOFR plus 1%. The interest rate margins under the Amended Revolving Facility are subject to one reduction of 0.25%, a second reduction of 0.25% and further reduction of 0.25% upon achieving total net first lien leverage ratios of 3.50 to 1.00 and 2.50 to 1.00, respectively. There is also an additional reduction of 0.25% upon achieving a total net first lien leverage ratio of 1.00 to 1.00.
We have the option to voluntarily repay outstanding loans at any time without premium or penalty, other than customary “breakage” costs with respect to SOFR loans. There is no scheduled amortization under the Amended Revolving Facility. The principal amount outstanding is due and payable in full at maturity on July 14, 2030.
Obligations under the Amended Revolving Facility are guaranteed by our existing and future direct and indirect material wholly-owned domestic subsidiaries, subject to certain exceptions. The Amended Revolving Facility is secured by a first-priority security interest in substantially all of the assets of the borrower and the guarantors, subject to certain exceptions.

The Amended Revolving Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict our ability and the ability of our restricted subsidiaries to incur additional indebtedness and guarantee indebtedness; create or incur liens; pay dividends and distributions or repurchase capital stock; merge, liquidate and make asset sales; change lines of business; change our fiscal year; incur restrictions on our subsidiaries’ ability to make distributions and create liens; modify our organizational documents; make investments, loans and advances; and enter into certain transactions with affiliates.
The Amended Revolving Facility requires compliance with a total net first lien leverage ratio not to exceed 4.50 to 1.00, or the Financial Covenant. The Financial Covenant will be tested at quarter-end only if the total principal amount of all revolving loans, swingline loans and drawn letters of credit that have not been reimbursed exceeds 35% of the total commitments under the Amended Revolving Facility on the last day of such fiscal quarter.
Cash flows
The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$144,068	$93,053
Net cash used in investing activities	(34,054)	(28,989)
Net cash used in financing activities	(15,031)	(177,332)
Effect of exchange rate changes on cash and cash equivalents	107	26
Net increase (decrease) in cash and cash equivalents	$95,090	$(113,242)
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
In the nine months ended September 30, 2025, cash provided by operating activities was $144.1 million resulting from net income of $9.4 million, adjusted for stock-based compensation and other non-cash expenses of $114.8 million and net cash flows provided by changes in operating assets and liabilities of $19.8 million. The $114.8 million of stock-based compensation and other non-cash expenses resulted primarily from $88.8 million in stock-based compensation expense, $33.1 million in depreciation and amortization expense, and $2.4 million in amortization of right-of-use assets expense, partially offset by a $14.3 million gain on sale of assets held for sale. The $19.8 million of net cash flows provided from changes in our operating assets and liabilities resulted primarily from a $29.5 million increase in deferred revenue largely due to the growth of our subscription units which are predominantly billed in advance of our revenue recognition, partially offset by an $11.7 million increase in accounts receivables and a $0.9 million increase in prepaid and other current assets.
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
In the nine months ended September 30, 2025, net cash used in investing activities was $34.1 million resulting primarily from $48.5 million used for the acquisition of Formation Nation, net of cash acquired, and $24.1 million in purchases of property and equipment, including capitalization of internal-use software, partially offset by $37.1 million in proceeds from the sale of our operational headquarters.

Net cash used in financing activities
Our primary uses of cash in financing activities are for repurchases of common stock and settlements of stock options and RSUs. Net cash provided by financing activities is primarily impacted by exercises of stock options by our employees and issuance of common stock.
In the nine months ended September 30, 2025, net cash used in financing activities was $15.0 million, primarily resulting from $37.6 million in repurchases of common stock pursuant to our stock repurchase program and a $20.0 million settlement of minimum statutory tax withholding upon vesting of RSUs partially offset by $44.7 million in proceeds from the exercise of stock options primarily by former executive officers.
Material Cash Requirements
We believe our current cash and cash equivalents, as well as cash expected to be generated by future operating activities, will be sufficient to meet our material cash requirements for the next twelve months. Our material cash requirements include the below contractual and other obligations:
Commitments
We have non-cancelable agreements with various vendors, which require us to pay $39.3 million over a four-year period, of which $26.2 million remains to be paid as of September 30, 2025.
Lease Obligations
At September 30, 2025, we had various non-cancelable operating leases for office space, which expire between June 2026 and February 2033. As of September 30, 2025, we had total minimum operating lease maturities of $16.6 million, $1.1 million of which mature within three months. See Note 8 of our consolidated financial statements included in our 2024 Annual Report on Form 10-K for additional information regarding our future operating lease payments.
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
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net income adjusted to exclude interest expense, interest income, (benefit from) provision for income taxes, depreciation and amortization, other expense (income), net, stock-based compensation and certain non-recurring income and expenses from time to time. We define Adjusted EBITDA margin as Adjusted EBITDA as a percentage of revenue. We define net income margin as net income as a percentage of revenue based on our unaudited condensed consolidated financial statements.
Adjusted EBITDA is one of the primary performance measures used by our management and our board of directors to understand and evaluate our financial performance and operating trends, including period-to-period comparisons, preparing and approving our annual budget and operational planning. In assessing our performance, we exclude certain expenses that we believe are not comparable period over period or that we believe are not indicative of our underlying operating performance. There are a number of limitations related to the use of Adjusted EBITDA rather than net income, which include that Adjusted EBITDA:
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
The following table presents a reconciliation of net income to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except percentages)
Reconciliation of net income to Adjusted EBITDA
Net income	$4,509	$11,051	$9,370	$17,109
Interest expense	152	72	499	245
Interest income	(2,139)	(1,345)	(5,691)	(6,547)
Provision for income taxes	3,869	8,232	9,078	13,508
Depreciation and amortization	11,373	9,195	33,118	25,291
Other expense (income), net	102	(1,741)	(897)	(1,845)
Stock-based compensation	28,369	15,715	88,763	49,486
Transaction-related expenses(1)	—	—	1,543	—
Gain on sale of assets held for sale	—	—	(14,337)	—
Restructuring costs(2)	88	5,917	854	6,663
Adjusted EBITDA	$46,323	$47,096	$122,300	$103,910
Net income margin	2%	7%	2%	3%
Adjusted EBITDA margin	24%	28%	22%	20%
(1)     For 2025, transaction-related expenses related to our acquisition of Formation Nation.
(2)     For 2025 and 2024, restructuring costs related to the reduction of our U.S. headcount.
Adjusted EBITDA decreased from $47.1 million for the three months ended September 30, 2024 to $46.3 million for the three months ended September 30, 2025. The decrease of $0.8 million resulted primarily from an increase in operating expenses of $15.5 million, excluding non-cash and non-recurring items, and an increase in cost of revenue of $6.8 million, excluding non-cash items, which was partially offset by a $21.6 million increase in revenue.
Adjusted EBITDA increased from $103.9 million for the nine months ended September 30, 2024 to $122.3 million for the nine months ended September 30, 2025. The increase of $18.4 million resulted primarily from an increase in revenue of $45.6 million, which was partially offset by a $8.0 million increase in cost of revenue, excluding non-cash items, and an increase in operating expenses, excluding non-cash and non-recurring items, of $19.2 million.
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

The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable GAAP measure, to free cash flow:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow
Net cash provided by operating activities	$144,068	$93,053
Purchase of property and equipment	(24,144)	(28,989)
Free cash flow	$119,924	$64,064
We experienced an increase in our free cash flow from $64.1 million for the nine months ended September 30, 2024 to $119.9 million for the nine months ended September 30, 2025, primarily due to a $51.0 million increase in net cash provided by operating activities. The increase in net cash provided by operating activities resulted from a $18.6 million favorable change in our operating assets and liabilities, due, in part, to a decrease in cash taxes as a result of elections made under the recently enacted OBBBA, and a $32.3 million increase in net income after adjusting for stock-based compensation and other non-cash items. Free cash flow was also impacted by a $4.8 million decrease in capital expenditures for the purchase of property and equipment, including capitalization of internal-use software.
Critical Accounting Estimates
During the three and nine months ended September 30, 2025, there were no significant changes to our critical accounting estimates compared with those disclosed described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2024 Annual Report on Form 10-K.
Recent Accounting Pronouncements
Refer to Note 2 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further information on certain accounting standards adopted in the period ended September 30, 2025 and recent accounting announcements that have not yet been required to be implemented and may be applicable to our future operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have operations both within the U.S. and, to a lesser extent, in the U.K., and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate fluctuations and foreign currency exchange risks, and to a lesser extent, inflation risk.
Interest rate fluctuation risk
At September 30, 2025 and December 31, 2024, we had cash and cash equivalents of $237.2 million and $142.1 million, respectively, which consisted of cash on deposit with banks and short-term highly-liquid money market funds. Interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We had no outstanding debt subject to interest rate risk as of September 30, 2025 and December 31, 2024 and, as a result, we do not expect to be exposed to fluctuations in interest rates for the foreseeable future. However, we would be subject to fluctuation in interest rates if we draw down under our Revolving Facility, including issuance of any letters of credit.
Foreign currency exchange risk
We have foreign currency risks related to our revenue, expenses, and intercompany balances denominated in currencies other than our functional currency, the U.S. Dollar, principally GBP. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany loans that are denominated in currencies other than the U.S. Dollar. The foreign currency transaction gain was immaterial during the nine months ended September 30, 2025. A 10% adverse change in foreign exchange rates on foreign-denominated accounts, including intercompany balances, for the nine months ended September 30,

2025 would have been immaterial. In the event our non-U.S. Dollar-denominated sales and expenses increase, our results of operations may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities could have on our results of operations.
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
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Relating to Our Business and Industry
Our business primarily depends on business formations
The majority of our transaction revenue is generated by providing business formation services to our customers. In 2024 and the nine months ended September 30, 2025, business formations represented the largest share of our total transaction orders. The number of business formations on our platform is subject to unpredictable declines or fluctuations as a result of a number of factors, many of which are out of our control, including an overall decline in the number of U.S. business formations, an economic slowing or downturn, a public health pandemic or epidemic, increased competition, regulatory obstacles, changes in law (including changes in tax laws and regulations), changes in the business environment from inflation, tariffs, interest rates, government assistance, increased compliance or operating costs (including wage and benefit pressures) and dissatisfaction with our services. In addition, the U.S. continues to experience significant political events that cast uncertainty on global financial and economic markets. Certain actions taken by the current Presidential administration, including the many recent executive orders, have had and may continue to have a negative impact on the U.S. economy and the number of U.S. business formations. Declines in the overall number of U.S. business formations or the number of business formations on our platform have adversely affected, and may in the future adversely affect, our business, results of operations, financial condition or future prospects. To the extent the growth rate of new business formations declines, these impacts can be expected to intensify.
Our business depends substantially on our customers expanding their use of our platform, including converting our transactional customers to subscribers and our subscribers renewing their subscriptions with us
For the past few years, a significant amount of our revenue has been derived from our subscriptions for small businesses and individuals. In 2024 and the nine months ended September 30, 2025, approximately 64% and 64%, respectively, of our revenue came from subscriptions. Subscriptions have primarily originated from transactional customers who opted to become subscribers. For us to maintain or improve our operating results, including our revenue growth rate, it is important that we convert transactional customers into subscribers, retain our existing subscribers and that our existing subscribers expand their use of our platform. However, subscriptions may be terminated at any time, and the rate at which we retain our subscribers may decline or fluctuate as a result of a number of factors, including subscribers’ satisfaction or dissatisfaction with our platform, the effectiveness of our customer support services, the quality and perceived quality of the services we provide, our pricing and the pricing of competing products or services, the lifecycle of our customers’ businesses and their evolving needs, and the effects of global economic conditions, regulatory changes and reductions in subscribers’ discretionary income and spending levels. As a result, we cannot accurately predict subscription renewal rates or the number of our existing or new customers that will subscribe to our subscription services, including whether customers will continue to subscribe at the same rate as they have historically. During 2024, we experienced a deceleration in our subscription revenue growth rate. If our subscription revenue growth rate does not improve, our business, results of operations, financial condition and future prospects would be adversely affected. If the growth of our subscription business, including our subscription revenue growth rate, falls below the expectations of the public market, securities analysts or investors, the price of our common stock could also be harmed.
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
We have a history of net losses and we may not be able to maintain profitability
Since inception, we have incurred an accumulated deficit and may incur net losses in the foreseeable future. As of September 30, 2025, we had an accumulated deficit of $1,097.9 million.
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
The legal solutions market is highly competitive and our failure to effectively compete successfully could materially and adversely affect our business, results of operations, financial condition and future prospects
We operate in a very competitive industry. We face intense competition from law firms, solo attorneys, online legal document services, legal plans, secretaries of state and other service providers. The online legal solutions market is evolving rapidly and is becoming increasingly competitive. New market entrants that provide technologies that improve the delivery of legal solutions, such as AI and machine learning, could also increase the level of competition in the market. Other companies that focus on the online legal services market or business formations, including law firms that may elect to pursue the online legal services market, can and do directly compete with us. Law firms and solo attorneys, who provide in-person consultations and are able to provide direct legal advice that we generally cannot offer due to laws and regulations regarding UPL, compete with us offline and have developed and may continue to develop competing online legal services. We also compete in the registered agent services business with several companies that target small businesses, and these competitors have extensive experience in this market. In addition, some U.S. state and federal agencies have increased their offerings to our target customers or otherwise made their offerings more attractive to our target customers, including through free and easy-to-use business formation services or other document filing portals. To the extent U.S. states and federal agencies continue to increase or enhance their offerings to our target customers, it could have a significant adverse effect on our business, financial condition or results of operations. To the extent we are unable to compete, our business, results of operations, financial condition or future prospects may be harmed.
Any of our existing competitors, or other potential competitors that have not yet entered the market, have developed and may continue to develop innovative and cost-effective services, including automated corporate formation document processing, that target our existing and potential customers. Some of our competitors and potential competitors are larger and have greater name recognition, longer operating histories, more established customer relationships, larger budgets, and significantly greater resources than we do. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. We expect to face increasing competition from offline and online legal services providers in our market, including through their use of AI, and our failure to effectively compete with these providers could result in revenue reductions, reduced margins, or loss of market share, any of which could have a material adverse effect on our business, results of operations, financial condition and future prospects.
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
We are incorporating AI into some of our offerings, which may present both compliance risks and reputational risks
We have incorporated and intend to continue incorporating a number of AI features into our offerings. AI presents a number of risks inherent in its use. AI technologies, including the third party large language models incorporated into our generative AI offerings, may create accuracy issues, including flawed, incomplete, or inaccurate outputs and/or unintended biases and discriminatory outcomes. If the output, recommendations, content, or analyses that our AI applications assist in producing are or are alleged to be deficient, inaccurate, biased or discriminatory, or if they are determined to constitute UPL, we could be subjected to competitive harm, potential legal or regulatory liability, and brand or reputational harm. Some AI scenarios may also present ethical issues. If we enable or offer AI solutions that are controversial because of their perceived or real impact on human rights, privacy, employment, or other social issues, we may experience brand or reputational harm. Additionally, governments have passed and are likely to continue to pass additional laws regulating generative AI, including the Colorado AI Act and California’s AI-related laws. Our use of this technology could result in additional research and development costs, compliance costs, regulatory investigations and actions, and lawsuits.
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
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations
New tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Tax reform remains a legislative priority for the U.S. government and certain legislation has already been enacted. For instance, the One Big Beautiful Bill Act, or the OBBBA, which was enacted into law in July 2025, includes significant changes to federal tax law. New tax laws, including the OBBBA, may affect our operating results and financial conditions. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted differently, changed, modified, or repealed at any time. Any such enactment, interpretation, change, modification, or repeal could adversely affect us, possibly with retroactive effect. For example, the IRA imposes, among other rules, a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on certain corporate stock repurchases. The imposition of the excise tax could increase the cost to us of making repurchases of our stock and cause us to reduce the number of our shares repurchased pursuant to our stock repurchase program.
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
A significant portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is performing well
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. At September 30, 2025, holders of approximately 65 million shares of our common stock are entitled to rights pursuant to an investors’ rights agreement, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If one or more of these holders of our common stock sells a large number of shares by exercising their registration rights, it has in the past and may in the future adversely affect the market price for our common stock. In addition, if we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired.
Concentration of ownership of our common stock among our existing executive officers, directors and other affiliates may prevent new investors from influencing significant corporate decisions
Based upon shares of our common stock outstanding as of September 30, 2025, our executive officers, directors and other affiliates, in the aggregate, own shares, directly or indirectly, representing approximately 20% of our outstanding common stock. If our executive officers, directors and affiliates acted together, they may be able to significantly influence matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.
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
Stock repurchase activity during the three months ended September 30, 2025 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be purchased Under the Plans
July 1, 2025 through July 31, 2025	—	$—	—	$129,567,711
August 1, 2025 through August 31, 2025	1,014,936	$9.34	1,014,936	$120,093,161
September 1, 2025 through September 30, 2025	757,538	$10.68	757,538	$112,002,155
Total	1,772,474	9.91	1,772,474
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
101
The following financial statements from our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2025 were formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statement of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
______________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LegalZoom.com, Inc.

Date: November 5, 2025	By:	/s/ Jeffrey Stibel
Jeffrey Stibel
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2025		/s/ Noel Watson
Noel Watson
Chief Financial Officer
(Principal Financial Officer)