Form 10-K
period 2025-12-31
LEGALZOOM.COM, INC.
filed 2026-02-23
CIK 1286139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐   No  ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2025, based on the closing price of $8.91 for shares of the Registrant’s common stock as reported by the Nasdaq Global Select Market, was approximately $1.3 billion. The determination of affiliate status for purposes of calculating the aggregate market value of our voting stock held by non-affiliates is not necessarily a conclusive determination for other purposes.
The registrant had outstanding 172,922,380 shares of common stock as of February 13, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. The Definitive Proxy Statement will be filed with the SEC within 120 days of the Registrant’s fiscal year ended December 31, 2025.

i

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, our business strategy and our objectives for future operations.
The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, those factors discussed below under “Summary of Risk Factors” and in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2025, as well as any factors contained in our subsequent filings with the Securities and Exchange Commission, or SEC. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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
•Our business depends substantially on our customers expanding their use of our platform, including our transactional customers converting to subscribers and our subscribers renewing their subscriptions with us.
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
•We are incorporating artificial intelligence into some of our offerings, which may present compliance risks and reputational risks.
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
•Our reliance on third-party providers could adversely affect our business.
•The acquisition of Formation Nation and any future acquisitions or investments may divert management’s attention, result in additional dilution or adversely affect our operating results.
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
iii

Part I

Item 1. Business
Overview
LegalZoom is a leading online platform for legal services, transforming how individuals and small businesses navigate the legal system. By combining intuitive technology with access to experienced attorneys—whether through our vast independent attorney network or our own law firm—we offer the tools and guidance people need to confidently manage everything from business formation and compliance to intellectual property protection and ongoing business management and legal support. Our ongoing business management services include virtual mail, legal forms, bookkeeping and estate planning services, among others. We operate across all 50 states and in over 3,000 counties in the U.S. With over two decades of experience and millions of customers served, LegalZoom helps individuals and small businesses navigate legal needs with confidence.
In February 2025, we acquired Formation Nation, Inc., or Formation Nation, a small business service company. Formation Nation provides services ranging from white-glove business formation and compliance offerings under its Nevada Corporate Headquarters (NCH) business to low-cost business formations under its flagship Inc Authority brand.
Our Customers and Solutions
As of June 30, 2025. there were over 36 million U.S. small businesses in operation, and millions of new small businesses are formed in the U.S. every year. Many small businesses operate without forming a legal entity, unintentionally introducing financial risk to the owners’ personal assets. The businesses that recognize that risk upfront often struggle to address it. Once they understand the need to be protected, they often do not know what to do, where to turn or how much it will cost to get help. Further, even when formed properly, small businesses often fail to comply with ongoing compliance requirements, thereby reintroducing personal liability or facing significant financial and operational risk. Per the U.S. Chamber of Commerce Small Business Index (Q4 2025), 44% of small businesses say that compliance requirements make it harder to grow their business. Our solutions aim to simplify these complex legal and regulatory tasks, remove friction, and enable small business owners to focus on running and growing their businesses.
We aim to service a broad range of small business owners, from first-time formers to seasoned small business owners. We provide a mix of transaction and subscription offerings relevant for new and existing small businesses to solve their legal, compliance and business management needs. Our services range from technology-enabled do-it-yourself, or DIY, offerings to emerging full-service do-it-for-me, or DIFM, solutions led by concierge managers and attorneys.
Our small business customers’ initial purchase is typically a business formation product that streamlines the process of starting a business. After business formation, we aim to deepen our relationship with our customers by providing ongoing legal, compliance and business management support throughout the lifecycle of their business. For example, our customers can purchase a legal advisory subscription to receive additional legal support for their small business needs, subscribe to our compliance concierge offering for complete management of business compliance requirements, or complete a one-time transaction to register their company name and/or logo as a trademark. The recurring revenue gained through subscription services and additional purchases from existing customers during the lifecycle of their business allows us to increase customer lifetime value. For the year ended December 31, 2025, approximately 65% of our revenue was derived from subscriptions.
See below under “Our Products and Services” for additional information regarding our transaction products and subscription offerings.
We believe we earn our customers’ trust and drive significant organic traffic through our brand name recognition and reputation. Our small business customers’ initial purchase is typically a business formation product that streamlines the process of starting a business. As of December 31, 2025, we had formed over 5.0 million businesses since our inception. Our position at business formation gives us unparalleled knowledge of our customers’ needs, oftentimes prior to the business being operational or discoverable by other service providers. We leverage this valuable knowledge and our position as a small business’ first advisor to introduce our customers to the most relevant business solutions to help them manage other aspects of their business.
We are also beginning to expand our customer funnel to reach current small business owners who are not yet a part of the LegalZoom ecosystem. As of June 30, 2025, there were approximately 36 million U.S. existing small businesses who were required to remain compliant with federal and state laws in order to remain operational and we can help them mitigate the risk, cost and time invested in managing these requirements.

Our Platform, Experts and Human Support
As more businesses are created, the need for a trusted legal and compliance partner only grows, and we believe that our combination of technology and human assistance helps our customers stay compliant, protected, and confident over time.
Our technology platform. Our technology platform combines the power of technology, artificial intelligence, or AI, and human expertise to demystify and simplify complicated processes, creating user-friendly experiences for our customers. Our proprietary technology, including AI-enabled workflow and decisioning tools, enables us to automate many complex legal and compliance processes and offer solutions at transparent, flat-fee prices that are at a significant discount to traditional offline alternatives. While the majority of our customers complete these transactions without direct human assistance, many prefer to have guidance through the process. As a result, our services range from technology-enabled DIY offerings to emerging full-service DIFM concierge subscriptions led by small business specialists. We aim to continue to embed AI tools into our internal workflows to improve productivity, reduce manual fulfillment time and enable our customer care, fulfillment, business specialists and experts to support more customers. The combination of technology and people is at the heart of our customer experience. See below under “Our Technology” for additional information.
Our independent attorney network. We offer customers ongoing access to experienced attorneys to answer their legal questions and review legal documents. As of December 31, 2025, we had over 1,000 attorneys in our independent attorney network. Our legal plans provide customers access to attorneys licensed in their jurisdiction and experienced in the types of legal matters that impact our customers at a significant discount to traditional offline alternatives. The attorneys who service our legal plans are compensated by LegalZoom on a per-month basis based on enrolled plan members. Attorneys benefit from participating in our independent network as we handle the customer acquisition, as well as the scheduling and support of the customer consultations. From there, customer consultations may serve as a platform for business development, where the participating attorney can offer to provide billable legal services to our customers at discounted rates.
Our owned law firm. Since September 2021, one of our U.S. subsidiaries operates as an alternative business structure, or ABS, in Arizona, which allows us to provide cost-effective attorney services to our customers. Currently, our ABS primarily supports our intellectual property business, and its experienced attorneys help guide customers through the trademark registration and provisional and design patent processes. Our legal services are provided across all 50 U.S. states.
Our concierge managers. We employ a team of small business concierge managers who support our emerging concierge offerings. These specialists provide white-glove service related to ongoing business and compliance needs, such as periodic filings, renewals and recordkeeping requirements. As our customers’ businesses grow and evolve, such as by the hiring of employees or expansion into additional states, the complexity of their legal, tax and compliance needs typically increases. Our concierge managers are positioned to handle white-glove filing and fulfillment services intended to address these more sophisticated requirements. The objective of our concierge managers is to help customers understand and meet applicable requirements so the customer’s business remains in good standing and the risk of incurring fees and penalties is minimized. Our concierge managers receive specialized training and use AI-enabled tools to deliver a consistent service experience at scale. They also conduct regular customer check-ins to help identify potential needs and, where appropriate, direct customers to relevant LegalZoom products, our independent attorney network, and third-party partners in order to drive retention and customer lifetime value.
Our registered agent services. We provide registered agent services that require trained personnel and a physical presence to meet statutory requirements applicable to registered businesses. In most states, businesses must designate a registered agent with a physical street address available during normal business hours to receive service of process and other legal, tax, and governmental notices. Under our registered agent subscriptions, we maintain required physical addresses in applicable jurisdictions, accept mail and hand-delivered documents on behalf of customers, and receive service of process. We log, digitize, securely store, and make these materials available to customers and provide notifications regarding time-sensitive documents, including compliance filings, tax notices, and annual report requirements. Because these documents often contain sensitive information, we maintain physical, administrative, and technical safeguards designed to protect confidentiality and ensure appropriate handling. As of December 31, 2025, we operated staffed registered agent locations in all 50 U.S. states.
Our virtual mail services. We provide virtual mail services that require trained personnel and physical locations to receive and process customer correspondence. Growth in the gig economy and remote work has increased the number of small businesses operating from home or personal addresses. Our virtual mail subscription, or LZ Virtual Mail, provides an independent business address that helps protect customers’ personal information while enabling them to access and manage mail from anywhere. Services include mail receipt, sorting, digitization, check depository services, and the shipment or secure storage of select mail. Because these materials often contain sensitive information and require in-person handling, we maintain safety, security, and confidentiality controls, and these services cannot be fully automated or delivered solely through digital systems.
Our customer care team. Our customer care representatives provide assistance, support and account management to small businesses and individuals. Exceptional customer experience is central to our culture and we take pride in our customer care team. Our customers have access to live help from customer care representatives by phone, online chat, text or email. We actively monitor our service levels, fulfillment speed and quality to maintain a high level of customer care.
Our Competition
We operate in a very competitive industry, and the competitive landscape in which we operate is constantly evolving as we expand our ecosystem. As a result, we compete with a variety of companies and government entities, including the following:
•online business formation providers and registered agent service providers;
•traditional offline law firms and solo attorneys, online legal document services and secretaries of state; and
•large platform companies that could develop or partner to provide competing technology solutions to address the needs of our small business or consumer customers.
Law firms and solo attorneys who provide in-person consultations are able to provide direct legal advice that we generally cannot offer directly due to laws and regulations regarding the unauthorized practice of law, or UPL. However, our ABS in Arizona and our independent legal plan network of attorneys are allowed to provide independent legal advice to our customers and, as a result, can compete directly with traditional offline law firms and solo attorneys. In addition, there are structural impediments that make it difficult for traditional offline attorneys to adapt to technology advancements and consumer behaviors. While service industries like accounting, marketing and payments have rapidly transitioned online, legal offerings largely remain offline and online adoption of legal services lags behind other comparable industries. However, some traditional offline attorneys have developed and may continue to develop competing online legal services.
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
Our Strategy
We are focused on penetrating and growing the online market for legal, compliance and business management solutions. We aim to continue to grow our customer base and retain and expand our customer relationships with the following strategic priorities:
Optimizing Our Subscription Business. We are prioritizing our subscription products over our transaction products in order to focus on customer lifetime value and to help accelerate and sustain our subscription revenue over the long term. Our goal is for customers to grow their use of our platform as their businesses evolve and that, in turn, customers increase their cumulative spend with us over time. We are testing and implementing ways to better reorient our products towards subscription offerings. We are also continuing to optimize our product line-up with the goal of improving the quality of our subscriber base and customer retention over time. We are leveraging Formation Nation’s “Inc Authority” brand as a lower priced alternative to service customers seeking DIY solutions, reserving the LegalZoom brand for more premium offerings. We are also introducing new, higher value, premium DIFM subscription offerings, enhancing the value of our existing subscription products and increasing the price of certain of our LegalZoom branded offerings to better reflect the value we believe we provide. We believe our DIFM concierge offerings expand our addressable market beyond traditional DIY online legal services into segments historically served by attorneys and other professional service providers, and supports our strategy to deliver higher‑value, expertise‑driven solutions and increase the mix of recurring revenue in our business over time.
Reorienting Our Go-to-Market Strategy. We are diversifying our customer acquisition strategy, which includes testing a mix of marketing channels with the goal of diversifying our marketing investments across overall brand, small business formation, emerging and established business customers, and product categories versus our historical focus on business formations.
We expect AI‑enabled search experiences to become increasingly important discovery channels for small businesses, and we are enhancing our proprietary educational content, as well as entering into strategic AI partnerships, to ensure our products are visible and accessible within AI‑powered answer engines. By integrating our educational content into these emerging AI surfaces, we aim to broaden the top of our customer funnel, attract higher‑intent traffic, and diversify our go‑to‑market mix beyond traditional search engine optimization and search engine marketing. We also aim to promote the value and services of our owned law firm and independent attorney network, given AI cannot provide legal advice.
In addition, we have recently begun enhancing our focus on acquiring emerging and existing small business customers, including those who did not initially form their business with LegalZoom. We expect to achieve this both through our diversified marketing investments and investments in strategic partnerships. We believe these initiatives expand our addressable market by reaching higher‑value small business cohorts outside our historical formations funnel.
Further, we partner with leading providers of complementary small business services that extend beyond our core offerings such as banking, insurance, tax, credit cards, website design, and payment processing, among others. We have insights into our customers and leverage our platform to introduce small businesses to a variety of third-party partners in our partner ecosystem. We intend to continue to strategically partner with leading brands that we believe can strengthen our partner ecosystem.
Leveraging Artificial Intelligence to Deliver Expertise to Our Customers. We are investing in and integrating AI tools across our platform, including AI‑enabled workflow, decisioning and content solutions that help our customers more easily navigate complex legal and compliance workflows, surface relevant educational content and recommended next steps, and improve the speed, accuracy and consistency of the services we provide, while also enhancing internal productivity for our customer care, sales, fulfillment and expert support teams. We are focused on embedding AI into our human‑led products and internal workflows—such as AI‑assisted tools for our concierge managers, sales and customer care functions—which we believe can improve productivity, reduce manual fulfillment time and enable us to support more customers.
Our Products and Services
Our transaction products and subscription services are designed to support the legal, compliance, and business management needs of small businesses and consumers. Our consumer offerings range from estate planning to legal advice, and there is overlap in our small business and consumer offerings. For example, as forming a business is an important life event for the entrepreneurs that we support, some of our small business customers opt to purchase an estate plan after they form their business. We continue to evaluate new ways to commercialize both our transaction and subscription offerings, which include the bundling of certain of our products and offering certain of our historical transaction offerings as subscriptions.
Transaction products
Our primary transaction products are listed below:

Business Formation Services
Limited Liability Company, or LLC
Incorporation of C and S Corporations
Nonprofit Formation
Doing-Business-As, or DBA
Corporate Changes and Filings

Business Formation Related Services
EIN (Federal Tax ID Number)
Operating Agreement
Credit Monitoring
Intellectual Property
Trademark Application
Copyright Registration
Patent Application
Concierge Transaction Services
Dissolution Concierge
501(c)(3) Concierge
Entity Conversion Concierge
Consumer, Estate Planning and Other Last Will and Testament Living Will Living Trust Power of Attorney Legal Forms

Subscription services
At December 31, 2025, we had approximately 1.9 million subscription units outstanding. Our subscriptions generally have annual terms, while some have monthly terms. Our primary subscription services are listed below, and a more detailed description of certain of our subscription services follows below:
Compliance Subscription Services
Registered Agent
Compliance
Legal Subscription Services
Small Business Attorney Advice through our Legal Plans
Consumer Attorney Advice through our Legal Plans
Legal Forms
Concierge Subscription Services
Compliance Concierge
Compliance and Legal Concierge
Reinstatement Concierge and Compliance Concierge
Business Concierge
Business and Legal Concierge

Business Management and Other Subscription Services
Business Licenses
Virtual Mail and Check Deposit Services
Estate Planning Bundle
Bookkeeping
eSignature
Trademark Monitoring
Registered agent subscriptions. In most states, small businesses are required to have a registered agent, which generally must be an adult or an authorized business that can receive mail or hand-delivered court documents at a physical address during normal business hours. This requirement can be burdensome for many small businesses to handle on their own. With our registered agent subscription, we serve as our customer’s registered agent: accepting their documents through the mail, digitizing critical business documents, and alerting them of critical business documents or notices. This subscription serves to help small business owners adhere to critical tax and annual report deadlines, among other benefits. During the year ended December 31, 2025, we had staffed registered agent locations covering all 50 U.S. states.
Compliance subscriptions. Our compliance subscriptions provide assistance with state-mandated regulatory filings, such as corporate annual reports that are required to keep a business entity in good standing. These compliance subscriptions also monitor the status of a customer’s business with certain state agencies to help the customer stay abreast of important deadlines and to provide alerts if their business falls out of good standing.
Compliance concierge subscription. Our DIFM compliance concierge subscription is a higher-value human‑led, premium compliance service that pairs small business customers with a dedicated concierge manager who manages key state filings on their behalf, including annual and other periodic reports and ongoing compliance monitoring. This offering is designed to serve more complex and higher‑value small businesses that prefer to delegate compliance tasks rather than self‑serve through our digital workflows.
Attorney advice subscriptions. For small businesses and consumers seeking legal advice, we offer subscription legal plans that provide access to independent attorneys in all 50 U.S. states. These attorney advice subscription packages include other robust benefits, such as having an attorney review a customer’s documents, the ability to edit and electronically sign forms from our attorney-drafted legal forms library, discounts on additional legal services offered by the network attorney, and, in some cases, an annual checkup with the network attorney for small business or estate planning purposes.
Virtual mail subscriptions. The rise of the gig economy and remote work have resulted in an increasing number of small businesses operating out of a home or personal address. Our virtual mail subscription protects a customer’s personal information by providing an independent business address. It also provides our customers flexibility by allowing them to check their mail from anywhere. Our virtual mail services include mail receipt, sorting, digitization, check depository services, and shipment or storing of select mail.

Legal forms and eSignature subscriptions. Our legal forms subscription includes unlimited access to our library of customizable legal forms, electronic storage of applicable LegalZoom documents, and document revisions. We also offer eSignature subscriptions, which allow customers to upload their own documents or draft new documents using one of our attorney-drafted legal form templates and then sign and manage those documents online, all in one place.
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
Workflow platform
We have a proprietary workflow and collaboration platform that powers our DIFM and human‑assisted services across legal subscriptions, intellectual property, and emerging concierge offerings. The platform standardizes certain legal and compliance work into templated, AI‑ready workflows with integrated customer data, documents, messaging and time tracking in a single system. Our workflow platform is integrated with our document automation, compliance, CRM, and fulfillment systems. We leverage this platform with our in-house ABS attorneys and business specialists, as well as with our independent network of attorneys that service our legal plans, to deliver consistent outcomes and collaboration at scale while layering in generative AI to automate routine steps.
Robust CRM platform
Our account executives, customer care and sales organization and fulfillment specialists leverage a multi-channel customer relationship management platform, powered by integrating a variety of tier one contact center technologies. The platform is integrated into various systems and enables us to support customers through communications via multiple channels including our websites, email, text, phone and online chat.

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
We have various trademark registrations in the U.S. and in foreign jurisdictions, as well as pending trademark applications in the U.S. and internationally. We have no issued patents, but we have a patent-pending application that we are pursuing in the U.S. and internationally. We also license intellectual property from third-parties, such as software used to support our technology and operations.
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
We use a strategic mix of online and offline marketing and strategic partnerships in combination with inbound sales. Our largest customer acquisition media spend is in search engine marketing to capture demand generated by our other paid and organic channels. As we aim to reach a wider audience of new and existing small businesses, we have been diversifying our marketing spend beyond search engine marketing into brand, affiliate, and partner channels with a goal of broadening our media mix and customer acquisition levers. We also advertise from time to time across television, radio, podcasts, digital video, and social media.
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
As part of our acquisition of Formation Nation in February 2025, we expanded our sales team with the onboarding of a team of seasoned sales experts.
Human Capital Management
At December 31, 2025, we, together with all our subsidiaries, had 1,196 employees worldwide. At December 31, 2025, we also engaged approximately 700 contractors and consultants globally. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we believe that our employee relations are strong.
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

We have a flexible work policy, which enables flexibility to work remotely and collaborate in offices. We utilize virtual tools and office locations in multiple states for engagement events, in-person meetings, team offsites, leadership conferences, and more to build connection and productivity. This approach has allowed us to build foundational infrastructure and establish a stronger culture both virtually and in-person.

We also invest in employee engagement to help improve connection. Our employee recognition program rewards and provides visibility to our employees’ accomplishments as they align to our business goals and operating values. We also continue to fuel our organization’s passion for social good, with our employee giving program and platform that provides dollar-for-dollar matching and paid time off for volunteering. We also host social impact events, like our annual Impact Week, where we come together to volunteer, learn about causes and fundraise.

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

We remain committed to our principles of taking care of our employees holistically while continuously looking for ways to improve our overall benefits offerings. We offer competitive benefits including: 100% employer-paid medical, travel reimbursement for out-of-state procedures, dental and vision plans, fertility coverage, mental health coverage and workshops, physical wellness, lifestyle benefits, paid-time off, and 401k match.
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
Our business model includes the provision of services that represent an alternative to traditional legal services, which has subjected us to allegations of UPL. UPL generally refers to an entity or person giving or offering legal advice who is not licensed to practice law. However, laws and regulations defining UPL, and the governing bodies that enforce UPL rules, differ among the various jurisdictions in which we operate. The regulatory environment in the U.S. is evolving slowly with only a few states approving regulatory reform that permits non-lawyers to co-own law firms and other legal service operations. We received a license to operate one of our U.S. subsidiaries as an ABS in Arizona in September 2021. This Arizona ABS employs and contracts with licensed attorneys to provide limited scope legal services to U.S.-based consumers who purchase such services on our websites. While we believe this ABS structure is legally permissible, it is generally untested in U.S. courts and we cannot assure you that it will insulate us from claims of CPL or UPL. These laws and regulations are regularly evolving and tested in courts, and may be interpreted, applied, created, or amended, in a manner that could harm our business.
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

Corporate and Other Information
We are headquartered in Mountain View, California. We were incorporated as a California corporation in July 1999 and converted to a Delaware corporation in February 2007. Our website is located at https://www.legalzoom.com.
Our Investor Relations website is https://investors.legalzoom.com and we encourage investors to use it as a way of easily finding information about us. We make available on this website, free of charge, the reports that we file or furnish with the SEC including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and our Proxy Statements, and any amendments to these reports, as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. We also make available certain corporate governance information, including our Code of Business Conduct and Ethics, and select press releases.

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
Risks Relating to Our Business and Industry
Our business primarily depends on business formations
The majority of our transaction revenue is generated by providing business formation services to guide our customers. In 2025 and 2024, business formations represented the largest share of our total transaction orders. The number of business formations on our platform is subject to unpredictable declines or fluctuations as a result of a number of factors, many of which are out of our control, including an overall decline in the number of U.S. business formations, an economic slowing or downturn, a public health pandemic or epidemic, increased competition, regulatory obstacles, changes in law (including changes in tax laws and regulations), changes in the business environment due to inflation, tariffs, interest rates, government assistance, increased compliance or operating costs (including wage and benefit pressures) and dissatisfaction with our services. In addition, the U.S. continues to experience significant political events that cast uncertainty on global financial and economic markets. Actions taken by the current Presidential administration have had and may continue to have a negative impact on the U.S. economy and the number of U.S. business formations. Declines in the overall number of U.S. business formations or the number of business formations on our platform have adversely affected, and may in the future adversely affect, our business, results of operations, financial condition or future prospects. To the extent the growth rate of new business formations declines, these impacts can be expected to intensify.
Our business depends substantially on our customers expanding their use of our platform, including our transactional customers converting into subscribers and our subscribers renewing their subscriptions with us
For the past few years, a significant amount of our revenue has been derived from our subscriptions for small businesses and individuals. In 2025, approximately 65% of our revenue came from subscriptions. Subscriptions have primarily originated from transactional customers who opted to become subscribers. For us to maintain or improve our operating results, including our revenue growth rate, it is important that we convert transactional customers into subscribers, retain our existing subscribers and that our existing subscribers expand their use of our platform. However, subscriptions may be terminated at any time, and the rate at which we retain our subscribers may decline or fluctuate as a result of a number of factors, including subscribers’ satisfaction or dissatisfaction with our platform, the effectiveness of our customer support services, the quality and perceived quality of the services we provide, our pricing and the pricing of competing products or services, the lifecycle of our customers’ businesses and their evolving needs, and the effects of global economic conditions, regulatory changes and reductions in subscribers’ discretionary income and spending levels. As a result, we cannot accurately predict subscription renewal rates or the number of existing or new customers that will subscribe to our subscription services, including whether customers will continue to subscribe at the same rate as they have historically. During 2024, we experienced a deceleration in our subscription revenue growth rate. If our subscription revenue growth rate does not continue to improve, our business, results of operations, financial condition and future prospects would be adversely affected. If the growth of our subscription business, including our subscription revenue growth rate, falls below the expectations of the public market, securities analysts or investors, the price of our common stock could also be harmed.
Failure to effectively manage our growth could adversely impact our business
In the past, we have experienced significant growth in both operations and headcount, which placed increased demands on our management team and our administrative, operational and financial infrastructure. Our management team has developed a strategy to continue growing our business. In addition, we acquired Formation Nation in February 2025, which we are integrating into our operations. Our ability to manage this expected growth effectively and to continue to integrate the employees, operations and technologies of Formation Nation into our existing business will require us to continue to expand our operational and financial infrastructure, to improve our management controls and reporting systems and procedures and to continue to retain, attract, train, motivate and manage employees. Failure to effectively manage our growth could result in declines in service quality or customer satisfaction, increased costs, difficulties or delays in introducing new products or services or other operational difficulties. Any of these difficulties could adversely impact our brand and reputation, business, results of operations, financial condition or future prospects.
Our ability to achieve our growth strategy also impacts our ability to forecast our future operating results. If the assumptions regarding the growth of our business are incorrect or change, our results of operations and financial condition could differ materially from our expectations, our business could suffer and the trading price of our stock may decline.
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
Fluctuations in our quarterly operating results may be particularly pronounced in the current global macroeconomic environment, including due to uncertainty caused by recessionary fears, inflation, tariffs and interest rates and their respective impacts on consumer spending patterns, the success of existing small businesses and the formation of new small businesses. In addition, fluctuations in our quarterly operating results may cause those results to fall below our financial guidance or other projections, or the expectations of analysts or investors, which could cause the price of our common stock to decline. Fluctuations in our operating results could also cause a number of other problems. For example, analysts or investors may change their models for valuing our common stock, we could experience short-term liquidity issues, our ability to retain or attract key personnel may diminish, and other unanticipated issues may arise.
Our quarterly operating results may vary in the future and period-to-period comparisons of our operating results may not be meaningful. You should not rely on the results of any given quarter as an indication of future performance.
We have a history of net losses and we may not be able to maintain profitability
Since inception, we have incurred an accumulated deficit and may incur net losses in the foreseeable future. At December 31, 2025, we had an accumulated deficit of $1,134.4 million.

We will need to generate and sustain increased revenue levels in future periods to maintain or increase our level of profitability. If our revenue and gross profits do not grow at a greater rate than our operating expenses, we will not be able to maintain or increase profitability and our business may be harmed. We may incur significant losses in the future for a number of reasons, including due to the risks and uncertainties described herein. Even if we are profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to achieve sustained profitability would depress the value of our company and could impair our ability to raise capital, expand our business, diversify our product offerings, market our current and planned products, or continue our operations.
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
In addition, we intend to continue to add new products and services and enhance our existing products and services, both of which will require us to devote significant resources before we know whether such products or services will be successful. For instance, in late 2025 we launched new concierge offerings for DIFM management of business compliance requirements. The success of any new products or services or enhancements to existing products or services depends on several factors, including timely completion, competitive pricing, adequate quality testing, introduction, integration with existing products and services, and market awareness and acceptance. We have in the past invested resources and introduced new products and services that have failed to produce the customer interest or results that we expected. We may fail to attract new customers or lose existing customers if current or future development efforts or services fail to meet customer expectations on a timely basis if at all. If we are unable to continue offering innovative solutions or if new or enhanced solutions fail to engage our customers, we may be unable to attract additional customers or retain our current customers, which may adversely affect our business, results of operations, financial condition or future prospects.
If we do not continue to innovate and provide a platform that is useful to our customers, we may not remain competitive, and our results of operations could suffer
Our success depends on our ability to provide innovative features that make our platform useful for existing and prospective customers. We have invested and intend to continue to invest resources in technology and development to continue improving the simplicity and effectiveness of our platform. We have also developed and introduced new and unproven services into our platform, including using technologies with which we have little or no prior development or operating experience, such as artificial intelligence, or AI. There is no assurance that our past or future investments in any changes or developments to our platform will provide us with the benefits we expect.
In addition, because our platform is available over the internet and on mobile networks, we need to regularly modify and enhance our platform to keep pace with changes in internet-related hardware, software, communications and database technologies and standards. We expect the number of people who access our platform through mobile devices, including smartphones and handheld tablets or computers, to increase. If we are not able to provide customers with the experience, solutions and functionality they want on mobile devices, we may not be able to attract or retain customers or convert our website traffic into customers and our business may be harmed. If we are unable to respond to these rapid technological developments and changes in a timely and cost-effective manner, our platform may become less marketable, less competitive or obsolete, and our business, results of operations, financial condition and future prospects would be harmed. If new technologies emerge that can deliver competitive services at lower prices, more efficiently, more conveniently or more securely than LegalZoom, such technologies could adversely impact our ability to compete. Our platform must also integrate with a variety of network, hardware, mobile, and software platforms and technologies, and we need to frequently modify and enhance our services to adapt to changes and innovation in these technologies. Any failure of our platform to operate effectively with current or future infrastructure platforms and technologies could reduce the demand for our platform and harm our results of operations.
The legal solutions market is highly competitive and our failure to effectively compete successfully could materially and adversely affect our business, results of operations, financial condition and future prospects
We operate in a very competitive industry. We face intense competition from law firms, solo attorneys, online legal document services, legal plans, secretaries of state and other service providers. The online legal solutions market is evolving rapidly and is becoming increasingly competitive. New market entrants that provide technologies that improve the delivery of legal solutions, such as AI and machine learning, have increased and could continue to increase the level of competition in the market. Other companies that focus on the online legal services market or business formations, including law firms that may elect to pursue the online legal services market, can and do directly compete with us. Law firms and solo attorneys, who provide in-person consultations and are able to provide direct legal advice that we generally cannot offer due to laws and regulations regarding UPL, compete with us offline and have developed and may continue to develop competing online legal services. We also compete in the registered agent services business with several companies that target small businesses, and these competitors have extensive experience in this market. In addition, some U.S. state and federal agencies have increased their offerings to our target customers or otherwise made their offerings more attractive to our target customers, including through free and easy-to-use business formation services or other document filing portals. To the extent U.S. states and federal agencies continue to increase or enhance their offerings to our target customers, it could have a significant adverse effect on our business, financial condition or results of operations. To the extent we are unable to compete, our business, results of operations, financial condition or future prospects may be harmed.
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
Our business depends on our brand and reputation, which could be adversely affected by numerous factors
We believe our brand has contributed to the success of our business and we have made substantial investments to build and strengthen our brand and reputation. Maintaining and enhancing the LegalZoom brand and our reputation is critical to growing and retaining our customer base. Regulatory proceedings, consumer claims, false and misleading advertising claims, litigation, customer complaints or negative publicity through word-of-mouth, social media outlets, blogs, and other third-party sources related to our business practices, as well as customer care, data privacy or security issues, irrespective of their validity, could diminish confidence in our services and adversely affect our brand and reputation and our ability to attract and retain customers. In addition, our brand and reputation could be impacted by any damage or reputational harm to the Inc Authority and Nevada Corporate Headquarters brands we acquired in February 2025.
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
We are incorporating AI into some of our offerings, which may present both compliance risks and reputational risks
We have incorporated and intend to continue incorporating a number of AI-powered features into our platform and product offerings. The technologies underpinning these features are in the early stages of commercial use and present a number of regulatory, litigation, ethical, reputational, operational and financial risks. AI technologies, including the third-party large language models incorporated into our AI-powered offerings, may create accuracy issues, including flawed, incomplete, or inaccurate outputs and/or unintended biases and discriminatory outcomes. If the output, recommendations, content, or analyses that our AI applications assist in producing are or are alleged to be deficient, inaccurate, biased or discriminatory, or if they are determined to constitute UPL, we could be subjected to competitive harm, legal or regulatory liability, and brand or reputational harm. Some AI scenarios may also present ethical issues. If we enable or offer AI solutions that are controversial because of their perceived or real impact on human rights, privacy, employment, or other social issues, we may experience brand or reputational harm. Moreover, the regulatory framework for AI is rapidly evolving as many federal, state, and foreign government bodies and agencies have introduced or are considering additional laws and regulations. For example, the Colorado AI Act and California’s AI-related laws regulate the development and deployment of AI technologies. While new AI initiatives, laws, and regulations are emerging and evolving, what they ultimately will look like remains uncertain, and our obligation to comply with them could impact our development, offering and use of AI technologies, entail significant costs, limit our ability to incorporate certain AI capabilities into our business, or result in regulatory investigations and actions, and lawsuits.
In addition, our employees and personnel use AI technologies to perform certain functions of their work, and the disclosure and use of personal data in AI technologies is subject to various privacy laws and other privacy obligations. Further, sensitive information regarding the Company or its customers could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of AI technologies.
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
Our ability to maintain or increase customer traffic to our websites from internet search engines is not entirely within our control. We rely on both algorithmic and paid listing internet search results to drive customer traffic to our websites. Algorithmic listings are determined and displayed solely by a set of formulas designed by internet search engine companies. Internet search engines periodically revise their algorithms, methodologies and displays or incorporate AI into their platforms in ways that we cannot predict. Such changes, including an increased prominence of AI on the search engine results page, have adversely affected, and may continue to adversely affect, the placement of our search result page ranking and the resulting traffic to our websites, as well as our customer acquisition costs. In addition, we can purchase paid listings, which are displayed if particular words or terms are included in a customer’s internet search. We bid for paid listings against our competitors and third parties that may outbid us for preferred placement, which could adversely impact advertising efficiency and customer acquisition efforts. To the extent competition for paid listings increases or if paid listings prohibit the use of particular words or terms, we have in the past, and may again in the future, be required to increase our marketing expenses or reduce the number or prominence of these paid listings. If we reduce our internet search engine advertising, the number of customers who visit our websites could decline significantly. Additionally, changes in regulations or the business practices of third parties have in the past and could in the future limit our ability and the ability of search engines and social media platforms, including Google and Meta Platforms, to collect data from users and engage in targeted advertising, making them less effective in disseminating our advertisements to our target customers. The regulation of the use of cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such practices could adversely affect our business.
The introduction of new technology or changes in the way in which customers consume information on the internet, such as shifting preferences for AI chat platforms, has diminished and may continue to diminish the effectiveness of our current marketing practices. We have in the past and may in the future be required to adopt new approaches to marketing to respond to these shifts and our efforts to remain competitive with technology trends, including the use of new or improved technology such as AI powered search platforms or evolving creative user interfaces, may increase our costs but may not increase sales or attract consumers. Any inability to respond to these changes effectively and in a cost-effective manner, or any future reduction or loss of any of our current advertising channels, could adversely affect our ability to attract new customers, which could adversely affect our business, results of operations, financial condition and future prospects.
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
Our business and success depend in part on our strategic relationships with third parties, including our partner ecosystem, and our business may be harmed if we fail to maintain or expand these relationships
We depend on, and anticipate we will continue to depend on, various third-party relationships to sustain and grow our business. For example, we currently partner with a variety of third parties to provide us with lead referrals and to provide our customers with tax solutions, website development, credit card and banking services, productivity tools and business insurance, among others. Our sales and customer experience depend on our ability to connect to, and integrate easily with, such third-party solutions. We have in the past and may in the future determine to exit certain partnership relationships. We may also fail to retain and expand partnership relationships for many reasons, including third parties’ failure to maintain, support, or secure their technology platforms in general, restrictions imposed by regulatory compliance, and our integrations in particular. Terminations of partnership relationships, whether voluntary or involuntary, have in the past and could again in the future result in disputes or litigation or harm our relationship with our customers, our reputation and brand, our business and results of operations, and our future prospects.
As we continue to add different types of partners to our partner ecosystem, it is uncertain whether any new or current third-party partners will be successful in building integrations, co-marketing our solutions to provide a significant volume and quality of lead referrals and orders, or continuing to work with us as their own businesses evolve. Identifying and negotiating new and expanded partner relationships requires significant resources and we cannot guarantee that the parties with which we have relationships can or will continue to devote the resources necessary to operate and expand our platform. In addition, integrating third-party technology can be complex, costly and time-consuming. Third parties may be unwilling to build integrations, and we may be required to devote additional resources to develop integrations for business applications on our own. The contracts applicable to third party development tools may be unfavorable and add costs or risks to our business or may require us to push additional contract terms to our customers that affect our relationship with our customers. Third parties we partner with, including providers of business applications with which we have integrations, may decide to compete with us or enter into arrangements with our competitors, resulting in such providers withdrawing support for our integrations. If we are unsuccessful in establishing or maintaining our relationships with third-parties, our ability to compete or our revenue, results of operations and future prospects may be adversely affected. Even if we are successful in establishing and maintaining these relationships with third parties, we cannot ensure that these relationships will result in increased usage of our platform or increased revenue. In addition, any failure of our solutions to operate effectively with these business applications could reduce the demand for our solutions and harm to our business and we may also be held responsible for obligations that arise from the actions or omissions of third parties. If we are unable to respond to these failures in a cost-effective manner, our solutions may become less marketable, less competitive or obsolete, and our results of operations may be negatively impacted.
Our reliance on third-party providers could adversely affect our business
We rely on third parties to fulfill portions of the services we offer and to support our operations. For example, we rely on government agencies, including secretary of state offices, the U.S. Internal Revenue Service and the U.S. Patent and Trademark Office, to process business formation documents and related filings and intellectual property applications. These agencies have in the past and may in the future be unable or refuse to process submissions in a timely manner, including as a result of any government shutdowns, slowdowns or staffing shortages. To the extent we are unable to process submissions or filings in a timely manner, our brand and reputation may be adversely affected, or our customers may seek other avenues for their business formation or intellectual property needs.
We also utilize third parties in connection with the fulfillment and distribution of our services, including the independent attorneys in our legal plan network and to support our registered agent and virtual mail subscription services. We also outsource certain operational functions, including certain sales, customer service and fulfillment functions. As a result, we rely on third parties to ensure that our and our customers’ needs are sufficiently met. While we select third-party providers carefully, we have limited control over their actions. If these third-party providers encounter difficulties, or if we have difficulty communicating with them, our business operations could be adversely affected. This reliance on third-party providers also subjects us to risks arising from the loss of control over processes, and potentially, termination of these services by the third parties. A failure of our third-party providers to perform services in a satisfactory manner may have a significant adverse effect on our business. In addition, our platform interoperates with certain third-party sites. As a result, our results may be affected by the performance of those parties and the interoperability of our platform with other sites. If certain third parties limit certain integration functionality, change their treatment of our services at any time, or experience quality issues, such as bugs and defects, our revenue, results of operations and future prospects may be adversely affected.
We also utilize various types of data, technology, intellectual property and services licensed or otherwise obtained from unaffiliated third parties in order to provide certain elements of our solutions. For example, we rely on cloud computing infrastructure, particularly from Amazon Web Services, or AWS, to host our platform and support our operations. We exercise limited, if any, control over these third parties, including AWS, which increases our vulnerability to problems with the services they provide for us and to security incidents or breaches affecting the data and information they hold or process on our behalf. Any errors, defects, bugs or other vulnerabilities in any third-party data or other technology could result in errors in our solutions that could harm our business, damage our reputation and result in losses in revenue, and we could be required to undertake substantial additional research and expend significant development resources to fix any problems that arise. In addition, licensed data, technology, intellectual property and services may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of these services on commercially reasonable terms, or at all, could result in delays in producing or delivering our solutions until equivalent data, technology, intellectual property or services are identified and integrated, which delays could harm our business. In this situation we would be required to either redesign our solutions to function with such equivalent data, technology, intellectual property or services available from other parties or to develop these components or services ourselves, which would result in increased costs and potential delays in service. Furthermore, we might be forced to limit the features available in our current or future solutions. If we fail to maintain or renegotiate any of these data, technology or intellectual property licenses or services, we could face significant delays and diversion of resources in attempting to develop similar or replacement technology, or to license and integrate a functional equivalent of the relevant data, technology, intellectual property or service. The occurrence of any of these events may have an adverse effect on our business, financial condition, results of operations and future prospects.
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
•an acquisition may require us to incur charges or assume substantial debt or other liabilities, cause adverse tax consequences, expose us to claims and disputes by stockholders and third parties, including intellectual property claims and disputes, and may not generate sufficient financial return to offset any additional costs and expenses related to such acquisition;
•difficulties or unforeseen expenditures in integrating the business, technologies, products, personnel or operations of the acquired company, particularly if key personnel of the acquired company decide not to work for us;
•the inability to retain personnel, key customers, distributors, vendors and other business partners of the acquired business;
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
Our operations and online services also rely on the continued functioning and accessibility of certain physical locations, including product fulfillment locations and data centers operated by AWS or other service providers. These physical locations are vulnerable to damage or interruption from natural disasters, adverse weather conditions, power losses, telecommunication failures, terrorist attacks, human errors or malfeasance, lockdown orders resulting from a public health pandemic or epidemic, break-ins and similar events. The occurrence of any of the foregoing events or other unanticipated problems at our facilities could result in lengthy interruptions in our services. We may not be able to efficiently relocate our fulfillment and delivery operations due to disruptions in service if one of these events occurs, and our insurance coverage may be insufficient to compensate us for such losses. Because the Los Angeles and Silicon Valley areas, where a large portion of our employees are located, are in earthquake fault zones and because both the Los Angeles area and Frisco, Texas, where a lot of our virtual mail operations are currently located, are subject to the increased risk of wildfires, tornadoes and power outages, we are particularly sensitive to the risk of damage to, or total destruction of, our offices and two key fulfillment and delivery centers. Our insurance limits against any certain losses or expenses that may result from a disruption to our business due to earthquakes or wildfires may not be sufficient to cover all such losses or expenses, and the occurrence of either of these events could adversely affect our business, results of operations, financial condition and future prospects.
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
We are subject to risks related to accepting credit and debit card payments that may harm our business or expose us to additional costs and liabilities
We accept payments from our customers primarily through credit and debit card transactions. Our customers generally pay for transactions in advance by credit or debit card except for certain services provided under installment plans where we allow customers to pay for their order in three or twelve equal payments. Acceptance and processing of credit and debit cards requires that we pay interchange and other fees. In addition, we rely on third parties to provide payment processing services, including the processing of our credit and debit card transactions, and to provide payment collection services. To the extent there are increases in payment processing fees, material changes in the payment ecosystem, such as large re-issuances of payment cards, delays in receiving payments from payment processors, loss of payment partners and/or disruptions or failures in our payment processing systems, including products we use to update payment information, our revenue, operating expenses and results of operation could be adversely impacted. For example, if our processing vendors have problems with our billing software or the billing software malfunctions, we could lose customers who subscribe to our legal plans, registered agent services and other subscription services, which could decrease our revenue. In addition, if our billing software fails to work properly and, as a result, we do not automatically charge our subscribers’ credit cards on a timely basis or at all, our revenue could be adversely affected.
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
Risks Relating to Our Financial Condition, Indebtedness and Capital Requirements
Our results of operations may not immediately reflect downturns or upturns in sales because we recognize revenue from our customers over the term of their paid subscriptions with us
We recognize revenue from paid subscriptions to our services over the respective term of the subscription period. For example, after a short introductory trial period, if any, subscribers can make a subscription commitment, with the upcoming subscription fee paid upon subscribing. As a result, much of our revenue is generated from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. Consequently, shortfalls in demand for our services or declines in new or renewed subscriptions in any one quarter have in the past had, and may again in the future have, a small impact on the revenue that we recognize for that quarter but could negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and potential changes in our pricing policies or rate of customer expansion or retention may not be fully reflected in our results of operations until future periods. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the life of the subscription agreement. As a result, growth in the number of customers could continue to result in our recognition of higher costs and lower revenue in the earlier periods of our subscription agreements. Further, our subscription-based revenue model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers and significant increases in the size of subscriptions with existing customers must be recognized over the applicable subscription term.
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
In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If our financial and operating metrics are not accurate representations of our business, if investors do not perceive our operating metrics to be accurate, or if we discover material inaccuracies in our metrics, our reputation may be harmed, and our business, results of operations, financial condition and future prospects could be adversely affected.
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
We have found material weaknesses in our internal control over financial reporting in the past. Although we remediated our material weaknesses and management concluded that our internal control over financial reporting was effective as of December 31, 2025, we cannot assure you that there will not be additional material weaknesses in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. In addition, any future material weaknesses could result in the loss of investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be negatively affected, and we could be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which would also require additional financial and management resources. Failure to maintain effective control systems required of public companies could also restrict our future access to the capital markets.
The agreement governing our revolving credit facility requires us to meet certain operating and financial covenants and places restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business
The revolving facility that we entered into on July 2, 2021, or, as amended from time to time, the Amended Revolving Facility, contains affirmative and negative covenants, indemnification provisions and events of default. The affirmative covenants include, among others, administrative, reporting and legal covenants, in each case subject to certain exceptions. The negative covenants include, among others, limitations on our and certain of our subsidiaries’ abilities to carry out the following, in each case subject to certain exceptions:
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
The Amended Revolving Facility also contains a financial covenant that requires us to maintain a total net first lien leverage ratio not to exceed 4.50:1.00 on the last day of any fiscal quarter during which our Amended Facility usage exceeds 35% of the Amended Facility capacity. As a result of the restrictions described above, we may be limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders or amend the covenants.
Our ability to comply with the covenants and restrictions contained in the Amended Revolving Facility may be affected by economic, financial and industry conditions beyond our control. The restrictions in the Amended Revolving Facility may prevent us from taking actions that we believe would be in the best interests of our business and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. Our failure to comply with the restrictive covenants and other terms of our indebtedness could result in an event of default, which, if not cured or waived, could result in the lenders declaring all obligations, together with accrued and unpaid interest, immediately due and payable and take control of the collateral, potentially requiring us to renegotiate the Amended Revolving Facility on terms less favorable to us and could also trigger cross-default provisions in other contracts, potentially resulting in serious consequences to our business, results of operations, financial condition and future prospects, including bankruptcy or insolvency. Even if the Amended Revolving Facility is terminated, any additional debt that we incur in the future could subject us to similar or additional covenants.
In addition, the Amended Revolving Facility also permits borrowings denominated in Euros, British pound sterling and other alternative currencies that may be approved by the administrative agent and revolving lenders. Such non-U.S. dollar-denominated debt may not necessarily correspond to the cash flow we generate in such currencies.
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
Our ability to use our NOL carryforwards may be limited
Unused U.S. federal net operating losses, or NOLs, for taxable years beginning before January 1, 2018, may be carried forward for 20 years to offset future taxable income, if any, until such unused NOLs expire. U.S. federal NOLs incurred in taxable years beginning after December 31, 2017, can be carried forward indefinitely and are limited to 80% of taxable income. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards to offset its post-change income or taxes may be limited. We have determined that none of our NOLs will expire solely due to Section 382 limitations. However, we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which may be outside of our control. This could limit the amount of NOLs that we can utilize annually to offset future taxable income or tax liabilities. Subsequent ownership changes and changes to the U.S. tax rules in respect of the utilization of NOLs may further affect the limitation in future years. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California NOLs to offset taxable income and certain business credits to offset California tax liabilities in tax years beginning after 2023 and before 2027.
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
•changes in tax laws, tax treaties, and regulations or the interpretation of them, including the Inflation Reduction Act of 2022, or the IRA, and the One Big Beautiful Bill Act, or the OBBBA;
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
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations
New tax laws, statutes, rules, regulations or ordinances could be enacted at any time. For example, the One Big Beautiful Bill Act, or the OBBBA, which was enacted into law in July 2025, includes significant changes to federal tax law. New tax laws, including the OBBBA, may affect our operating results and financial conditions. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted differently, changed, modified, or repealed at any time. Any such enactment, interpretation, change, modification, or repeal could adversely affect us, possibly with retroactive effect.
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
Risks Relating to Legal, Compliance and Regulatory Matters
Our business and services subject us to complex and evolving U.S. and foreign laws and regulations
Our business involves providing services that meet the legal and other needs of our customers and, as a result, we are subject to a variety of complex and evolving government laws, rules and regulations, including but not limited to, laws and regulations related to labor, advertising, sales and marketing, deceptive trade practices, our subscription offerings and related billing, renewal and cancellation practices, virtual mail, legal document processing services, registered agent services, our legal plans, electronic funds transfer, consumer protection, artificial intelligence, real estate, e-commerce, promotions, intellectual property (e.g., ownership, examination, registration and infringement), postal, anti-bribery and anti-corruption, insurance, foreign exchange controls and cash repatriation restrictions, anti-competition, environmental, health and safety, and other regulated activities. In recent years, there have been significant new and changing regulations in many of these areas and we expect continued heightened focus by the government on many of these areas. In addition, as we expand our products and services and evolve our business models, we may become subject to additional government regulation or increased regulatory scrutiny.
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
Any failure or perceived failure by us to comply with applicable laws and regulations may subject us to regulatory inquiries, claims, suits and prosecutions. We have also incurred in the past, and expect to incur in the future, costs associated with responding to, defending, resolving, and/or settling proceedings, particularly those related to UPL, competitor claims, employee claims and the provision of our services more generally. We can give no assurance that we will prevail in such regulatory inquiries, claims, suits and prosecutions on commercially reasonable terms or at all. Responding to, defending and/or settling regulatory inquiries, claims, suits and prosecutions may be time-consuming and divert management and financial resources or have other adverse effects on our business. A negative outcome in any of these proceedings may result in claims, changes to or discontinuance of some of our services, potential liabilities or additional costs that could have a material adverse effect on our business, results of operations, financial condition, future prospects and brand.
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
If the independent professionals who participate in our or our partners' networks, or otherwise work with LegalZoom as a consultant or contractor, are characterized as employees, we would be subject to employment and withholding liabilities and regulatory risks
We structure our relationships with the independent attorneys and independent accountants who participate in our and our partners' networks in a manner that we believe results in an independent contractor relationship, not an employee relationship. On the other hand, some of our intellectual property offerings are currently fulfilled by our or our subsidiaries’ own lawyers and fulfillment staff. We also use contractors, temporary employees and/or consultants as part of our operations. An independent contractor is generally distinguished from an employee by his or her degree of autonomy and independence in providing services. A high degree of autonomy and independence is generally indicative of a contractor relationship, while a high degree of control is generally indicative of an employment relationship. Tax or other regulatory authorities may in the future challenge our characterization of the independent attorneys who participate in our networks, or the other contractors and consultants used by us. If such regulatory authorities or state, federal or foreign courts were to determine that these attorneys or other contractors and consultants are employees, and not independent contractors, we would be required to withhold income taxes, to withhold and pay social security, Medicare and similar taxes, to pay unemployment and other related payroll taxes and could face allegations of UPL or CPL. We would also be liable for unpaid past taxes and subject to penalties. As a result, any determination that these individuals are our employees could have a material adverse effect on our business, results of operations, financial condition and future prospects. It is also possible that we could face claims of joint employment from the independent professionals who participate in our partner networks or from individuals working as a consultant, temporary employee, or contractor, if they were to pursue employment claims against LegalZoom. If a joint employment relationship is found to exist, joint liability for any successful claims would also likely exist.
Compliance with U.S. and foreign privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and store data, and the failure to comply with such requirements could subject us to significant fines and penalties, which could adversely affect our business, financial condition and reputation
In the ordinary course of business, we collect and otherwise process information from and about our customers and others, which include personal information and other data. As a result, aspects of our business are subject to laws, rules, regulations and other obligations (such as contracts and privacy notices) relating to privacy and the collection, use and security of personal information. In the United States, federal, state and local governments have enacted or introduced comprehensive data privacy laws and regulations, including the California Consumer Privacy Act of 2018. Many other U.S. states have enacted, or have proposed enacting, similar comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices, conducting privacy and security assessments, obtaining consumer consent and affording residents with certain rights concerning their personal data. The exercise of these rights may impact our business and ability to provide our products and services. These state laws allow for statutory fines for noncompliance. Outside the U.S., an increasing number of laws, regulations and industry standards govern data privacy and security. For example, we are also subject to the European Union’s General Data Protection Regulation, or GDPR, with respect to some portions of activities. In addition, we are subject to the terms of our privacy policies and obligations to third-parties related to privacy, data protection and information security.
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
We currently have a flexible-first work policy, which enables flexibility to work remotely and collaborate in offices. This policy, which results in a predominantly remote workforce, poses additional data security risks to our information technology systems and data, as our personnel work from home and utilize network connections outside our premises. Additionally, future or past business transactions, acquisitions or integrations, including our recent acquisition of Formation Nation, could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Any of the previously identified or similar threats could cause a security breach or other interruption. A security breach or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information.
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
•announcements of technological innovations or new products or services offered by us or our competitors;
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
In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action or other litigation or regulatory investigations. We may be the target of such litigation or investigations in the future, which could result in substantial costs and divert our management’s attention from other business concerns, which could adversely affect our business, results of operations, financial condition and future prospects.
A significant portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is performing well
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. At December 31, 2025, holders of approximately 55 million shares of our common stock, are entitled to rights pursuant to an investors’ rights agreement, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If one or more of these holders of our common stock sells a large number of shares by exercising their registration rights, it has in the past and may in the future adversely affect the market price for our common stock. In addition, if we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired.

Concentration of ownership of our common stock among our existing executive officers, directors and other affiliates may prevent new investors from influencing significant corporate decisions
Based upon shares of our common stock outstanding as of December 31, 2025, our executive officers, directors and other affiliates, in the aggregate, own shares, directly or indirectly, representing approximately 21% of our outstanding common stock. If our executive officers, directors and affiliates acted together, they may be able to significantly influence matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.
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
To identify, assess and manage material risks from cybersecurity threats, our enterprise risk management program considers cybersecurity threat risks alongside other company risks as part of our overall risk assessment process. Our enterprise risk management committee, a multidisciplinary committee that includes our Chief Financial & Operating Officer and Chief Business & Customer Officer and is chaired by our Chief Legal Officer, collaborates with internal subject matter specialists in an effort to gather information for identifying, assessing and managing material cybersecurity risks, such as information related to their severity, likelihood of occurrence and potential mitigation strategies. At least quarterly, our Chief Information Officer and Senior Director, Information Security, meet with our enterprise risk management committee to present and discuss a cybersecurity risk assessment. Key cybersecurity risks are then incorporated into our enterprise risk management framework. To help inform our cybersecurity risk identification, assessment and management, we also employ a range of tools and services, including network and endpoint monitoring, vulnerability assessments, periodic penetration testing, bug bounty program and tabletop exercises.
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
•through policy, practice and contract (as applicable) require employees, as well as third parties who provide services on our behalf, to treat customer information and data with care;
•hold regular meetings of an internal multidisciplinary working group to discuss our cybersecurity incident preparedness;
•run tabletop exercises to simulate a cybersecurity incident and use findings from such exercises in an effort to improve our processes and technologies;
•maintain and regularly review and test a framework designed to help us identify, protect, detect, respond, and recover when there is an actual or potential cybersecurity incident; and
•carry information security risk insurance designed to mitigate potential losses arising from cybersecurity incidents.
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
The audit committee of our board of directors is responsible for overseeing the adequacy and effectiveness of the Company’s information security policies and practices, as well as risks related to information security and cybersecurity. At least semiannually, and more frequently depending upon applicable facts and circumstances, our audit committee receives a presentation on our cybersecurity threat risk management and strategy processes, which covers topics such as our incident response plan, results from third-party assessments, our cybersecurity risk roadmap and any threat risks, cybersecurity incidents or developments, and our progress towards risk-mitigation-related goals. The audit committee receives information related to the foregoing matters from our Chief Information Officer and Senior Director, Information Security, as well as with representatives from our enterprise risk management committee. Our audit committee also receives an annual information security report, which contains information regarding, among other things, the data security processes and procedures that have been implemented across company business units. In addition, our full board of directors is presented with updates on our cybersecurity threat risk management and strategy processes at least annually.
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
Item 2. Properties
Our corporate headquarters are located in Mountain View, California, under a lease expiring in 2029. In March 2025, we completed the sale of our operational headquarters in Austin, Texas, which is discussed in more detail in Note 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We also lease office spaces in other locations throughout the U.S. and internationally. We believe that these facilities are sufficient for our current needs and that additional facilities will be available to accommodate the expansion of our business should they be needed.
Item 3. Legal Proceedings
We are not currently a party to any material legal proceedings. However, from time to time we become subject to legal proceedings, claims and litigation arising in the ordinary course of business, and we anticipate that legal proceedings, claims and litigation could be brought against us in the future.
Item 4. Mine Safety Disclosures
None.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on the Nasdaq Global Select Market under the symbol “LZ.”
Holders of Record
As of February 13, 2026, there were 90 holders of record of our common stock.
Dividend Policy
We have not paid any dividends on our common stock in the last three years and do not intend to pay dividends in the foreseeable future.
Purchases of Equity Securities
In October 2023, our board of directors approved a stock repurchase program authorizing repurchases of our common stock, with no fixed expiration. In May 2025, our board of directors approved a $100.0 million increase in our stock repurchase program, bringing the aggregate amount authorized to $315.0 million. At December 31, 2025, approximately $69.5 million remained available for future repurchases of our common stock under the stock repurchase program. Stock repurchases under this program may be made through any manner, including in open market transactions (including pursuant to Rule 10b5-1 plans), through accelerated stock repurchase agreements, or in privately negotiated transactions with third parties, and in such amounts as management deems appropriate. This stock repurchase program does not obligate us to acquire any particular amount of common stock and may be modified, suspended or terminated at any time at the discretion of our board of directors.
Stock repurchase activity during the three months ended December 31, 2025 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be purchased Under the Plans
October 1, 2025 through October 31, 2025	2,909,376	$9.98	2,909,376	$82,971,621
November 1, 2025 through November 30, 2025	1,174,584	9.55	1,174,584	$71,757,977
December 1, 2025 through December 31, 2025	245,439	9.37	245,439	$69,458,183
Total	4,329,399	$9.83	4,329,399
In February 2026, our board of directors approved a $100.0 million increase in our stock repurchase program, bringing the aggregate amount authorized to $415.0 million.
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
The following graph depicts the total cumulative stockholder return on our common stock from June 30, 2021, the first day of trading of our common stock on the Nasdaq Global Select Market, through December 31, 2025, relative to the cumulative total returns of the Nasdaq Composite Index and Nasdaq CTA Internet Index. The graph assumes an initial investment of $100.00 at the close of trading on June 30, 2021 and the reinvestment of all dividends. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

	June 30, 2021	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
LegalZoom.com, Inc.	$100.00	$42.46	$20.45	$29.85	$19.84	$26.24
Nasdaq Composite	$100.00	$108.20	$73.00	$105.58	$136.81	$165.73
Nasdaq CTA Internet	$100.00	$84.20	$44.15	$71.27	$92.64	$107.77
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
Overview
LegalZoom is a leading online platform for legal services, transforming how individuals and small businesses navigate the legal system. By combining intuitive technology with access to experienced attorneys—whether through our vast independent attorney network or our own law firm—we offer the tools and guidance people need to confidently manage everything from business formation and compliance to intellectual property protection and ongoing business management and legal support. We operate across all 50 states and in over 3,000 counties in the U.S. With over two decades of experience and millions of customers served, LegalZoom helps individuals and small businesses navigate legal needs with confidence.
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
•Our share of small and medium-sized businesses (SMBs). In 2025, business formations represented the largest share of our total transaction orders. Business formations act as an entrance point for many customers to the LegalZoom ecosystem, where they then often purchase a mix of transaction and subscription offerings alongside and after the initial formation transaction. In addition, we are expanding our go-to-market strategy to focus on emerging and established business, which we believe will decrease our dependence on business formations over time. As a result, our operating results depend on the continuation of new business formations in the U.S. and even more so, on our ability to increase our share of new business formations and to attract existing businesses to our platform.
•Ability to enhance customer lifetime value. Our future performance depends on our ability to integrate new products and services into our LegalZoom ecosystem and to increase recurring revenue through subscription offerings. As we continue to optimize our subscription business, including by testing various commercialization strategies for our offerings and introducing new, higher value DIFM subscription offerings, we have experienced and we expect to continue to experience increased volatility across our key business metrics.
•Ability to integrate augmented legal expertise. We believe that the future of legal and small business services involves a combination of AI and human expertise. We aim to utilize AI to drive efficiency and scale, while relying on our team of concierge managers and our independent network of attorneys to provide the judgment and trust that customers need. The extent to which we are able to combine AI with our human expertise in order to drive cost efficiencies and increase the consumption of our DIFM offerings will impact our future results of operations.
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
Subscription revenue—Subscription revenue is generated primarily from subscriptions to our registered agent, compliance packages, attorney advice, legal forms, tax and accounting, virtual mail and eSignature services, and software-as-a-service, or SaaS, subscriptions. We generally recognize revenue from our subscriptions ratably over the subscription term. Subscription terms generally range from thirty days to one year. Subscription revenue also includes amounts earned from third-party providers in connection with lead generation activities, where referred customers purchased services that are subscription in nature. Subscription revenue includes the transaction price allocated to bundled free trials for our subscription services and is net of promotional discounts, cancellations, sales allowances and credit reserves and payments to third-party service providers such as legal plan law firms.
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
Cost of revenue
Cost of revenue includes all costs of providing and fulfilling our services. Cost of revenue primarily includes government filing fees, costs of fulfillment, customer care, and payroll services, and related benefits, including stock-based compensation, and costs of independent contractors for document preparation, telecommunications and data center costs, amortization of acquired developed technology, depreciation and amortization of network computers, equipment and internal-use software, printing, shipping and handling charges, credit and debit card fees, allocated overhead, legal document kit expenses, and sales and use taxes. We defer direct and incremental costs primarily related to government filing fees incurred prior to the associated service meeting the criteria for revenue recognition. These contract assets are recognized as cost of revenue in the same period the related revenue is recognized.
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
Customer acquisition media spend has historically been highest in the first quarter of the year to align with business formation seasonality and we expect this trend to continue to invest in sales and marketing to drive additional revenue, further penetrate our expanding addressable market, and build on our digital brand leadership and awareness. We anticipate that sales and marketing expenses will continue to be our largest operating expense category for the foreseeable future.
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
Interest expense
Interest expense consists primarily of amortization of debt issuance costs related to our amended and restated credit and guaranty agreement, or, as amended, the Amended Revolving Facility as well as interest incurred on the deferred cash consideration associated with the acquisition of Formation Nation.
We expect interest expense to remain insignificant in the near term as we have no outstanding indebtedness. However, we would incur interest expense in the longer term should we draw down on our Amended Revolving Facility or incur other indebtedness.
Interest income
Interest income consists primarily of interest income generated from our investment in money market funds.
Other income, net
Other income, net consists of realized and unrealized foreign currency gains and losses, change in fair value of other equity security, gain on sale of available-for-sale security as well as the loss on debt extinguishment related to the Amended Revolving Facility.

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
At December 31, 2025, we had federal net operating loss, or NOL, carryforwards of $27.5 million, which will begin to expire in 2036. At December 31, 2025, we had state NOL carryforwards of $41.3 million, which will begin to expire in 2026 and we had foreign NOL carryforwards of $32.8 million, which can be carried forward indefinitely and are not subject to expiration. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change, by value, in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its post-change income or taxes may be limited.

We had an ownership change in prior years, and as a result certain federal and state NOLs were limited pursuant to Section 382 of the Code. This limitation has been accounted for in calculating our available NOL carryforwards.
Key Business Metrics
In addition to the measures presented in our consolidated financial statements, we regularly monitor the following financial and operating metrics to evaluate the growth of our business, measure the effectiveness of our marketing efforts, identify trends, formulate financial forecasts and make strategic decisions. For the year ended December 31, 2025, Formation Nation is included in the key business metrics below starting on February 10, 2025, the date we acquired Formation Nation. Prior periods have not been recast.
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
The below table sets forth the number of business formations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	(in thousands)
Number of business formations	500	482
We experienced a 4% increase in business formation transactions during the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to formations driven by our Formation Nation acquisition. Overall U.S. business formations grew by 9% during the year ended December 31, 2025 compared to the year ended December 31, 2024, based on a review of U.S. Census data revealing new applications for EINs.
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
The below table sets forth the number of transactions for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	(in thousands)
Number of transactions	1,117	1,123
We experienced a 1% decrease in the number of transactions during the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily from the decline in beneficial ownership information report filings following a FinCEN ruling on March 21, 2025 that eliminated this filing requirement for U.S. companies, partially offset by the inclusion of transactions from our Formation Nation acquisition and an increase in annual report filings.
Average order value
We define average order value for a given period as total transaction revenue divided by total number of transactions in such period. We consider average order value to be an important metric given that it indicates how much customers are spending on average on our platform per transaction.
The below table sets forth the average order value for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Average order value	$236	$219
Average order value increased by 8% during the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase in average order value was primarily driven by a decrease in the volume of lower-value beneficial ownership information report filings, as well as our acquisition of Formation Nation, which includes higher-value DIFM business formation services.
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
The below table sets forth the number of subscription units as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024
	(in thousands)
Number of subscription units	1,939	1,766
We achieved 10% growth in the number of subscription units from December 31, 2024 to December 31, 2025, primarily driven by an increase in compliance, legal advisory and accounting subscriptions from the bundling of these products into business formation offerings, as well as an increase in virtual mail subscriptions and the inclusion of subscription units from our Formation Nation acquisition.
On a sequential basis, the number of subscription units as of December 31, 2025 decreased 1% from 1,959 thousand subscription units as of September 30, 2025.
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
The below table sets forth ARPU as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024
Average revenue per subscription unit	$266	$263
ARPU increased by 1% as of December 31, 2025 as compared to December 31, 2024 driven primarily by the acquisition of Formation Nation in February 2025, partially offset by our prior discontinuation of new customer acquisition for our tax offerings as well as a shift in mix towards our lower priced subscription offerings, including forms and eSignature, accounting solutions, and legal advisory subscriptions, due to the bundling of these products into certain business formation offerings. On a sequential basis, ARPU as of December 31, 2025 increased 4% compared to September 30, 2025.
Annual small business retention rate
We define annual small business retention rate as the percentage of small business subscription units active as of the last day of the quarter one year ago that were still active subscriptions 12 months later. Small business subscription units represent our subscriptions targeted at our small business customers and include subscriptions for our registered agent and compliance services, our tax solution, our virtual mail, forms and eSignature solutions and our small business legal advisory plan, and exclude subscriptions from our enterprise customers, our prior operations in the U.K. and our consumer legal advisory plan. Annual small business retention rate includes both monthly and annual subscription units and reflects all subscription unit attrition, including as a result of actual business failures of certain of our customers. Our annual small business retention rate as of December 31, 2025 was approximately 58% which was impacted by the anniversary of the bundling of annual forms and eSignature subscriptions into certain business formation offerings, which are typically lower retaining.
The annual small business retention rate as of December 31, 2025 does not include the impact of Formation Nation, as we had no active Formation Nation subscriptions on the last day of the quarter one year ago.
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

Results of Operations
The table below sets forth our consolidated statement of operations data for each of the periods indicated. The period-to-period comparison of financial results should not be considered as a prediction or indicative of our future results.

	Year Ended December 31,
	2025	2024
	(in thousands)
Revenue	$756,043	$681,881
Cost of revenue(1)(2)	257,960	240,093
Gross profit	498,083	441,788
Operating expenses:
Sales and marketing(1)(2)	261,745	207,684
Technology and development(1)(2)	81,941	89,584
General and administrative(1)(2)	143,758	108,939
Gain on sale of assets held for sale	(14,337)	—
Total operating expenses	473,107	406,207
Income from operations	24,976	35,581
Interest expense	(1,294)	(446)
Interest income	7,569	7,850
Other income, net	1,187	98
Income before income taxes	32,438	43,083
Provision for income taxes	17,011	13,120
Net income	$15,427	$29,963
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Cost of revenue	$5,538	$5,833
Sales and marketing	16,810	8,077
Technology and development	15,097	19,573
General and administrative	76,263	38,027
Total stock-based compensation expense	$113,708	$71,510
Stock-based compensation expense increased for the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to a full year of expense recognition in 2025 for our awards with performance conditions as well as those with market-based conditions, or, collectively, PSUs, granted in 2024, compared to a partial year of expense in 2024. Refer to Note 14 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)Includes depreciation and amortization expense for our property and equipment, including capitalized internal-use software and intangible assets as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Cost of revenue	$20,687	$18,902
Sales and marketing	9,261	3,736
Technology and development	8,516	7,688
General and administrative	5,659	4,601
Total depreciation and amortization expense	$44,123	$34,927
Comparison of the Year Ended December 31, 2025 and 2024
Revenue

	Year Ended December 31,
	2025	2024	$ change	% change
	(in thousands, except percentages)
Revenue by type
Transaction	$263,582	$245,692	$17,890	7%
Subscription	492,461	436,189	56,272	13%
Total revenue	$756,043	$681,881	$74,162	11%
The 11% increase in total revenue for the year ended December 31, 2025 compared to the year ended December 31, 2024 was driven by an increase in subscription revenue. Subscription revenue was 65% and 64% of total revenue for the years ended December 31, 2025 and 2024, respectively, and transaction revenue was 35% and 36% of total revenue for the years ended December 31, 2025 and 2024, respectively.
Transaction revenue increased 7% year-over-year for the year ended December 31, 2025 primarily due to approximately $33.2 million in revenue from transactions derived from our acquisition of Formation Nation in February 2025 and an increase in revenue from annual report filing fees and trademark filings, partially offset by a decline in beneficial ownership information report revenue due to the FinCEN ruling on March 21, 2025 that eliminated this filing requirement for U.S. companies.
Subscription revenue increased 13% year-over-year for the year ended December 31, 2025 primarily due to approximately $18.2 million in revenue from subscriptions derived from our acquisition of Formation Nation in February 2025, as well as an 11% increase in revenue from compliance-related subscriptions, an increase in revenue from our virtual mail offering and revenue earned from the 1-800 Accountant partnership entered into in December 2024. Subscription revenue growth was partially offset by our prior discontinuation of new customer acquisition for our tax offering.
Cost of revenue

	Year Ended December 31,
	2025	2024	$ change	% change
	(in thousands, except percentages)
Cost of revenue	$257,960	$240,093	$17,867	7%
Cost of revenue for the year ended December 31, 2025 increased by $17.9 million mainly due to a $15.0 million increase in filing fees primarily due to our acquisition of Formation Nation and annual report filings, a $3.7 million increase in third-party fees for customer fulfillment services, a $3.1 million increase in other cost of service primarily related to acquisition of Formation Nation, a $1.8 million increase in depreciation and amortization expense, and a $1.1 million increase in credit card fees. These increases were partially offset by a $6.8 million decrease in payroll and related benefits due to a decrease in average headcount.

Gross profit

	Year Ended December 31,
	2025	2024	$ change	% change
	(in thousands, except percentages)
Gross profit	$498,083	$441,788	$56,295	13%
The increase in gross profit was driven by a $74.2 million increase in revenue partially offset by a $17.9 million increase in cost of revenue.
Sales and marketing

	Year Ended December 31,
	2025	2024	$ change	% change
	(in thousands, except percentages)
Sales and marketing	$261,745	$207,684	$54,061	26%
Sales and marketing expenses for the year ended December 31, 2025 increased by $54.1 million largely due to a $20.0 million increase in payroll and related benefits resulting from an increase in average sales and marketing headcount primarily related to our Formation Nation acquisition, an $18.0 million increase in customer acquisition marketing spend, an $8.7 million increase in stock-based compensation expense, and a $5.5 million increase in depreciation and amortization expense primarily due to the amortization of intangible assets. Customer acquisition marketing spend was $175.6 million and $157.6 million for the year ended December 31, 2025 and 2024, respectively, primarily due to lower performance marketing spend during the year ended December 31, 2024.
Technology and development

	Year Ended December 31,
	2025	2024	$ change	% change
	(in thousands, except percentages)
Technology and development	$81,941	$89,584	$(7,643)	(9%)
Technology and development expenses for the year ended December 31, 2025 decreased primarily due to a decrease in payroll and related benefits largely due to a decrease in average technology and development headcount including a $4.5 million decrease in stock-based compensation expense during the year ended December 31, 2025.
General and administrative

	Year Ended December 31,
	2025	2024	$ change	% change
	(in thousands, except percentages)
General and administrative	$143,758	$108,939	$34,819	32%
General and administrative expenses for the year ended December 31, 2025 increased by $34.8 million primarily due to an increase of $38.2 million in stock-based compensation expense due to time-based RSUs as well as PSUs granted to eligible employees and members of our senior leadership team in 2024. These increases were partially offset by a $5.2 million decrease in restructuring costs compared to the year ended December 31, 2024.

Gain on sale of assets held for sale

	Year Ended December 31,
	2025	2024	$ change	% change
	(in thousands, except percentages)
Gain on sale of assets held for sale	$(14,337)	$—	$(14,337)	N/A
Gain on sale of assets held for sale for the year ended December 31, 2025 was $14.3 million due to the sale of our operational headquarters on March 31, 2025.
Interest expense

	Year Ended December 31,
	2025	2024	$ change	% change
	(in thousands, except percentages)
Interest expense	$1,294	$446	$848	190%
Interest expense consists primarily of amortization of debt issuance costs related to our Amended Revolving Facility as well as interest incurred on the deferred cash consideration associated with the acquisition of Formation Nation.
Interest income

	Year Ended December 31,
	2025	2024	$ change	% change
	(in thousands, except percentages)
Interest income	$7,569	$7,850	$(281)	(4%)
The change in interest income was primarily due to interest income generated from our money market investments for the year ended December 31, 2025.
Other income, net

	Year Ended December 31,
	2025	2024	$ change	% change
	(in thousands, except percentages)
Other income, net	$1,187	$98	$1,089	1111%
The change in other income, net, between 2025 and 2024 was primarily due to change in fair value of other equity security of $0.3 million and gain on sale of available-for-sale debt security of $0.8 million.
Provision for income taxes

	Year Ended December 31,
	2025	2024	$ change	% change
	(in thousands, except percentages)
Provision for income taxes	$17,011	$13,120	$3,891	30%
Effective tax rate	52%	30%
There was a $3.9 million increase in the provision for income taxes in 2025 as compared to 2024 primarily due to higher nondeductible tax benefits from stock-based compensation and lower research and development tax credits for the year ended December 31, 2025 compared to the year ended December 31, 2024.

Comparison of the Years Ended December 31, 2024 and 2023
For a discussion related to the results of operations and changes in financial condition for the year ended December 31, 2024 compared to the year ended December 31, 2023, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 26, 2025.
Liquidity and Capital Resources
Overview
We fund our operations and capital expenditures from cash flows from operating activities. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes. At December 31, 2025, our principal sources of liquidity were cash and cash equivalents of $203.1 million, which consisted of cash on deposit with banks and money market funds, of which approximately $4.4 million related to our foreign subsidiaries. Our cash and cash equivalents increased by $61.0 million from December 31, 2024 to December 31, 2025, primarily due to cash provided by operating activities, proceeds from stock option exercises primarily by former executive officers in the first quarter of 2025, and proceeds from the sale of a property held for sale, partially offset by repurchases of our common stock, cash paid for the acquisition of Formation Nation, cash paid for shares surrendered for settlement of minimum statutory tax withholding, and purchases of property and equipment.
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
In October 2023, our board of directors approved a stock repurchase program authorizing the repurchase of shares of our common stock from time to time. In May 2025, our board of directors approved a $100.0 million increase in our stock repurchase program, bringing the aggregate amount authorized to $315.0 million. At December 31, 2025, approximately $69.5 million remained available for future repurchases of our common stock under the stock repurchase program. In addition, in February 2026, our board of directors approved an additional $100.0 million increase in our stock repurchase program, bringing the aggregate amount authorized to $415.0 million. For additional information regarding our stock repurchase program, refer to Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” and Note 13 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Borrowings
Revolving Facility
On July 2, 2021, we entered into a $150.0 million amended and restated credit and guaranty agreement with JPMorgan Chase Bank, N.A., as the administrative agent. On July 14, 2025, we entered into an amendment to the amended and restated credit and guaranty agreement that, among other things, decreased the revolving loan commitments to $100.0 million and extended the maturity date of the revolving loan commitments to July 14, 2030. We refer to the amended and restated credit and guaranty agreement, as amended from time to time, as the Amended Revolving Facility. The Amended Revolving Facility provides for the issuance of up to $20.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, in an amount of up to $10.0 million. At December 31, 2025, we had no borrowings outstanding and $100.0 million was available for use under our Amended Revolving Facility.
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
We are required to pay a commitment fee in respect of unutilized commitments under the Amended Revolving Facility. The commitment fee is, initially, 0.35% per annum. The commitment fee is subject to a reduction of 0.10% if the total net first lien leverage ratio does not exceed 3.50 to 1.00 and an additional reduction of 0.05% if the total net first lien leverage ratio does not exceed 1.00 to 1.00. We are also required to pay customary letter of credit fees and agency fees. U.S. dollar borrowings under the Amended Revolving Facility bear interest at a rate per annum equal to, at the borrower’s option, either (a) the Secured Overnight Financing Rate, or Term SOFR, plus a margin ranging from 2.00% to 1.25% or (b) a margin ranging from 1.00% to 0.25% plus the highest of (i) the administrative agent’s prime rate, (ii) the Federal Funds rate plus 0.50% or (iii) one-month Term SOFR plus 1%. The interest rate margins under the Amended Revolving Facility are subject to one reduction of 0.25%, a second reduction of 0.25% and a further reduction of 0.25% each upon achieving total net first lien leverage ratios of 3.50 to 1.00, 2.50 to 1.00 and 1.00 to 1.00, respectively.
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
Cash flows
The following table sets forth a summary of our cash flows for the periods indicated:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	178,197	135,639
Net cash used in investing activities	(40,077)	(35,696)
Net cash used in financing activities	(77,256)	(183,285)
Effect of exchange rate changes on cash and cash equivalents	172	(313)
Net increase (decrease) in cash and cash equivalents	61,036	(83,655)
For a discussion of our cash flows for the year ended December 31, 2023, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 26, 2025.
Net cash provided by operating activities
Our largest source of operating cash is cash collections from our customers for our transaction products and subscription services. Our primary uses of cash in operating activities are for our fulfillment, production and customer care costs, employee salaries and benefits, sales and marketing expenses and third-party consulting expenses. Net cash provided by operating activities is impacted by our net income adjusted for certain non-cash items, including depreciation and amortization expense, stock-based compensation and gain on sale of assets held for sale, as well as the effect of changes in operating assets and liabilities.
In 2025, cash provided by operating activities was $178.2 million resulting from net income of $15.4 million, adjusted for stock-based compensation and other non-cash expenses of $153.5 million and net cash flows provided by changes in operating assets and liabilities of $9.3 million. The $9.3 million of net cash flows provided by changes in our operating assets and liabilities included a $19.3 million increase in deferred revenue largely due to the growth of our subscription units, which are predominantly billed in advance of our revenue recognition, partially offset by a $12.1 million increase in accounts receivable, prepaid expenses and other current assets.
In 2024, cash provided by operating activities was $135.6 million resulting from net income of $30.0 million, adjusted for stock-based compensation and other non-cash expenses of $104.9 million and net cash flows provided by changes in operating assets and liabilities of $0.8 million. The $0.8 million of net cash flows provided by changes in our operating assets and liabilities included a $6.6 million increase in deferred revenue largely due to growth of our subscription units, which are predominantly billed in advance of our revenue recognition, and a net $0.5 million decrease in accounts receivable, prepaid expenses and other current assets, partially offset by a $6.9 million decrease in accounts payable, accrued expenses and other liabilities, and operating lease liabilities due to the timing of our payments.
Net cash used in investing activities
Our primary investing activities have historically consisted primarily of capital expenditures to purchase property and equipment necessary to support our customer contact center, network and operations, the capitalization of internal-use software necessary to develop and maintain our platform and deliver new products and features, which provide value to our customers, business acquisitions and investments in other companies. As our business grows, we expect our capital expenditures to continue to increase. In 2025, we engaged in additional investing activities in regards to our acquisition of Formation Nation and the sale of our operational headquarters.
In 2025, net cash used in investing activities was $40.1 million, resulting primarily from $48.5 million used for the acquisition of Formation Nation, net of cash acquired and $30.3 million in purchases of property and equipment, including capitalized internal-use software, partially offset by $37.1 million in proceeds from the sale of our operational headquarters.
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
In 2025, net cash used in financing activities was $77.3 million, primarily resulting from $80.5 million in repurchases of common stock under our stock repurchase program and a $40.4 million settlement of minimum statutory tax withholding upon vesting of RSUs, partially offset by $45.8 million in proceeds from the issuance of stock under employee stock plans.
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
Commitments
We have non-cancelable agreements with various vendors, which require us to pay $55.1 million over a four-year period, of which $41.2 million remains to be paid as of December 31, 2025.
Lease Obligations
At December 31, 2025, we had various non-cancelable operating leases for office space, which expire between June 2026 and June 2033. At December 31, 2025, we had total minimum operating lease maturities of $16.3 million, $4.5 million of which mature within twelve months. See Note 8 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding our future operating lease payments.
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
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net income adjusted to exclude interest expense, interest income, provision for (benefit from) income taxes, depreciation and amortization, other expense (income), net, stock-based compensation and certain non-recurring income and expenses from time to time. We define Adjusted EBITDA margin as Adjusted EBITDA as a percentage of revenue. We define net income margin as net income as a percentage of revenue based on our consolidated financial statements.
Adjusted EBITDA is one of the primary performance measures used by our management and our board of directors to understand and evaluate our financial performance and operating trends, including period-to-period comparisons, preparing and approving our annual budget and operational performance. In assessing our performance, we exclude certain expenses that we believe are not comparable period over period or that we believe are not indicative of our underlying operating performance. There are a number of limitations related to the use of Adjusted EBITDA rather than net income, which include that Adjusted EBITDA:
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
The following table presents a reconciliation of net income to Adjusted EBITDA for each of the periods indicated:

	Year Ended December 31,
	2025	2024
	(in thousands)
Reconciliation of net income to Adjusted EBITDA
Net income	$15,427	$29,963
Interest expense	1,294	446
Interest income	(7,569)	(7,850)
Provision for income taxes	17,011	13,120
Depreciation and amortization	44,123	34,927
Other income, net	(1,187)	(98)
Stock-based compensation	113,708	71,510
Acquisition and related expenses(1)	2,869	—
Gain on sale of assets held for sale	(14,337)	—
Restructuring costs(2)	854	6,096
Adjusted EBITDA	$172,193	$148,114
Net income margin	2%	4%
Adjusted EBITDA margin	23%	22%
(1)     For 2025, acquisition and related expenses are primarily related to our acquisition of Formation Nation. Additional costs incurred are related to the evaluation and pursuit of strategic transactions.

(2)    For 2025 and 2024, restructuring costs related to the reduction of our U.S. headcount. Restructuring expenses include salary and benefits for the impacted employees and are included in general and administrative expenses in the accompanying consolidated statements of operations appearing elsewhere in this Annual Report on Form 10-K.
The increase in Adjusted EBITDA of $24.1 million for the year ended December 31, 2025 reflects an increase in revenue of $74.2 million, which was partially offset by an increase in cost of revenue, excluding non-cash and non-recurring items, of $16.4 million, and a $33.7 million increase in operating expenses, excluding non-cash and non-recurring items.
Free cash flow
Free cash flow is a liquidity measure used by management in evaluating the cash generated by our operations after purchases of property and equipment including capitalized internal-use software. We believe free cash flow provides useful information to management and investors about the amount of cash generated by our business that can be used for strategic opportunities, including investing in our business and strengthening our balance sheet once our business needs and obligations are met. The usefulness of free cash flow as an analytical tool has limitations because it excludes certain items that are settled in cash, does not represent residual cash flow available for discretionary expenses, does not reflect our future contractual commitments, and may be calculated differently by other companies in our industry.
The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable GAAP measure, to free cash flow:

	Year Ended December 31,
	2025	2024
	(in thousands)
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow
Net cash provided by operating activities	$178,197	$135,639
Purchase of property and equipment	(30,277)	(35,696)
Free cash flow	$147,920	$99,943
The increase in our free cash flow of $48.0 million for the year ended December 31, 2025 was primarily due to a $42.6 million increase in net cash provided by operating activities. The increase in net cash provided by operating activities resulted from a $34.1 million increase in net income after adjusting for stock-based compensation and other non-cash items, and an $8.5 million favorable change in our operating assets and liabilities. Free cash flow was also impacted by lower capital expenditures for the purchase of property and equipment, including capitalization of internal-use software.
Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for further information on certain accounting standards adopted in 2025 and recent accounting announcements that have not yet been required to be implemented and may be applicable to our future operations.
Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, however not limited to, revenue recognition, sales allowances and credit reserves, available-for-sale debt securities, recoverability of long-lived assets and goodwill, income taxes, commitments and contingencies, valuation of assets and liabilities acquired in business combinations and stock-based compensation. Actual results could differ materially from those estimates. Our most critical accounting policies and estimates are summarized below. See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion of our other significant accounting policies.
Revenue recognition
We derive our revenue from the following sources:
Transaction revenue—Transaction revenue is primarily generated from our customized legal document services upon fulfillment of these services. Transaction revenue includes filing fees and is net of cancellations, promotional discounts, sales allowances and credit reserves. We also earn fees from third-party providers in connection with lead generation activities, where referred customers purchase services that are transactional in nature.
Subscription revenue—Subscription revenue is generated primarily from subscriptions to our registered agent, compliance packages, attorney advice, legal forms, tax and accounting, virtual mail and eSignature services, and SaaS subscriptions. We generally recognize revenue from our subscriptions ratably over the subscription term. Subscription terms generally range from thirty days to one year. Subscription revenue also includes amounts earned from third-party providers in connection with lead generation activities, where referred customers purchase services that are subscription in nature. Subscription revenue includes the transaction price allocated to bundled free trials for our subscription services and is net of promotional discounts, cancellations, sales allowances and credit reserves and payments to third party service providers.
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
Our customers generally pay for transactions in advance by credit or debit card except for certain services provided under installment plans where we allow customers to pay for their order in three or twelve equal payments. The first installment due under the installment plans is charged to the customer’s debit or credit card on the date the order is placed, and the remaining installments are generally charged on a monthly basis thereafter. We recognize revenue for the amount we expect to be entitled to for providing the services to our customers. The total fees collected by us for our services include, as applicable, expedited services fees, government filing fees and shipping fees.
Subscription services are generally paid monthly or annually in advance of the subscription period except for virtual mail subscriptions, which are invoiced monthly in arrears. Amounts collected in advance of revenue recognition are recorded in deferred revenue. Customers may pay for services, however, may not provide the necessary information to complete a transaction. We attempt to contact the customer to complete the abandoned order. We recognize revenue on abandoned services, or breakage, when it is likely to occur and the amount can be recognized without significant risk of reversal. We recognize breakage in proportion to the pattern of rights exercised by the customer. Judgment is required to determine the amount of breakage and when breakage is likely to occur, which we estimate based on historical data of breakage for similar services.
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
In arrangements in which we are the principal, we record as revenue the amounts we have billed to our customer, net of sales allowance, and we record the fee payable to the third party as cost of revenue. We are the principal in most of our legal document preparation, tax advisory and preparation, and registered agent services, including legal entity formations and similar arrangements and formation. For these services, revenue includes filing and similar fees. Our alternative business structures, or ABS, offer legal advisory services that are marketed through our websites. Our ABS provides independent legal advice to our customers and is directly responsible for, and control the fulfillment of, the legal services. Accordingly, for services provided by our ABS, we recognize revenue as the principal.
In arrangements in which we are not the principal, we record revenue on a net basis, which is equal to the amount billed to our customer, net of sales allowances and the fee payable to the third party or partner that is primarily responsible for performing the services for the customer. Except for our Arizona ABS, we are not a law firm in the U.S. and cannot provide legal advice through our U.S. entities. Therefore, the participating independent law firms in our legal plans control the service to the customer and have the primary service obligation to provide attorney consultations to our customers, for which we pay the law firms a monthly fee. For these arrangements, we recognize revenue on a net basis as an agent. For other services provided by third parties, including deed transfer, accounting, revenue is recognized net of fees payable to third-parties. For partner revenue, we receive a fee for the referral of our customer to the partner or we retain a portion of the fee paid by the customer and share the remainder with the partner. Our partner controls the service to the customer and the partner is responsible for fulfilling the referred service to the customer, accordingly, we recognize revenue for these arrangements on a net basis.
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
For our goodwill impairment test performed in the fourth quarter of 2025 and 2024, the fair value of our consolidated reporting unit significantly exceeded our carrying value.
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
The Black-Scholes option pricing model and the Monte Carlo simulation model requires us to make certain assumptions including the fair value of our underlying common stock, the expected term, the expected stock price volatility, the risk-free interest rates and the expected dividend yield of our common stock. These assumptions, other than the fair value of our common stock, are estimated as follows:
•Expected term. The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. The expected term of options granted is estimated based upon actual historical exercise and post-vesting cancellations, adjusted for expected future exercise behavior. The expected term of RSUs is defined as the remaining term from the grant date to the end of the performance period.
•Risk-free interest rate. The risk-free interest rate assumption is based upon observed interest rates on the U.S. government securities appropriate for the expected term of our stock options and RSUs with market condition.
•Expected volatility. Because our common stock has limited publicly traded history, we estimate the expected volatility from the historical volatility of selected public companies with comparable characteristics to us, including similarity in size, lines of business, market capitalization and revenue and financial leverage. We determine the expected volatility assumption using the frequency of daily historical prices of comparable public companies’ common stock for a period equal to the expected term of the options. We periodically assess the comparable companies and other relevant factors used to measure expected volatility for future stock options and RSUs with market conditions grants.
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
The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If we had made different assumptions, our stock-based compensation expense, and our net income for 2025, 2024 and 2023 may have been materially different.

Options. We did not grant any stock options during the year ended December 31, 2025 or 2024. The weighted-average assumptions that were used to calculate the grant-date fair-value of our stock options granted during the year ended December 31, 2023 were as follows:

Year Ended December 31,
2023
Expected life (years)	5.9
Risk-free interest rate	3.4%-3.8%
Expected volatility	50.4%-50.7%
Expected dividend yield	—
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
Interest rate fluctuation risk
At December 31, 2025 and 2024, we had cash and cash equivalents of $203.1 million and $142.1 million, respectively, which consisted of cash on deposit with banks and in short-term highly-liquid money market funds. Interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We had no outstanding debt subject to interest rate risk as of December 31, 2025 and 2024, and, as a result, we do not expect to be exposed to fluctuations in interest rates for the foreseeable future. However, we would be subject to fluctuation in interest rates if we draw down under our Amended Revolving Facility, including issuance of any letters of credit.
Foreign currency exchange risk
We have foreign currency risks related to our revenue, expenses, and intercompany balances denominated in currencies other than our functional currency, the U.S. Dollar, principally GBP. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany loans that are denominated in currencies other than the U.S. Dollar. We recognized foreign currency transaction loss of $0.1 million in the year ended December 31, 2025. A 10% adverse change in foreign exchange rates on foreign-denominated accounts including intercompany balances, for the year ended December 31, 2025 would be immaterial. In the event our non-U.S. Dollar-denominated sales and expenses increase, our results of operations may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities could have on our results of operations.
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
LEGALZOOM.COM, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of LegalZoom.com, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of LegalZoom.com, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded Formation Nation, Inc. (“Formation Nation”) from its assessment of internal control over financial reporting as of December 31, 2025, because it was acquired by the Company in a purchase business combination during 2025. We have also excluded Formation Nation from our audit of internal control over financial reporting. Formation Nation is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent less than 1% and approximately 7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.

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

Revenue Recognition

As described in Note 2 to the consolidated financial statements, the Company’s total consolidated revenue was $756.0 million for the year ended December 31, 2025. The Company recognizes revenue when the performance obligation is satisfied by transferring the promised good or service to the customer. For transaction-based services, revenue is generally recognized at a point-in-time when the services are delivered to the customer. For subscription-based services, revenue is generally recognized on a straight-line basis over the subscription term. Revenue earned from leads generated to third-party providers is recognized at a point-in-time when the related performance-based criteria have been met. Services can generally either be purchased on a stand-alone basis or bundled together as part of a package of services. Accordingly, a significant number of the Company’s arrangements include multiple performance obligations. The transaction price is based on the contractual amounts and is allocated to each separate performance obligation based on the amount of consideration which management expects to be entitled in exchange for the services provided.

The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of revenue at the transaction price based on contractual amounts. These procedures also included, among others, testing the revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as invoices, customer contracts, proof of fulfillment, and subsequent payment receipts.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 23, 2026
We have served as the Company’s auditor since 2006.

LegalZoom.com, Inc.
Consolidated Balance Sheets
(In thousands, except par values)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$203,100	$142,064
Accounts receivable, net of allowances of $2,281 and $2,121, respectively	20,589	8,511
Prepaid expenses and other current assets	18,234	17,926
Current assets held for sale	—	22,722
Total current assets	241,923	191,223
Property and equipment, net	58,045	59,788
Goodwill	140,705	63,318
Intangible assets, net	18,152	8,653
Operating lease right-of-use assets	13,414	7,189
Deferred income taxes	31,884	34,696
Available-for-sale debt security (amortized cost of $0 and $848), respectively	—	1,377
Other assets	7,399	7,639
Total assets	$511,522	$373,883
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$27,167	$31,150
Accrued expenses and other current liabilities	83,361	57,928
Deferred revenue	203,653	174,643
Operating lease liabilities	4,338	1,861
Total current liabilities	318,519	265,582
Operating lease liabilities, non-current	10,025	6,018
Deferred revenue	277	381
Other liabilities	10,819	8,645
Total liabilities	339,640	280,626
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value 100,000 shares authorized at December 31, 2025 and 2024, none issued or outstanding at December 31, 2025 and 2024	—	—
Common stock, $0.001 par value; 1,000,000 and 1,000,000 shares authorized; 177,624 and 173,619 shares issued and outstanding at December 31, 2025 and 2024, respectively	179	175
Additional paid-in capital	1,305,936	1,161,538
Accumulated deficit	(1,134,414)	(1,069,317)
Accumulated other comprehensive income	181	861
Total stockholders’ equity	171,882	93,257
Total liabilities and stockholders’ equity	$511,522	$373,883
The accompanying notes are an integral part of these consolidated financial statements

LegalZoom.com, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue	$756,043	$681,881	$660,727
Cost of revenue	257,960	240,093	239,263
Gross profit	498,083	441,788	421,464
Operating expenses:
Sales and marketing	261,745	207,684	210,872
Technology and development	81,941	89,584	83,181
General and administrative	143,758	108,939	106,352
Gain on sale of assets held for sale	(14,337)	—	—
Total operating expenses	473,107	406,207	400,405
Income from operations	24,976	35,581	21,059
Interest expense	(1,294)	(446)	(493)
Interest income	7,569	7,850	9,307
Other income, net	1,187	98	1,621
Income before income taxes	32,438	43,083	31,494
Provision for income taxes	17,011	13,120	17,541
Net income	$15,427	$29,963	$13,953
Net income — basic:	$15,427	$29,963	$13,953
Net income — diluted:	$15,427	$29,963	$13,953
Net income per share:
Net income per share — basic:	$0.09	$0.17	$0.07
Net income per share — diluted:	$0.08	$0.16	$0.07
Weighted-average shares used to compute net income per share:
Weighted-average shares used to compute net income per share — basic:	178,798	180,210	190,466
Weighted-average shares used to compute net income per share — diluted:	184,690	182,865	194,415
The accompanying notes are an integral part of these consolidated financial statements

LegalZoom.com, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$15,427	$29,963	$13,953
Other comprehensive (loss) income, net of tax:
Change in foreign currency translation adjustments	(283)	475	(1,370)
Change in available-for-sale debt securities:
Unrealized gains, net	89	154	105
Reclassification adjustment for net gain on available-for-sale debt securities included in net income	(486)	—	—
Total change in available-for-sale debt securities	(397)	154	105
Total other comprehensive (loss) income	(680)	629	(1,265)
Total comprehensive income	$14,747	$30,592	$12,688
The accompanying notes are an integral part of these consolidated financial statements

LegalZoom.com, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	190,822	$190	$1,032,550	$(891,862)	$1,497	$142,375
Issuance of common stock upon exercise of stock options and ESPP	976	1	8,444	—	—	8,445
Issuance of common stock upon vesting of restricted stock unit awards	3,438	3	(3)	—	—	1
Shares surrendered for settlement of minimum statutory tax withholdings	(829)	—	(9,587)	—	—	(9,587)
Stock-based compensation	—	—	70,071	—	—	70,071
Repurchase and retirement of common stock	(5,868)	(6)	—	(54,867)	—	(54,873)
Stock repurchase costs	—	—	—	(100)	—	(100)
Stock repurchase excise tax	—	—	—	(185)	—	(185)
Other comprehensive loss	—	—	—	—	(1,265)	(1,265)
Net income	—	—	—	13,953	—	13,953
Balance at December 31, 2023	188,538	$189	$1,101,474	$(933,061)	$232	$168,834
Issuance of common stock upon exercise of stock options and ESPP	651	1	2,413	—	—	2,414
Issuance of common stock upon vesting of restricted stock unit awards	5,875	6	(6)	—	—	—
Shares surrendered for settlement of minimum statutory tax withholdings	(2,217)	(2)	(19,820)	—	—	(19,822)
Stock-based compensation	—	—	77,477	—	—	77,477
Repurchase and retirement of common stock	(19,228)	$(19)	$—	$(164,972)	$—	$(164,991)
Stock repurchase excise tax	—	—	—	(1,247)	—	(1,247)
Other comprehensive income	—	—	—	—	629	629
Net income	—	—	—	29,963	—	29,963
Balance at December 31, 2024	173,619	$175	$1,161,538	$(1,069,317)	$861	$93,257
Issuance of common stock upon exercise of stock options and ESPP	4,749	5	45,773	—	—	45,778
Issuance of common stock upon vesting of restricted stock unit awards	9,443	9	(9)	—	—	—
Issuance of common stock for acquisition	2,205	2	20,045	—	—	20,047
Shares surrendered for settlement of minimum statutory tax withholdings	(4,102)	(4)	(40,383)	—	—	(40,387)
Stock-based compensation	—	—	118,972	—	—	118,972
Repurchase and retirement of common stock	(8,290)	(8)	—	(80,524)	—	(80,532)
Other comprehensive loss	—	—	—	—	(680)	(680)
Net income	—	—	—	15,427	—	15,427
Balance at December 31, 2025	177,624	179	$1,305,936	$(1,134,414)	$181	$171,882
The accompanying notes are an integral part of these consolidated financial statements

LegalZoom.com, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income	$15,427	$29,963	$13,953
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,123	34,927	25,383
Amortization of debt issuance costs	210	227	227
Amortization of right-of-use assets	3,287	2,132	2,692
Stock-based compensation	113,708	71,510	66,015
Gain on sale of assets held for sale	(14,337)	—	—
Change in fair value of other equity security	(302)	—	—
Gain on sale of available-for-sale debt security	(758)	—	—
Deferred income taxes	6,634	(4,552)	4,712
Change in fair value of contingent consideration	—	—	(836)
Unrealized foreign exchange loss (gain)	75	648	(1,387)
Non-cash interest expense	548	—	—
Other	293	—	(39)
Changes in operating assets and liabilities, net of effects of business combination:
Accounts receivable	(11,802)	3,227	1,441
Prepaid expenses and other current assets	(252)	(2,775)	1,557
Other assets	926	707	435
Accounts payable	(3,657)	(817)	5,025
Accrued expenses and other liabilities	7,147	(4,156)	4,119
Operating lease liabilities	(2,647)	(1,942)	(2,319)
Income tax payable	255	(44)	(4)
Deferred revenue	19,319	6,584	3,334
Net cash provided by operating activities	178,197	135,639	124,308
Cash flows from investing activities
Acquisitions, net of cash acquired	(48,468)	—	—
Purchase of property and equipment	(30,277)	(35,696)	(31,593)
Proceeds from sale of available-for-sale debt security	1,617	—	—
Proceeds from sale of assets held for sale	37,051	—	—
Other	—	—	38
Net cash used in investing activities	(40,077)	(35,696)	(31,555)
Cash flows from financing activities
Repayment of finance lease obligations	(2)	(25)	(35)
Payment of debt issuance costs	(841)	—	—
Repurchase of common stock	(80,532)	(165,014)	(54,873)
Payment of share repurchase excise taxes and repurchase costs	(1,264)	(169)	(100)

LegalZoom.com, Inc.
Consolidated Statements of Cash Flows (continued)
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Shares surrendered for settlement of minimum statutory tax withholding	(40,387)	(20,491)	(9,587)
Proceeds from issuance of stock under employee stock plans	45,770	2,414	8,445
Net cash used in financing activities	(77,256)	(183,285)	(56,150)
Effect of exchange rate changes on cash and cash equivalents	172	(313)	34
Net increase (decrease) in cash and cash equivalents	61,036	(83,655)	36,637
Cash and cash equivalents, at beginning of the period	142,064	225,719	189,082
Cash and cash equivalents, at end of the period	$203,100	$142,064	$225,719
Reconciliation of cash and cash equivalents in the consolidated balance sheets
Cash and cash equivalents	$203,100	$142,064	$225,719
Non-cash operating, investing, and financing activities:
Right of use assets obtained in exchange of operating lease liabilities (excluding right-of-use assets acquired as part of business acquisition)	$5,627	$803	$63
Capitalized stock-based compensation	5,264	5,967	4,056
Purchase of property and equipment included in accounts payable and accrued expenses and other current liabilities	1,520	2,342	2,577
Issuance of common stock for acquisition consideration	20,047	—	—
Accrued stock repurchase excise tax	—	1,247	185
Acquisition related deferred consideration	12,729	—	—
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
LegalZoom.com, Inc. is a leading online platform for legal services, transforming how individuals and small businesses navigate the legal system. By combining intuitive technology with access to experienced attorneys—whether through our vast independent attorney network or our own law firm—we offer the tools and guidance people need to confidently manage everything from business formation and compliance to intellectual property protection and ongoing business management and legal support. With over two decades of experience and millions of customers served, LegalZoom, Inc. helps individuals and small businesses navigate legal needs with confidence.
On February 10, 2025, we acquired all of the outstanding equity interests of Formation Nation, a small business services company with a range of legal and business solutions, for a total consideration of $83.2 million consisting of cash, net working capital adjustments and equity consideration comprising 2,205,445 restricted shares of our common stock.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, however not limited to, revenue recognition, sales allowances and expected credit loss allowances, available-for-sale debt security, other equity security, recoverability of long-lived assets and goodwill, income taxes, commitments and contingencies, valuation of assets and liabilities acquired in business combinations, and fair value of stock-based compensation. Actual results could differ materially from those estimates. On an ongoing basis, we evaluate the estimates compared to historical experience and other factors including the current economic and regulatory environment, which form the basis for our judgments about the carrying value of assets and liabilities.
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
Transaction costs associated with business combinations are expensed as incurred and are included in general and administrative expenses in the consolidated statements of operations.
Segment and Geographic Information
Our Chief Executive Officer, as the Chief Operating Decision Maker, or CODM, organizes our company, manages resource allocations, and measures performance on the basis of our one operating segment. Refer to Note 21 to our consolidated financial statements.
Foreign Currency
The British Pound Sterling is the functional currency for our foreign subsidiaries domiciled in the U.K. The financial statements of these foreign subsidiaries are translated to U.S. Dollars using period-end rates of exchange for assets and liabilities, historical rates of exchange for equity, and average rates of exchange for the period for revenue and expenses. Translation gains and losses are recorded in accumulated other comprehensive income as a component of our consolidated statements of stockholders’ equity. We recognized foreign currency transaction loss in the consolidated statement of operations of $0.1 million for 2025, a loss of $0.6 million for 2024, and a gain of $1.4 million for 2023.
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
At December 31, 2025, our financial assets recorded at fair value on a recurring basis consist of cash equivalents. At December 31, 2024 our financial assets recorded at fair value on a recurring basis consist of cash equivalents and an available-for-sale debt security. The cash equivalent consists of money market funds valued using quoted prices in active markets, which represents Level 1 inputs in the fair value hierarchy. The available-for-sale debt security is valued using a Monte Carlo simulation, which include inputs that represent Level 3 inputs in the fair value hierarchy.
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
Due to a large and diverse customer base, no individual customer represented more than 10% of total revenue in December 31, 2025, 2024 or 2023. At December 31, 2025, there was one partner with an outstanding balance of 10% or more of our total accounts receivable balance. At December 31, 2024, there were no customers with an outstanding balance of 10% or more of our total accounts receivable balance.
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with original maturities of ninety days or less at the date of purchase. At December 31, 2025 and 2024, our cash consisted of bank account deposits and our cash equivalents consisted of $180.8 million and $114.7 million, respectively, invested in money market funds.

Accounts Receivable and Allowance for Credit Losses
Our accounts receivable balances, which are not collateralized and do not bear interest, primarily consist of amounts receivable from our credit and debit card merchant processors, customer receivables, and fees due from third parties for services purchased by our customers from such third parties. We reduce our accounts receivable for sales allowances and a reserve for potentially uncollectible receivables. We determine the amount of the allowances based on various factors, including historical collection experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect our ability to collect from customers. Account balances are charged off against the allowance when we determine that it is not probable we will collect the receivable. At December 31, 2025 and 2024, the allowance for credit losses was not material.
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
Available-for-sale Debt Security
We have historically held a long-term investment in a privately held company through the purchase of a convertible promissory note. This investment was classified as an available-for-sale debt security. For available-for-sale debt securities that have the estimated fair values below their amortized cost basis, we evaluate our intent to sell the security or whether we will more likely than not be required to sell the security before recovery of its amortized cost basis. If either of these criteria are met, the security’s amortized cost basis is written down to its fair value through earnings. If these criteria are not met, we evaluate whether the decline in fair value has resulted from credit loss or other factors. If the assessment indicates a credit loss exists, the credit-related portion of the loss is recorded as allowance for credit loss with a corresponding credit loss expense, included in the consolidated statement of operations. If the assessment indicates a credit loss does not exist, impairment is recognized in other comprehensive (loss) income, net of applicable taxes.
Investment in Other Equity Security
We hold an investment in an equity security of a privately held company, which does not have readily determinable fair value. We have elected to measure this non-marketable investment at cost, with remeasurements to fair value only upon the occurrence of observable price changes in orderly transactions for identical or similar securities of the same issuer, or in the event of any impairment. This election is reassessed each reporting period to determine whether a non-marketable equity security has a readily determinable fair value, in which case they would no longer be eligible for this election. We evaluate our non-marketable equity security for impairment at each reporting period based on a qualitative assessment that considers various potential impairment indicators. If an impairment exists, a loss is recognized in the consolidated statements of operations for the amount by which the carrying value exceeds the fair value of the investment. We include investment in other equity security within other assets in the accompanying consolidated balance sheets.
Assets Held for Sale
We classified long-lived assets or asset groups we planned to sell as held for sale on our consolidated balance sheets after certain criteria were met including: management had the authority and committed to a plan to sell the asset, the asset was available for immediate sale in its present condition, an active program to locate a buyer and the plan to sell the asset was initiated, the sale of the asset was probable within twelve months (subject to events and circumstances outside our control which could have extended the period required to complete the sale beyond one year), the asset was being actively marketed at a reasonable sales price relative to its current fair value, and it was unlikely that the plan to sell will be withdrawn or that significant changes to the plan would be made. We recorded assets or asset groups held for sale at the lower of their carrying value or fair value less costs to sell. Once classified as held for sale, depreciation and amortization was not recorded for any long-lived assets.
Leases
We determine whether an arrangement is a lease, or contains a lease, at inception if we are able to identify an asset and can conclude we have the right to control the identified asset for a period of time. Leases are included in operating lease right-of-use, or ROU, assets and operating lease liabilities in the accompanying consolidated balance sheets. Leases with an initial term of twelve months or less are not recorded in our accompanying consolidated balance sheets.
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
Subscription revenue—Subscription revenue is generated primarily from subscriptions to our registered agent, compliance packages, attorney advice, legal forms, tax and accounting, virtual mail, eSignature services, and SaaS subscriptions. We generally recognize revenue from our subscriptions ratably over the subscription term. Subscription terms generally range from thirty days to one year. Subscription revenue also includes amounts earned from third-party providers in connection with lead generation activities, where referred customers purchased services that are subscription in nature. Subscription revenue includes the transaction price allocated to bundled free trials for our subscription services and is net of promotional discounts, cancellations, sales allowances and credit reserves and payments to third-party service providers.
For transaction and subscription revenue, we generally collect payments and fees at the time orders are placed and prior to services being rendered. We record amounts collected for services that have not been performed as deferred revenue on our consolidated balance sheets. The transaction price that we record is generally based on the contractual amounts and is reduced for estimated sales allowances for price concessions, charge-backs, sales credits and refunds, which are accounted for as variable consideration when estimating the amount of revenue to recognize.
Our transaction and subscription revenue is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Transaction	$263,582	$245,692	$247,780
Subscription	492,461	436,189	412,947
Total revenue	$756,043	$681,881	$660,727
We determine revenue recognition through the following five steps: identification of a contract with a customer; identification of the performance obligations in the contract; determination of the transaction price; allocation of the transaction price to the performance obligations in the contract; and recognition of revenue when or as the performance obligations are satisfied.
Our customers generally pay for transactions in advance by credit or debit card except for certain services provided under installment plans where we allow customers to pay for their order in three or twelve equal payments. The first installment due under the installment plans is charged to the customer’s debit or credit card on the date the order is placed, and the remaining installments are generally charged on a monthly basis thereafter. We recognize revenue for the amount we expect to be entitled to for providing the services to our customers. The total fees collected by us for our services include, as applicable, expedited services fees, government filing fees and shipping fees.
Subscription services are generally paid monthly or annually in advance of the subscription period except for virtual mail subscriptions, which are invoiced monthly in arrears. Amounts collected in advance of revenue recognition are recorded in deferred revenue. Customers may pay for services, however, may not provide the necessary information to complete a transaction. We attempt to contact the customer to complete the abandoned order. We recognize revenue on abandoned services, or breakage, when it is likely to occur and the amount can be recognized without significant risk of reversal. We recognize breakage in proportion to the pattern of rights exercised by the customer. Judgment is required to determine the amount of breakage and when breakage is likely to occur, which we estimate based on historical data of breakage for similar services.
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
We recognize revenue when we satisfy the performance obligation by transferring the promised good or service to the customer. For our transaction-based services, we generally recognize revenue at a point-in-time when the services are delivered to the customer. For our subscription-based services, we generally recognize revenue on a straight-line basis over the subscription term. Revenue earned from leads generated to third-party providers is recognized at a point-in-time when the related performance-based criteria have been met. We assess whether performance criteria have been met on a cost-per-click or cost-per-action basis.
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
In arrangements in which we are the principal, we record as revenue the amounts we have billed to our customer, net of sales allowance, and we record the fee payable to the third-party as cost of revenue. We are the principal in most of our legal document preparation, tax preparation and advisory services, and registered agent services, including legal entity formations and similar arrangements. For these services, revenue includes filing and similar fees. Our alternative business structure, or ABS, offers legal advisory services that are marketed through our websites. Our ABS provides independent legal advice to our customers and is directly responsible for, and control the fulfillment of, the legal services. Accordingly, for services provided by our ABS, we recognize revenue as the principal.
In arrangements in which we are not the principal, we record revenue on a net basis, which is equal to the amount billed to our customer, net of sales allowances and the fee payable to the third party or partner that is primarily responsible for performing the services for the customer. Except for our ABS, we are not a law firm in the U.S. and cannot provide legal advice through our U.S. entities. Therefore, the participating independent law firms in our legal plans control the service to the customer and have the primary service obligation to provide attorney consultations to our customers, for which we pay the law firms a monthly fee. For these arrangements, we recognize revenue on a net basis as an agent. For other services provided by third parties, including deed transfer, accounting, revenue is recognized net of fees payable to third parties. For revenue earned from leads generated to third-party providers, we receive a fee for the referral of our customer to a third-party provider or we retain a portion of the fee paid by the customer and share the remainder with a third-party. The third-party providers control the service to the customer and are responsible for fulfilling the referred service to the customer; accordingly, we recognize revenue for these arrangements on a net basis.
Revenue includes shipping and handling fees charged to customers.
Cost of Revenue
Cost of revenue includes all costs of providing and fulfilling our services. Cost of revenue primarily includes government filing fees, costs of fulfillment, customer care, including the cost of credentialed professionals for tax, and payroll services, and related benefits, including stock-based compensation, and costs of independent contractors for document preparation, telecommunications and data center costs, amortization of acquired developed technology, depreciation and amortization of network computers, equipment and internal-use software, printing, shipping and handling charges, credit and debit card fees, allocated overhead, legal document kit expenses, and sales and use taxes. We defer direct and incremental costs primarily related to government filing fees incurred prior to the associated service meeting the criteria for revenue recognition. These contract assets are recognized as cost of revenue in the same period the related revenue is recognized. At December 31, 2025 and 2024, there was $2.4 million and $1.7 million, respectively, in deferred cost of revenue included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. Filing fees of $98.3 million, $83.3 million and $88.1 million were recorded in cost of revenue in the accompanying consolidated statements of operations for years ended December 31, 2025, 2024, and 2023, respectively.
Sales and Marketing Expenses
Sales and marketing expenses consist of customer acquisition media costs, compensation and related benefits, including stock-based compensation for marketing and sales personnel, media production, public relations and other promotional activities, general business development activities, an allocation of depreciation and amortization and allocated overhead. Customer acquisition media costs consist primarily of search engine marketing, television and social media costs. Marketing and advertising costs to promote our services are expensed in the period incurred. Media production costs are expensed the first time the advertisement is aired. Advertising expenses, consisting of customer acquisition media costs, were $175.6 million, $157.6 million and $145.3 million for the years ended December 31, 2025, 2024, and 2023, respectively.
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
The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. The expected term of options granted is estimated based upon actual historical exercise and post-vesting cancellations, adjusted for expected future exercise behavior. The expected term of RSUs is defined as the remaining term from the grant date to the end of the performance period.
Because our common stock has limited publicly traded history, we estimate the expected volatility from the historical volatility of selected public companies with comparable characteristics to us, including similarity in size, lines of business, market capitalization and revenue and financial leverage. We determine the expected volatility assumption using the frequency of daily historical prices of comparable public companies’ common stock for a period equal to the expected term of the options. We periodically assess the comparable companies and other relevant factors used to measure expected volatility for future stock options and RSUs with market conditions grants.
The risk-free interest rate assumption is based upon observed interest rates on the U.S. government securities appropriate for the expected term of our stock options and RSUs with market conditions.
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
The determination of stock-based compensation is inherently uncertain and subjective and involves the application of valuation models and assumptions requiring the use of judgment. If we had made different assumptions, our stock-based compensation expense, and our net income for the years ended December 31, 2025, 2024, and 2023 may have been materially different.
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
We recognize tax benefits from an uncertain position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits. If this threshold is met, we measure the tax benefit as the largest amount of the benefit that is greater than fifty percent likely to be realized upon ultimate settlement. We recognize penalties and interest accrued with respect to uncertain tax positions as a component of the income tax provision. At December 31, 2025 and 2024, accrued penalties and interest related to uncertain tax positions were not material.
Net Income Per Share
Basic net income per share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding, net of unvested restricted stock, if any, during the period. We compute diluted net income per share by dividing net income by the weighted-average number of shares of common stock outstanding, including dilutive common shares outstanding during the period. Dilutive shares outstanding include stock options, RSUs, and employee stock purchase plans, or ESPPs, computed using the treasury stock method.
Recently Adopted Accounting Pronouncements
In June 2022, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2022-03, Fair Value Measurement—Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (Topic 820), or ASU 2022-03, which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments are effective for fiscal years beginning after December 15, 2023. We early adopted ASU 2022-03 during the three months ended June 30, 2023. The adoption of this accounting standard did not have a material impact on our consolidated financial statements.
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
In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements, which amends certain provisions of Accounting Standards Codification, or ASC, 842 related to the accounting for leasehold improvements in common-control arrangements. ASU 2023-01 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. We early adopted ASU 2023-01 effective January 1, 2023. The adoption of this accounting standard did not have a material impact on our consolidated financial statements.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires entities to disclose more detailed information in the reconciliation of their statutory tax rate to their effective tax rate. This accounting standard is effective for fiscal years beginning after December 15, 2024. ASU 2023-09 will be applied prospectively with an option for retroactive application to each period in the financial statements, and early adoption is permitted. We adopted ASU 2023-09 for the year ended December 31, 2025 and applied the new disclosure requirements prospectively to the current annual period. Prior period disclosures have not been adjusted. Refer to Note 18 to our consolidated financial statements.
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
In March 2024, the FASB issued ASU 2024-02, Codification Improvements — Amendments to Remove References to the Concepts Statements, to amend a variety of topics in the accounting codification by removing references to various FASB concepts statements. This accounting standard is effective for fiscal years beginning after December 15, 2024, and early adoption is permitted. ASU 2024-02 can be applied retrospectively to the beginning of the earliest comparative period presented in which the amendments were first applied or prospectively to all new transactions recognized on or after the date that the entity first applies the amendments. We early adopted ASU 2024-02 effective January 1, 2024 and will apply the amendments prospectively to all new transactions recognized on or after January 1, 2024. The adoption of this accounting standard did not have a material impact on our consolidated financial statements.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for calculating current expected credit losses for current accounts receivables and current contract assets by assuming that the current conditions as of the balance sheet date will not change for the remaining life of the asset. The accounting standard is effective for interim and annual reporting periods beginning after December 15, 2025 and is to be applied on a prospective basis. We are currently evaluating the impact of the adoption to our consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to remove all references to software development stages and to require capitalizing software costs when management has authorized and committed to funding a software project and it is probable that the project will be completed and that the software will be used to perform the function intended. The accounting standard is effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods with early adoption permitted at the beginning of an annual reporting period. The adoption of ASU 2025-06 can use a prospective, modified retrospective or retrospective transition. We are currently evaluating the impact of the adoption to our consolidated financial statements.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, to make targeted, narrow-scope improvements to the interim reporting guidance in Topic 270 to clarify application and improve consistency in practice. The amendments create a comprehensive list of required interim disclosures and introduce a disclosure principle requiring entities to disclose, in interim periods, any event or change since the previous year-end that has a material effect on the entity. The accounting standard is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 with early adoption is permitted. The adoption of ASU 2025-06 can use a prospective or retrospective transition. We are currently evaluating the impact of the adoption to our consolidated financial statements.
In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements including various items that represent changes to clarify, correct, or make minor improvements to various codifications. The accounting standard is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026 with early adoption is permitted. The adoption method of this ASU may vary, on an issue-by-issue basis. We are currently evaluating the impact of the adoption to our consolidated financial statements.
Note 3. Other Financial Statement Information
Accounts Receivable
Changes in the allowances consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$2,121	$4,906	$4,730
Add: amounts recognized as a reduction of revenue	3,413	6,594	8,220
Add (Less): allowance for credit losses recognized in general and administrative expense	393	(37)	1,144
Less: write-offs, net of recoveries	(3,646)	(9,342)	(9,188)
Ending balance	$2,281	$2,121	$4,906
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

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31,
	2025	2024
Prepaid expenses	$10,165	$9,129
Deferred cost of revenue	2,415	1,670
Capitalized cloud computing development costs	1,449	1,599
Income tax receivable	3,251	3,701
Other current assets	954	1,827
Total prepaid expenses and other current assets	$18,234	$17,926
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As December 31,
	2025	2024
Accrued payroll and related expenses	$32,785	$27,518
Accrued vendor payables	17,444	15,895
Accrued advertising	2,551	1,636
Sales allowances	3,126	3,086
Accrued sales, use and business taxes	10,409	6,984
Deferred consideration relating to business acquired	12,627	—
Other	4,419	2,809
Total accrued expenses and other current liabilities	$83,361	$57,928
Changes in sales allowances relating to charge-backs, sales credits and refunds consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$3,086	$3,412	$4,426
Add: increase in sales allowances	6,029	4,327	6,635
Less: utilization of reserves	(5,989)	(4,653)	(7,649)
Ending balance	$3,126	$3,086	$3,412
Depreciation and Amortization
Depreciation and amortization expense of our property and equipment, including capitalized internal-use software, and intangible assets consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$20,687	$18,902	$12,772
Sales and marketing	9,261	3,736	5,286
Technology and development	8,516	7,688	4,184
General and administrative	5,659	4,601	3,141
Total depreciation and amortization expense	$44,123	$34,927	$25,383

Deferred Revenue
Deferred revenue as of December 31, 2025 and 2024 was $203.9 million and $175.0 million, respectively. Revenue recognized in 2025, 2024 and 2023 that was included in deferred revenue at the beginning of the year was $174.5 million, $168.0 million and $163.4 million, respectively. We expect to recognize substantially all of the deferred revenue as of December 31, 2025 as revenue in 2026.
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
Prior to completion of the sale, the property had a carrying value of $22.7 million. As a result of the sale, we recognized a gain of $14.3 million. This gain is recorded in gain on sale of assets held for sale on the accompanying consolidated statements of operations.
As of March 31, 2025, the property was fully derecognized from our accompanying consolidated balance sheets and no amounts remain to be classified as held for sale as of December 31, 2025.
Note 5. Acquisitions
Formation Nation, Inc.
On February 10, 2025, we acquired all of the outstanding equity interests of Formation Nation in exchange for a total consideration of $83.2 million consisting of cash, net working capital adjustments and equity consideration comprising 2,205,445 restricted shares of our common stock. The shares are subject to a lock-up and voting agreement, and a portion of the cash consideration is subject to a one-year holdback and customary adjustments. Upon closing of the transaction, Formation Nation and its subsidiaries – including Inc Authority and Nevada Corporate Headquarters, Inc. – became wholly owned subsidiaries of LegalZoom.
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
The fair value of consideration transferred is as follows (in thousands):

Cash paid at close	$50,076
Net working capital adjustment	345
Equity consideration	20,047
Deferred cash consideration	12,729
Total consideration transferred	$83,197
The fair value of equity issued to the selling shareholder was determined based on the closing price of our common stock immediately prior to acquisition.
Approximately $12.9 million of the preliminary consideration was deferred to satisfy any necessary adjustments, including without limitation, indemnification claims related to general representations and warranties, any net working capital adjustments and deferred change in control bonuses. This deferred consideration is expected to be settled in cash after a 12-month holdback period, net of any amounts necessary to satisfy all unsatisfied or disputed claims for indemnification and net working capital adjustments. An additional $0.2 million in consideration is payable in two installments on the one- and two-year anniversary of the acquisition date. Deferred cash consideration was adjusted from the preliminary deferred cash consideration through the measurement period primarily as a result of adjustments related to state, federal and sales tax filings related to Formation Nation’s pre-acquisition results. The current portion of deferred consideration was included in accrued expenses and other current liabilities and the non-current portion was included in other liabilities on our consolidated balance sheet based on their respective due dates.
The identifiable assets acquired and liabilities assumed were recorded at their fair values as of the acquisition date and consolidated with those of the Company based on management's estimates and assumptions. Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition requires the use of significant judgments regarding estimates and assumptions that may change during the measurement period, which will not exceed one year from the acquisition date. As of December 31, 2025, we have completed the allocation of fair market values to the assets acquired and liabilities assumed for the acquisition of Formation Nation. The fair values of the customer relationships were calculated using income and cost approaches, including the multi-period excess earnings method. The fair values of developed technology and in-process research & development were calculated using cost approaches, and the fair value of trade names was calculated using the relief from royalty method.
Goodwill represents the excess of the purchase price over the identifiable net assets acquired arising from the business combination. The goodwill related to the acquisition was attributable largely to the assembled workforce and synergies expected from combining our operations, and is not deductible for tax purposes.

The following table summarizes the final allocation of the purchase consideration to the assets acquired and liabilities assumed (in thousands):

	Preliminary Allocation of Purchase Consideration	Measurement period adjustments, net(1)	Final Allocation of Purchase Consideration
Cash and cash equivalents	$1,953	$—	$1,953
Accounts receivable	276	—	276
Prepaid expenses and other current assets	257	—	257
Operating lease right-of-use assets	3,884	—	3,884
Other assets	80	—	80
Intangible assets	17,300	—	17,300
Deferred tax assets	—	1,890	1,890
Goodwill	77,813	(426)	77,387
Total assets acquired	$101,563	$1,464	$103,027

Accounts payable	$535	$—	$535
Accrued expenses and other current liabilities(2)	4,744	1,465	6,209
Operating lease liabilities, current and non-current	3,504	—	3,504
Deferred revenue	9,582	—	9,582
Other liabilities	16	(16)	—
Net assets acquired	$83,182	$15	$83,197
(1) Measurement period adjustments are primarily related to state, federal and sales tax adjustments related to Formation Nation’s pre-acquisition results.
The following table summarizes the valuation of acquired intangible assets and estimated useful lives as of the acquisition date (in thousands, except years):

	Fair Value	Estimated remaining useful life
Customer relationships	$11,200	5
Developed technology	3,400	4
Trade names	2,500	5
In-process research & development	200	N/A
Total identifiable intangible assets	$17,300
Acquisition costs related to this transaction of approximately $1.5 million were expensed as incurred and are included in general and administrative expenses in the accompanying consolidated statements of operations during the year ended December 31, 2025.
Results of Formation Nation, inclusive of any synergy effects, cross-selling, or cross-marketing benefits, were included in our results of operations since February 10, 2025, the date of acquisition. Revenue and net loss attributable to Formation Nation included within the consolidated statements of operations since the acquisition date were approximately $51.4 million and $4.9 million, respectively, for the year ended December 31, 2025.
Pro forma revenues and results of operations for this acquisition have not been presented as the impact on our consolidated financial statements would be immaterial.

Note 6. Investments
Available-for-sale Debt Security
In 2019, we invested in LegalVision Pty Ltd., or LegalVision, an Australian proprietary limited company that provides online legal services to small and medium-sized businesses, through the purchase of a convertible promissory note for a total of Australian Dollar, or AUD, $1.0 million (USD $0.7 million). The convertible promissory note had a maturity term of ten years and was convertible into LegalVision’s common stock. The underlying conversion feature was automatically exercisable upon the occurrence of certain exit events, including an IPO, merger or sale, a new financing round, or at our election. At December 31, 2024, we did not hold any equity interests or in-substance common stock in LegalVision, and accordingly, we classified the convertible promissory note as an investment in an available-for-sale debt security in the accompanying consolidated balance sheets.
The fair value of the convertible promissory note was based on unobservable inputs that were categorized as Level 3 in the fair value hierarchy. The fair value was estimated using a Monte Carlo simulation model. Key assumptions used in the valuation as of December 31, 2024 included an expected term of 4.3 years, risk-free rate of 3.9% and volatility of 55%.
During the year ended December 31, 2025, we sold our available-for-sale debt security in LegalVision and received total proceeds of $1.6 million. As a result of the sale, we recorded a net gain of $0.8 million in other income, net, in the accompanying consolidated statements of operations.
Investments in Other Equity Security
We hold an equity investment in LawPath, Pty Ltd, or LawPath, an Australian proprietary limited company that provides an online legal platform to individuals and small and medium size businesses. At December 31, 2025 and 2024 the carrying amount of our investment in LawPath was $4.7 million and $4.4 million, respectively. The investment in LawPath does not have a readily determinable fair value. The change in fair value, due to an orderly transaction, in our other equity security was $0.3 million for the year ended December 31, 2025, which was recognized in other income, net in our consolidated statements of operations.
There were no impairments of our investments during the years ended December 31, 2025, 2024, and 2023. At December 31, 2025 and 2024, the carrying value of these investments is included in other assets in the accompanying consolidated balance sheets.
Note 7. Property and Equipment
Property and equipment, net, consisted of the following (in thousands):

	As of December 31,
	2025	2024
Internal-use software	$145,294	$124,628
Purchased software	214	214
Furniture and office equipment	629	1,654
Computer hardware	5,742	6,541
Leasehold improvements	1,598	1,258
Total cost of property and equipment	153,477	134,295
Less: accumulated depreciation and amortization	(95,432)	(74,507)
Property and equipment, net	$58,045	$59,788
Depreciation and amortization expense related to property and equipment was $36.3 million, $29.8 million and $20.2 million for 2025, 2024 and 2023, respectively.
At December 31, 2025 and 2024 accumulated amortization in connection with internal-use software costs was $77.2 million and $68.0 million, respectively. In 2025, 2024 and 2023, we recorded amortization expense of $34.5 million, $27.6 million and $17.6 million, respectively, in connection with these costs. In 2025, 2024 and 2023, we capitalized internal-use software development costs of $32.7 million, $40.4 million and $35.0 million respectively. In 2025, we wrote off $12.0 million software development costs. These software development costs represented fully depreciated assets that were no longer in service. In 2025, 2024 and 2023, no software development costs were impaired.

Note 8. Leases
We conduct operations from certain leased facilities in various locations. At December 31, 2025, we had various non-cancelable operating leases for office space and equipment, which expire between June 2026 and June 2033, and which represent the non-cancelable periods of the leases and include extension options that we determined are reasonably certain to be exercised. We exclude extension options that are not reasonably certain to be exercised from our lease terms. Our lease payments consist primarily of fixed rental payments for the right to use the underlying leased assets over the lease terms. We often receive customary incentives from our landlords, such as reimbursements for tenant improvements and rent abatement periods, which effectively reduce the total lease payments owed for these leases.
Operating lease liabilities on our consolidated balance sheets represent the present value of our remaining lease payments over the remaining lease terms. We do not allocate lease payments to non-lease components. We use our incremental borrowing rate to calculate the present value of our lease payments, as the implicit rates in our leases are not readily determinable.
Leases consist of the following (in thousands):

		As of December 31,
Assets	Classification	2025	2024
Operating	Operating lease right-of-use assets	$13,414	$7,189
Finance	Property and equipment, net	—	2
Total leases		$13,414	$7,191
Liabilities
Current
Operating	Operating lease liabilities	$4,338	$1,861
Finance	Accrued expenses and other current liabilities	1	3
Non Current
Operating	Operating lease liabilities, non-current	10,025	6,018
Total lease liabilities		$14,364	$7,882
At December 31, 2025, the maturities of our remaining operating lease were as follows (in thousands, except years and percentages):

Operating leases
2026	$4,456
2027	4,382
2028	3,247
2029	2,252
2030	847
Thereafter	1,077
Total minimum lease payments	16,261
Less: Effects of discounting	1,898
Present value of lease liabilities	$14,363
Less: current portion	$4,338
Long-term lease liabilities	$10,025
Weighted-average remaining lease term as of December 31, 2025 (in years)	4.1
Weighted-average incremental borrowing rate as of December 31, 2025	6.18%
Weighted-average remaining lease term as of December 31, 2024 (in years)	4.7
Weighted-average incremental borrowing rate as of December 31, 2024	4.82%

The component of our lease costs included in our consolidated statements of operations were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Lease cost
Operating lease cost	$4,077	$2,696	3,127
Other variable cost	1,009	318	276
Finance lease cost	2	26	38
Net lease cost	$5,088	$3,040	3,441
Note 9. Goodwill
The changes in goodwill for 2025 and 2024 were as follows (in thousands):

Amount
Balance as of December 31, 2023 and 2024	$63,318
Acquisition of Formation Nation(1)	77,387
Balance as of December 31, 2025	$140,705
(1) Amounts relate to the acquisition of Formation Nation. Refer to Note 5. Acquisition to our consolidated financial statements.
Note 10. Intangible Assets, net
Intangible assets, net, consisted of the following (in thousands):

	As of December 31, 2025
	Remaining Weighted average useful life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	5.9	$23,288	$10,902	$12,386
Developed technology	4.0	17,681	14,157	3,524
Trade names	4.1	2,679	637	2,042
Assembled workforce	0.0	125	125	—
In-process research and development	N/A	200	—	200
Total intangible assets		$43,973	$25,821	$18,152

	As of December 31, 2024
	Remaining Weighted average useful life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	2.8	$12,088	$7,081	$5,007
Developed technology	1.3	14,281	10,666	3,615
Trade names	0.0	179	179	—
Assembled workforce	0.8	125	94	31
Total intangible assets		$26,673	$18,020	$8,653
In 2025, 2024 and 2023, we recorded amortization expense of $7.8 million, $5.1 million and $5.2 million, respectively.

At December 31, 2025, estimated future intangible assets amortization expense was as follows (in thousands):

For Years Ending December 31,
2026	$6,260
2027	5,063
2028	3,590
2029	2,811
2030	228
Total future amortization expense	$17,952
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
On July 14, 2025, we entered into a second amendment to the Revolving Facility, or, as amended, the Amended Revolving Facility, which reduced the revolving loan commitment from $150.0 million to $100.0 million and extended the maturity date from July 2, 2026 to July 14, 2030. The terms of available letters of credit and swingline loans remained unchanged. In addition, the Amended Revolving Facility added additional reductions to the existing interest rate margins and the commitment fee upon achieving a total net lien leverage ratio of 1.00 to 1.00 and also removes the 0.10% credit spread adjustment to the SOFR benchmark for all available interest periods. As a result of the Amended Revolving Facility, we incurred $0.8 million of incremental deferred issuance costs. Those costs were capitalized in other assets in the consolidated balance sheets and are amortized straight-line over the term of the Amended Revolving Facility. In connection with the Amended Revolving Facility, we performed an extinguishment versus modification assessment on a lender-by-lender basis resulting in the write-off of an insignificant amount of unamortized debt issuance costs under the Revolving Facility, included in other income, net.
Borrowings under the Amended Revolving Facility bear interest at a rate per annum equal to either (a) the Term SOFR plus a margin ranging from 2.00% to 1.25% or (b) a margin ranging from 1.00% to 0.25% plus the highest of (i) the administrative agent’s prime rate, (ii) the Federal Funds rate plus 0.50% or (iii) one-month Term SOFR plus 1%. The interest rate margins under the Amended Revolving Facility are subject to a reduction of 0.25% upon achieving total net first lien leverage ratios of 3.50 to 1.00 and further reductions of 0.25% each upon achieving total net first lien leverage ratios of 2.50 to 1.00 and 1.00 to 1.00, respectively. We are required to pay a commitment fee in respect of unutilized commitments under the Amended Revolving Facility. The commitment fee is, initially, 0.35% per annum. The commitment fee is subject to a reduction of 0.10% if the total net first lien leverage ratio does not exceed 3.50 to 1.00 and an additional 0.05% reduction upon achieving a total net first lien leverage ratio of 1.00 to 1.00. We are also required to pay customary letter of credit fees and agency fees. We have the option to voluntarily repay outstanding loans under the Amended Revolving Facility at any time without premium or penalty, other than customary “breakage” costs with respect to SOFR loans. There is no scheduled amortization under the Amended Revolving Facility. Any principal amount outstanding is due and payable in full at maturity on July 14, 2030. Obligations under the Amended Revolving Facility are guaranteed by our existing and future direct and indirect material wholly-owned domestic subsidiaries, subject to certain exceptions. The Amended Revolving Facility is secured by a first-priority security interest in substantially all of our assets, subject to certain exceptions.
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
At December 31, 2025 and 2024, we had no amounts outstanding under our Amended Revolving Facility or Revolving Facility, respectively, or any outstanding letters of credit, and we were in compliance with all financial covenants.
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
Stock Repurchase Program.
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
In October 2023, our board of directors approved a new stock repurchase program authorizing repurchases of up to $100.0 million of our common stock, with no fixed expiration. During 2024, our board of directors approved a $115.0 million increase in the 2023 stock repurchase program. In May 2025, our board of directors approved an additional $100.0 million increase in the 2023 stock repurchase program, bringing the aggregate amount authorized to $315.0 million. The 2023 stock repurchase program authorizes us to repurchase our common stock through any manner, including open market transactions, accelerated stock repurchase agreements, or in privately negotiated transactions with third parties, and in such amounts as management deems appropriate. Open market repurchases may be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. We also, from time to time, entered and may enter into Rule 10b5-1 plans to facilitate repurchases of our shares of common stock under this authorization. The 2023 stock repurchase program does not obligate us to acquire any particular amount of common stock and can be modified, suspended or terminated at any time at the discretion of our board of directors.
During the year ended December 31, 2025, we repurchased a total of 8,289,849 shares of our common stock through open market purchases using Rule 10b5-1 plans at an average per share price of $9.71 for a total repurchase of $80.5 million including broker commissions. During the year ended December 31, 2024, we repurchased a total of 19,228,082 shares of our common stock through open market purchases using Rule 10b5-1 plans at an average per share price of $8.58 for a total repurchase of $165.0 million including broker commissions. The repurchases were recorded as a reduction to our accumulated deficit in the accompanying consolidated statements of stockholders’ equity.
The Inflation Reduction Act of 2022, enacted in August 2022, imposed a 1% non-deductible excise tax on net repurchases of shares by domestic corporations whose stock is traded on an established securities market. Consequently, this excise tax is applicable to our stock repurchase program beginning in 2023 and represents a cost of the repurchases of our common stock. We have not recognized an excise tax liability as of December 31, 2025 because the fair market value of the stock issuances exceeded the fair market value of the stock repurchases during the twelve months ended December 31, 2025. Due to the fair market value of stock repurchases exceeding the fair market value of stock issuances during the year ended December 31, 2024, we recognized excise tax liability of $1.2 million.
In November 2023, a selling stockholder, who was a related party due to the selling stockholder’s then-ownership in our common stock, sold 15,099,993 shares of our common stock in an underwritten public offering. We did not offer any shares of common stock in this secondary offering and all direct and incremental costs incurred in connection with the secondary offering were expensed because we did not receive any proceeds from the sale of shares of common stock in the secondary offering.

Note 14. Stock-based Compensation
2021 Equity Incentive Plan
In June 2021, our board of directors adopted our 2021 Equity Incentive Plan, or 2021 Plan. All equity-based awards going forward are granted under the 2021 Plan. An aggregate of 18,946,871 shares of our common stock were reserved for issuance under our 2021 Plan, as well as automatic annual increases in the number of shares of common stock reserved for issuance under our 2021 Plan.
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
Under the 2021 Plan, RSUs are granted under RSU award agreements approved by the administrator. RSUs may be granted for any form of legal consideration that may be acceptable to our board of directors and permissible under applicable law. An RSU may be settled by cash, delivery of stock, a combination of cash and stock as deemed appropriate by the administrator, or in any other form of consideration set forth in the RSU award agreement. Additionally, dividend equivalents may be credited in respect of shares covered by RSUs. Except as otherwise provided in the applicable award agreement, or other written agreement between us and the recipient, RSUs that have not vested will be forfeited once the participant’s continuous service ends for any reason.
2021 Employee Stock Purchase Plan
In June 2021, our board of directors adopted our 2021 Employee Stock Purchase Plan, or 2021 ESPP. We authorized the issuance of 3,552,538 shares of common stock under the 2021 ESPP, as well as any future automatic annual increases in the number of shares of common stock reserved for issuance under our 2021 ESPP. Our 2021 ESPP is implemented through a series of offerings under which eligible employees are granted rights to purchase shares of our common stock on specified dates during such offerings at a discounted price per share.
Under the 2021 ESPP, our employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market value of the stock at the beginning of the offering period or at the end of each applicable purchase period. The 2021 ESPP generally provides for offering periods of six months in duration with purchase periods ending on either May 15 or November 15. Contributions under the 2021 ESPP are limited to a maximum of 15% of an employee’s eligible compensation. Purchases under the 2021 ESPP are settled with common stock from the 2021 ESPP’s previously-authorized and available pool of shares. The stock-based compensation expense incurred in connection with the 2021 ESPP in 2025, 2024 and 2023 was $0.8 million, $0.4 million and $0.7 million, respectively.
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

Stock-based Compensation Expense
We recorded stock-based compensation expense in the following categories in the accompanying consolidated statements of operations and balance sheets (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$5,538	$5,833	$4,318
Sales and marketing	16,810	8,077	6,096
Technology and development	15,097	19,573	18,899
General and administrative	76,263	38,027	36,702
Total stock-based compensation expense	113,708	71,510	66,015
Amount capitalized to internal-use software	5,264	5,967	4,056
Total stock-based compensation	$118,972	$77,477	$70,071
Stock Options
Stock option activity for the year ended December 31, 2025 is as follows (in thousands, except weighted-average exercise price and remaining contract life):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	15,194	$10.51	2.6	$442
Granted	—	—
Exercised	(4,496)	9.69
Cancelled	(5,660)	10.36
Forfeited	—	—
Outstanding at December 31, 2025	5,038	$11.41	5.8	$2,625
Vested and expected to vest at December 31, 2025	558	$9.44	5.7	$1,999
Exercisable at December 31, 2025	4,479	$11.65	7.1	$626
The aggregate intrinsic values in the table above represents the difference, if any, between the fair value per share of our common stock and the option exercise prices multiplied by the number of options at the respective balance sheet dates. The total intrinsic value of stock options exercised in 2025, 2024 and 2023 was $2.2 million, $3.5 million and $2.2 million, respectively. During the years ended December 31, 2025, 2024, and 2023, the Company recorded stock-based compensation expense related to stock option awards of $3.4 million, $5.4 million, and $22.0 million, respectively. At December 31, 2025, total remaining stock-based compensation expense for unvested stock options was $2.2 million, which is expected to be recognized over a weighted-average period of 1.1 years.
The weighted-average grant-date fair value per share of options granted using the Black-Scholes option pricing model for 2023 was $4.40. We did not grant any stock options in 2025 and 2024. There was a $1.6 million tax benefit for tax deductions from stock options exercised in 2025. There was $3.1 million tax benefit for tax deductions from stock options exercised in 2024 and there was no tax benefit for 2023. All tax effects related to stock-based compensation have been recorded in our provision for income taxes in the accompanying consolidated statements of operations. Vesting of the options granted to the members of our senior leadership team will be accelerated upon a qualifying termination that occurs during the change-in-control period, as defined in the option grant agreement, or immediately prior to the effective time of a change-in-control if the option award is not assumed, continued or substituted by the surviving or acquiring entity (or its parent) in connection with such change-in-control.

The weighted-average assumptions that were used to calculate the grant-date fair value of our stock option grants using the Black-Scholes option pricing model were as follows:

Year Ended December 31,
2023
Expected life (years)	5.9
Risk-free interest rate	3.4%-3.8%
Expected volatility	50.4%-50.7%
Expected dividend yield	—
Restricted Stock Units and Performance Stock Units
A summary of RSUs, or awards with time-based vesting conditions, and performance stock units, or PSUs, or awards with performance and/or market-based conditions, activity for the year ended December 31, 2025 is as follows (in thousands, except weighted-average grant-date fair value):

	Number of Units	Weighted- Average Grant- Date Fair Value
Unvested at December 31, 2024	29,722	$7.49
Granted(1)	7,381	9.47
Cancelled/forfeited	(3,263)	9.32
Vested	(9,443)	9.12
Unvested at December 31, 2025	24,397	$7.21
(1) Granted shares include PSUs granted in April 2025 subject to vesting during the performance period which may equal zero percent (—%) to four hundred percent (400%) of the target award. These awards were forfeited during the year-ended December 31, 2025.
The fair value of vested RSUs during the years ended December 31, 2025, 2024 and 2023, was $92.9 million, $52.1 million and $36.6 million, respectively. Our RSUs consist of time-based RSUs, RSUs with performance and/or market conditions, and RSUs with market conditions. For the years ended December 31, 2025, 2024 and 2023, total stock-based compensation expense related to RSUs was $113.9 million, $71.4 million and $47.3 million, respectively. At December 31, 2025, total remaining stock-based compensation expense for unvested RSU awards was $117.4 million, which is expected to be recognized over a weighted-average period of 2.2 years. There was a tax benefit of $0.4 million for 2025 and no tax benefit for 2024 and 2023.
During the year ended December 31, 2024, we granted 2.5 million PSUs to members of our senior leadership team. The grant date fair value of the PSUs at 100% of the target was $29.8 million. The weighted-average grant-date fair value per share of the PSUs granted was $12.05. The fair value of these PSUs was estimated using the Monte Carlo simulation model on the dates of the grant based on the assumptions shown in the table below. Vesting of the PSUs is contingent upon the recipients’ continuous employment over the requisite service period and was subject to fulfillment by the Company of a predefined profitability target during the performance period. The number of PSUs subject to vesting was determined at the end of the performance period and could equal zero percent (0%) to two hundred percent (200%) of the target award. If the performance criteria was achieved, one third of the PSUs would vest on the date the compensation committee of the board of directors certified achievement of the performance criteria, and the remaining awards would vest quarterly thereafter through February 2027. These PSUs also included a modifier to the total number of shares earned based on the Company’s total shareholder return, or TSR, compared to the TSR of the Nasdaq Composite Index during the performance period. The total number of shares issued pursuant to the PSUs could be increased, decreased, or remain unchanged based on the TSR modifier. The TSR modifier applicable to the PSUs was considered a market condition and therefore is reflected in the respective grant-date fair values of the awards. A Monte Carlo simulation was used to account for this market condition in the grant-date fair value of the awards. Expense related to the PSUs is recognized over the employee’s requisite service period using graded vesting attribution method to the extent it is probable that the performance conditions will be achieved. We recognized $6.0 million and $9.2 million in stock-based compensation expense during the years ended December 31, 2025 and 2024, respectively, related to these awards. At December 31, 2025, the remaining stock-based compensation expense for unvested PSUs is $1.8 million which is expected to be recognized over a weighted-average requisite service period of approximately 0.8 years.
The assumptions that were used to calculate the grant-date fair value of our PSU grants using a Monte Carlo simulation model were as follows:

Year Ended December 31,
2024
Expected life (years)	0.4-0.8
Risk-free interest rate	5.2%-5.4%
Expected volatility	47.4%-66.1%
Expected dividend yield	—
In July 2024, we also granted 2.7 million RSUs with a market vesting condition to a member of our senior leadership team. The grant date fair value of these RSUs at 100% of the target was $13.1 million. The weighted-average grant-date fair value per share of the RSUs granted was $4.89. The fair value of the RSUs was estimated on the date of grant using the Monte Carlo simulation model, based on the assumptions shown in the table below. Vesting of this award is contingent upon the recipient’s continuous employment over the requisite service period and is subject to achievement of predetermined stock price targets during a five-year performance period. Achievement of the predetermined stock price targets is measured based on a 45-trading day volume weighted-average closing price of our common stock, subject to a 44-day extension in certain circumstances. The number of RSUs subject to vesting during the performance period may equal zero percent (0%) to two hundred percent (200%) of the target award. Upon the achievement of a stock price target during the performance period, one-half of the eligible RSUs will vest on the date the compensation committee of the board of directors certifies achievement of the stock price target and the other half will vest one year from such date, subject to the recipient’s continued employment through the vesting date. We recognized $9.8 million and $4.9 million in stock-based compensation expense during the years ended December 31, 2025 and 2024, respectively, related to these awards. At December 31, 2025, the remaining stock-based compensation expense for unvested RSUs is $11.4 million, which is expected to be recognized over a weighted-average requisite service period of approximately 1.7 years.
The assumptions that were used to calculate the grant-date fair value of the RSUs with a market vesting condition using a Monte Carlo simulation model were as follows:

Year Ended December 31,
2024
Expected life (years)	5
Risk-free interest rate	4.2%
Expected volatility	59.4%
Expected dividend yield	—
In November 2024, we also granted 2.4 million RSUs with a market vesting condition to members of our senior leadership team. The grant date fair value of these RSUs at 100% of the target was $12.6 million. The weighted-average grant-date fair value per share of the RSUs granted was $5.30. The fair value of the RSUs was estimated using the Monte Carlo simulation model on the date of the grant based on the assumptions shown in the table below. Vesting of this award is contingent upon the recipient’s continuous employment over the requisite service period and is subject to achievement of predetermined stock price targets during a three-year performance period, subject to certification by the compensation committee of the board of directors. Achievement of the predetermined stock price targets is measured based on the trailing 30-trading day volume weighted average closing stock price of our common stock subject to a 29-day extension in certain circumstances. The number of RSUs subject to vesting during the performance period may equal zero percent (0%) to four hundred percent (400%) of the target award. If the compensation committee of the board of directors certifies achievement of a stock price target prior to November 15, 2025, the eligible shares will vest in full and become non-forfeitable on November 15, 2025. If the compensation committee of the board of directors certifies achievement of a stock price target on or subsequent to November 15, 2025, 100% of the eligible shares will vest and become non-forfeitable immediately on the date of certification by the compensation committee of the board of directors. We recognized $39.7 million and $5.6 million in stock-based compensation expense during the years ended December 31, 2025 and 2024, respectively, related to these awards. At December 31, 2025, the remaining stock-based compensation expense for unvested RSUs is $5.2 million which is expected to be recognized over a weighted-average requisite service period of approximately 0.4 years.
The assumptions that were used to calculate the grant-date fair value of the RSUs with a market vesting condition using a Monte Carlo simulation model were as follows:

Year Ended December 31,
2024
Expected life (years)	3
Risk-free interest rate	4.2%
Expected volatility	60.9%
Expected dividend yield	—
During the year ended December 31, 2023, we also granted 1.3 million PSUs to members of our senior leadership team. Vesting of the PSUs was contingent upon the recipient’s continuous employment over the requisite service period and was subject to fulfillment by the Company of predefined performance criteria which were not achieved. Consequently, no stock-based compensation expense related to these PSU awards was recognized during the years ended December 31, 2025, 2024 and 2023.
Modification of Stock-Based Compensation Awards
In May 2023, the compensation committee of the board of directors approved amendments to the terms of the stock option and RSU awards granted to members of our senior leadership team during the year ended December 31, 2022, whereby the vesting of such stock options and RSUs will be accelerated upon (i) a qualifying termination that occurs during a defined change in control period or (ii) the individual’s termination as a result of his or her death or disability (as each such term is defined in the employment agreement between the Company and applicable individual). Further, the amendments provide that such stock options, to the extent vested and outstanding on the date of the individual’s qualifying termination or the termination of the individual’s employment in the event of his or her death or disability, as applicable and after giving effect to the vesting acceleration, shall remain outstanding and exercisable until the earlier of: (x) the original expiration date of the stock options, (y) the one-year anniversary of the date of the individual’s termination of employment with the Company, and (z) immediately prior to the effective time of a change in control if such stock option is not assumed, continued or substituted by the surviving or acquiring entity (or its parent) in connection with such change in control. The modification to add the foregoing provisions did not result in an incremental fair value of the impacted awards because the original vesting conditions were expected to be satisfied as of the modification date and the termination of the individual’s employment in the event of change-in-control or as a result of his or her death or disability was not probable as of the date of this filing.

Note 15. Net Income Per Share
The following table shows the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income	$15,427	$29,963	$13,953
Net income — basic and diluted	$15,427	$29,963	$13,953
Denominator:
Weighted-average common stock used in computing net income per share — basic	178,798	180,210	190,466
Effect of potentially dilutive securities
Options to purchase common stock	53	754	1,380
RSUs	5,808	1,893	2,558
Employee stock purchase plan	31	8	11
Weighted-average common stock used in computing net income per share — diluted	184,690	182,865	194,415
Net income per share — basic	$0.09	$0.17	$0.07
Net income per share — diluted	$0.08	$0.16	$0.07
The following table presents the number of stock options, RSUs, and PSUs, excluded from the calculation of diluted net income per share because they are anti-dilutive (in thousands):

	As of December 31,
	2025	2024	2023
Options to purchase common stock	4,992	11,512	10,714
RSUs(1)	17,347	13,932	7,426
Employee stock purchase plan	33	64	43
Total	22,372	25,508	18,183
(1) For the year ended December 31, 2025, anti-dilutive RSUs include RSU awards with a market vesting condition granted in July 2024 and reflected at 200% of target and RSU awards with a market vesting condition granted in November 2024 and reflected at 275% of target. RSU awards with a market vesting condition granted in April 2025 that were previously reflected as anti-dilutive at 400% of target were forfeited as of September 30, 2025.
Note 16. Fair Value Measurements
The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	As of December 31, 2025
	Level 1	Level 2	Level 3
Money market funds	$180,778	$—	$—
Total assets	$180,778	$—	$—

	As of December 31, 2024
	Level 1	Level 2	Level 3
Available-for-sale debt security	$—	$—	$1,377
Money market funds	114,690	—	—
Total assets	$114,690	$—	$1,377

Note 17. Restructuring
From time to time, we initiate cost reduction activities to integrate acquired businesses, to align our workforce with strategic business activities, or to improve efficiencies in our operations. In 2025, we incurred $0.9 million in severance and related termination benefits costs related to a reduction in headcount in our U.S. workforce. In August 2024, we committed to a restructuring plan resulting in a reduction of our global workforce. This restructuring plan was substantially completed by September 30, 2024. During the year ended December 31, 2024, we recognized $4.8 million in severance and other termination benefits in conjunction with the foregoing restructuring plan. In 2023, we incurred $4.7 million in severance and related termination benefits costs related to a reduction in headcount in our U.S. and U.K. headcount. The 2023 reduction in the U.S. and U.K. headcount was substantially complete by December 31, 2023. Restructuring expenses include salary and benefits for the impacted employees and are included in general and administrative expenses in the accompanying consolidated statements of operations.
Note 18. Income Taxes
The following are the domestic and foreign components of our income (loss) before income taxes (in thousands):

	Year Ended December 31,
	2025	2024	2023
Domestic	$25,366	$28,678	$34,518
Foreign	7,072	14,405	(3,024)
Total income before income taxes	$32,438	$43,083	$31,494
The details for the provision for income taxes by jurisdiction are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current
Federal	$7,117	$13,258	$8,984
State	2,909	4,019	3,621
Foreign	351	395	224
Total current provision	10,377	17,672	12,829
Deferred
Federal	4,609	(3,741)	5,481
State	2,147	(736)	(769)
Foreign	(122)	(75)	—
Total deferred provision for (benefit from) income taxes	6,634	(4,552)	4,712
Total provision for income tax	$17,011	$13,120	$17,541
On July 4, 2025, H.R.1, the One Big Beautiful Act, or OBBBA, was enacted. The OBBBA includes numerous business tax provisions including 100% bonus depreciation, provisions related to expensing domestic research and development expenses as well as modifications to the business interest expense limitation calculation. As a result of incorporating the changes under the OBBBA we recorded a decrease to deferred tax assets for capitalized research and development costs resulting in a current tax benefit offset by deferred tax expense.

A reconciliation of the provision for income taxes to the amount computed by applying the U.S. federal income tax rate of 21% to income before taxes after the adoption of ASU 2023-09 is as follows (in thousands):

	Year Ended December 31,
	2025
Tax at U.S. statutory rate	$6,812	21.0%
State and local income taxes(1)	3,326	10.3%
Foreign tax effects
United Kingdom	(1,394)	(4.3)%
Other foreign jurisdictions	152	0.5%
Tax credits
Research and development credits	(3,817)	(11.8)%
Nontaxable and nondeductible Items
Share-based payment awards	10,719	33.0%
Internal reorganization costs	1,689	5.2%
Acquisition costs	359	1.1%
Other	308	1.0%
Changes in unrecognized tax benefits	2,844	8.8%
Other adjustments
Loss on subsidiary stock	(3,522)	(10.9)%
Other	(465)	(1.4)%
Effective tax rate	$17,011	52.5%
(1) The states and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include Delaware, New York, Pennsylvania and Texas.
The provision for income taxes for December 31, 2024, and 2023, differed from the amounts computed by applying the U.S. Federal income tax rate of 21% to income before income taxes prior to the adoption of ASU 2023-09 as a result of the following (in thousands):

	Year Ended December 31,
	2024	2023
Provision for income taxes at statutory rate	$9,047	$6,614
State income taxes, net of federal benefit	2,186	1,796
Rate differential on foreign earnings	(2,670)	(130)
Research and development credits	(5,152)	(4,894)
Change in valuation allowance	(413)	814
Stock-based compensation	2,698	4,538
Nondeductible stock-based compensation	5,757	6,053
Unrecognized tax benefits	1,699	2,498
Non-deductible expenses	298	350
Other	(330)	(98)
Total provision for income taxes	$13,120	$17,541

Cash paid for income taxes, net of refunds received, after the adoption of ASU 2023-09, for the year ended December 31, 2025 is as follows (in thousands):

Year Ended December 31,
2025
Federal	$5,404
State and local
California	466
Other	2,739
Foreign	305
Cash paid for income taxes, net of refunds received	$8,914
Cash paid for income taxes for the years ended December 31, 2024 and 2023 was $26.2 million and $6.6 million, respectively.
The tax effects of temporary differences that give rise to significant portions of our deferred tax assets and liabilities consisted of the following as of December 31, 2025 and 2024, (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets
Deferred revenue	$123	$153
Accrued expenses	9,687	7,088
Stock-based compensation	6,606	4,070
Net operating loss carryforwards	17,157	14,918
Tax credit carryforwards	9,360	10,264
Lease liabilities	3,777	1,957
Interest expense carryforwards	1,844	2,782
Capital loss carryforwards	—	453
Capitalized research expenses	18,665	34,957
Total deferred tax assets	67,219	76,642
Valuation allowance	(15,941)	(16,876)
Net deferred tax assets	51,278	59,766
Deferred tax liabilities
Depreciation and amortization	(12,078)	(19,340)
Right of use asset	(3,523)	(1,780)
State taxes	(3,793)	(3,950)
Net deferred tax liabilities	(19,394)	(25,070)
Net deferred tax assets and liabilities	$31,884	$34,696
We evaluated the realizability of net deferred tax assets and determined it is more likely than not that separate state net operating losses, the deferred tax assets for Pulse IP, LLC and Pulse Business, LLC, and foreign deferred tax assets, excluding Poland, will not be realized based on the available objective evidence and have recorded a valuation allowance on such deferred tax assets.
The following table summarizes the valuation allowance (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$16,876	$16,320	$14,644
Net (decrease) increase in current year	(481)	(654)	799
Net (decrease) increase in valuation prior period	(454)	1,210	877
Ending balance	$15,941	$16,876	$16,320
Net changes in the valuation allowance in the years ended December 31, 2025, 2024, and 2023 include changes recorded through earnings relating to losses primarily from foreign operations and the release in 2024 of the valuation allowance on the capital loss carryover from the acquisition of Earth Class Mail, Inc. and the release of the valuation allowance on one of the foreign entities.
At December 31, 2025 and 2024, we had federal net operating loss, or NOL, carryforwards of $27.5 million and $16.6 million, respectively, which will begin to expire in 2036 on a tax return basis. At December 31, 2025, and 2024, we had state NOL carryforwards of $41.3 million and $28.8 million on a tax return basis, respectively, which will begin to expire in 2026. At December 31, 2025 and 2024, we had foreign NOL carryforwards of $32.8 million and $35.1 million on a tax return basis, respectively, which can be carried forward indefinitely and are not subject to expiration. At December 31, 2025,and 2024, our federal tax credit carryforwards were immaterial. At December 31, 2025 and 2024, we had state tax credit carryforwards of $14.0 million and $13.9 million on a tax return basis, respectively, which carry forward indefinitely. Our domestic entities may be subject to an annual limitation on the utilization of NOL and credit carryforwards based on changes in ownership as defined by Section 382 of the Internal Revenue Code of 1986. In 2022 and 2025, we acquired Revvsales Inc. and Formation Nation, respectively, as stock acquisitions, and since there was a change in ownership, the acquired NOL carryforwards are subject to an annual Section 382 limitation on the utilization of the NOL carryforwards.
We have had foreign operations since 2013. We have not provided for U.S. income taxes on the undistributed earnings and other outside temporary differences of foreign subsidiaries as they are considered indefinitely reinvested outside the U.S. At December 31, 2025, 2024, and 2023, the amount of temporary differences related to undistributed earnings and other outside temporary differences upon which U.S. income taxes are not material to our consolidated financial statements.
The following table summarizes the changes in unrecognized tax benefits for the years ended December 31, 2025, 2024, and 2023 (in thousands):

Gross Unrealized Tax Benefits
Balance at December 31, 2022	$8,920
Additions for tax positions related to the current year	2,181
Additions for tax positions related to prior years	418
Balance at December 31, 2023	$11,519
Additions for tax positions related to the current year	2,854
Reductions for tax positions related to prior years	(966)
Balance at December 31, 2024	$13,407
Additions for tax positions related to the current year	1,965
Additions for tax positions related to prior years	1,416
Balance at December 31, 2025	$16,788
If recognized, $16.8 million of unrecognized tax benefits, excluding interest and penalties, would reduce our annual effective tax rate. Due to the uncertain and complex application of tax laws and regulations, it is possible that the ultimate resolution of uncertain positions may result in liabilities that could be materially different from these estimates. In such an event, we will record additional tax expense or benefit in the period in which resolution occurs. Our policy is to recognize interest and penalties related to income tax matters in income tax expense. At December 31, 2025 and 2024, accrued interest and penalties related to income tax positions were not material to our consolidated financial statements.
We are subject to taxation and file income tax returns in the U.S. federal, state, and foreign jurisdictions. The federal income tax returns for the years 2022 and forward and state income tax returns for the tax years 2008 and forward remain open to examination. We are under examination in two states which are not expected to have an impact on our results of operations, cash flows and financial condition.
Note 19. 401(k) Savings Plan
We have a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Under the 401(k) plan, matching contributions are based upon the amount of the employees’ contributions subject to certain limitations. We contributed $3.8 million, $4.0 million, and $4.0 million to the 401(k) plan in 2025, 2024, and 2023, respectively.
Note 20. Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income consisted of the following:

	Year Ended December 31, 2025
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$463	$—	$463
Change during period	(283)	—	(283)
Ending balance	$180	$—	$180
Available-for-sale debt security:
Beginning balance	$530	$(132)	$398
Unrealized gains	119	(30)	89
Reclassification adjustment for gain included in net income	(648)	162	(486)
Ending balance	$1	$—	$1
Accumulated other comprehensive income:
Beginning balance	$993	$(132)	$861
Other comprehensive loss	(812)	132	(680)
Ending balance	$181	$—	$181

	Year Ended December 31, 2024
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$(12)	$—	$(12)
Change during period	475	—	475
Ending balance	$463	$—	$463
Available-for-sale debt security:
Beginning balance	$324	$(80)	$244
Unrealized gains	206	(52)	154
Ending balance	$530	$(132)	$398
Accumulated other comprehensive income:
Beginning balance	$312	$(80)	$232
Other comprehensive income	681	(52)	629
Ending balance	$993	$(132)	$861

	Year Ended December 31, 2023
(in thousands)	Before Tax Amount	Tax Effect	Net of Tax Amount
Foreign currency translation adjustments:
Beginning balance	$1,358	$—	$1,358
Change during period	(1,370)	—	(1,370)
Ending balance	$(12)	$—	$(12)
Available-for-sale debt security:
Beginning balance	$184	$(45)	$139
Unrealized gains	140	(35)	105
Ending balance	$324	$(80)	$244
Accumulated other comprehensive income:
Beginning balance	$1,542	$(45)	$1,497
Other comprehensive loss	(1,230)	(35)	(1,265)
Ending balance	$312	$(80)	$232
Note 21. Segment Information
Our Chief Executive Officer, as the CODM, organizes our company, manages resource allocations, and measures performance on the basis of one operating segment on a consolidated basis. The accounting policies of our operating segment are the same as those described in Note 2, Summary of Significant Accounting Policies. The CODM assesses performance for the segment and decides how to allocate resources based on net income that also is reported on the accompanying consolidated statements of operations as consolidated net income. The measure of segment assets is reported on the accompanying consolidated balance sheets as total assets.
The CODM uses net income to evaluate income generated from segment assets in making key operating and segment resource allocation decisions, such as investments in new product development. Net income is also used to monitor budget versus actual results.
Our one reportable segment provides an online platform for business formation in the United States, or U.S., and, as described in Note 2, Summary of Significant Accounting Policies, generates revenue from customized legal document services and subscriptions offered to our customers. Revenue outside of the U.S., based on the location of the customer, represented less than 1% of our revenue for the years ended December 31, 2025, 2024 and 2023. Our property and equipment located outside of the U.S. were immaterial as of December 31, 2025 and 2024.
The following table summarizes financial information by reportable segment regularly provided to the CODM (in thousands):

	Year Ended December 31,
	2025	2024	2023
Transaction Revenue	$263,582	$245,692	$247,780
Subscription Revenue	$492,461	$436,189	$412,947
Total revenue	$756,043	$681,881	$660,727
Less:
Filings fees	$98,292	$83,269	$88,103
Other cost of revenue, excluding depreciation, amortization and stock-based compensation	$133,443	$132,089	$134,070
Customer acquisition marketing	$175,614	$157,578	$145,338
Other sales and marketing, excluding depreciation, amortization and stock-based compensation	$60,060	$38,293	$54,152
Technology and development, excluding depreciation, amortization and stock-based compensation	$58,328	$62,323	$60,098

	Year Ended December 31,
	2025	2024	2023
General and administrative, excluding depreciation, amortization, stock-based compensation, and restructuring	$60,982	$60,215	$61,843
Stock-based compensation	$113,708	$71,510	$66,015
Depreciation and amortization	$44,123	$34,927	$25,383
Interest income	$(7,569)	$(7,850)	$(9,307)
Interest expense	$1,294	$446	$493
Restructuring(1)	$854	$6,096	$4,666
Other segment items(2)	$(1,187)	$(98)	$(1,621)
Provision for income taxes	$17,011	$13,120	$17,541
Gain on sale of assets held for sale	$(14,337)	$—	$—
Segment net income	$15,427	$29,963	$13,953

Reconciliation of profit or loss
Adjustments and reconciling items	$—	$—	$—
Consolidated net income	$15,427	$29,963	$13,953
(1)     For 2025, 2024 and 2023 restructuring costs related to the reduction of our global workforce. Restructuring expenses include salary and benefits for the impacted employees and are included in general and administrative expenses in the consolidated statements of operations.
(2)    In 2024 and 2023, other segment items included in segment net income primarily consist of foreign currency gains or losses related to our intercompany loans which were denominated in British Pound Sterling, or GBP, and were written down in 2024. Other segment items included in segment net income for 2025 primarily consist of gain on sale of available-for-sale debt security and change in fair value of other equity security partially offset by the loss on debt extinguishment related to our Amended Revolving Facility and are included in other income, net on the consolidated statements of operations.
Note 22. Subsequent Events
In February 2026, the board of directors approved a $100.0 million increase in our 2023 stock repurchase program, bringing the aggregate amount authorized to $415.0 million.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, our management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria.
Management excluded Formation Nation from its assessment over internal control over financial reporting as it was acquired in a business combination on February 10, 2025. The assets and revenue of Formation Nation excluded from the assessment represent less than 1 percent of total assets and approximately 7 percent of total revenues as of and for the year ended December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Trading Arrangements
On November 9, 2025, Nicole Miller, our Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale of up to an aggregate of 89,461 shares of the Company’s common stock. The actual number of shares sold under the trading arrangement will be net of shares withheld for taxes upon vesting and settlement of the RSUs subject to the trading plan and is not determinable at this time. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The expiration of the trading arrangement is May 29, 2026, or earlier if all transactions under the trading arrangement are completed.

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
Other
All other information required by this Item 10 is incorporated herein by reference from the information contained in our Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2025.
Item 11. Executive Compensation
The information required by this Item 11 is incorporated herein by reference from the information contained in our Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated herein by reference from the information contained in our Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated herein by reference from the information contained in our Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2025.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 is incorporated herein by reference from the information contained in our Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended December 31, 2025.

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

10.3+	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 21, 2021).
10.4+	Form of C-Team RSU Grant Notice (2021 Equity Incentive Plan) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2023).
10.5+	Form of C-Team Option Grant Notice (2021 Equity Incentive Plan) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2023).
10.6+	Form of 2025 C-Team PSU Grant Notice (2021 Equity Incentive Plan) (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2025).
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
10.12+
Amendment to Employment Agreement, by and between LegalZoom.com, Inc. and Nicole Miller dated December 13, 2024 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2025).

10.13+	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2022).
10.14
Director Nomination Agreement, by and between LegalZoom.com, Inc. and certain of its stockholders dated June 18, 2021 (incorporated by reference to Exhibit 10.16 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 21, 2021).

10.15
Amended and Restated Credit and Guaranty Agreement, by and between LegalZoom.com, Inc., the other parties thereto and JPMorgan Chase Bank N.A., as administrative agent, dated July 2, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2021).

10.16
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

10.17
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
101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 were formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity, (v) Consolidated Statements of Cash Flows.

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

Signature	Title	Date

/s/ Jeffrey Stibel	Chief Executive Officer and Director	February 23, 2026
Jeffrey Stibel	(Principal Executive Officer)

/s/ Noel Watson	Chief Operating & Financial Officer	February 23, 2026
Noel Watson	(Principal Financial Officer)

/s/ Charles Thomas	Chief Accounting Officer	February 23, 2026
Charles Thomas	(Principal Accounting Officer)

/s/ Nathan Gooden	Director	February 23, 2026
Nathan Gooden

/s/ Elizabeth Hamren	Director	February 23, 2026
Elizabeth Hamren

/s/ John Murphy	Director	February 23, 2026
John Murphy

/s/ Neil Tolaney	Director	February 23, 2026
Neil Tolaney

/s/ Sivan Whiteley	Director	February 23, 2026
Sivan Whiteley