Form 10-Q
period 2026-03-31
LEGALZOOM.COM, INC.
filed 2026-05-06
CIK 1286139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No  ☒
As of April 30, 2026, the registrant had outstanding 171,647,764 shares of common stock, $0.001 par value per share, outstanding.

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
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including but not limited to those factors discussed below under “Summary of Risk Factors” and in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, as well as any factors contained in our subsequent filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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
•If we do not continue to innovate and provide a platform that is useful to our customers, we may not remain competitive and our results of operations could suffer.
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

Part I
Item 1. Condensed Consolidated Financial Statements (Unaudited)
LegalZoom.com, Inc.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par values)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$183,152	$203,100
Accounts receivable, net of allowances of $3,701 and $2,281, respectively	24,573	20,589
Prepaid expenses and other current assets	20,551	18,234
Total current assets	228,276	241,923
Property and equipment, net	55,589	58,045
Goodwill	140,705	140,705
Intangible assets, net	16,542	18,152
Operating lease right-of-use assets	14,199	13,414
Deferred income taxes	29,446	31,884
Other assets	7,101	7,399
Total assets	$491,858	$511,522
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$38,126	$27,167
Accrued expenses and other current liabilities	57,373	83,361
Deferred revenue	223,242	203,653
Operating lease liabilities	4,743	4,338
Total current liabilities	323,484	318,519
Operating lease liabilities, non-current	10,479	10,025
Deferred revenue	260	277
Other liabilities	10,727	10,819
Total liabilities	$344,950	$339,640
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000 shares authorized at March 31, 2026 and December 31, 2025, none issued or outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 1,000,000 shares authorized; 173,402 shares and 177,624 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	175	179
Additional paid-in capital	1,323,587	1,305,936
Accumulated deficit	(1,177,128)	(1,134,414)
Accumulated other comprehensive income	274	181
Total stockholders’ equity	146,908	171,882
Total liabilities and stockholders’ equity	$491,858	$511,522
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue	$206,781	$183,110
Cost of revenue	74,528	66,560
Gross profit	132,253	116,550
Operating expenses:
Sales and marketing	78,668	61,378
Technology and development	19,605	21,322
General and administrative	31,216	39,221
Gain on sale of assets held for sale	—	(14,337)
Total operating expenses	129,489	107,584
Income from operations	2,764	8,966
Interest expense	(676)	(182)
Interest income	1,648	1,483
Other income, net	81	347
Income before income taxes	3,817	10,614
Provision for income taxes	2,713	5,487
Net income	$1,104	$5,127
Net income per share — basic:	$0.01	$0.03
Net income per share — diluted:	$0.01	$0.03
Weighted-average shares used to compute net income per share — basic:	174,866	176,829
Weighted-average shares used to compute net income per share — diluted:	177,013	180,616
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$1,104	$5,127
Other comprehensive income, net of tax:
Change in foreign currency translation adjustments	93	(73)
Change in available-for-sale debt security due to unrealized gains	—	153
Total other comprehensive income	93	80
Total comprehensive income	$1,197	$5,207
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2025	177,624	$179	$1,305,936	$(1,134,414)	$181	$171,882
Issuance of common stock upon exercise of stock options	4	—	16	—	—	16
Issuance of common stock upon vesting of restricted stock unit awards	1,790	2	(2)	—	—	—
Shares surrendered for settlement of minimum statutory tax withholdings	(696)	(1)	(4,886)	—	—	(4,887)
Stock-based compensation	—	—	22,523	—	—	22,523
Repurchased common stock	(5,320)	(5)	—	(43,462)	—	(43,467)
Stock repurchase excise tax	—	—	—	(356)	—	(356)
Other comprehensive income	—	—	—	—	93	93
Net income	—	—	—	1,104	—	1,104
Balance at March 31, 2026	173,402	$175	$1,323,587	$(1,177,128)	$274	$146,908

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	173,619	$175	$1,161,538	$(1,069,317)	$861	$93,257
Issuance of common stock upon exercise of stock options	4,473	4	43,543	—	—	43,547
Issuance of common stock upon vesting of restricted stock unit awards	1,525	2	(2)	—	—	—
Shares surrendered for settlement of minimum statutory tax withholdings	(645)	(1)	(5,941)	—	—	(5,942)
Stock-based compensation	—	—	31,096	—	—	31,096
Other comprehensive income	—	—	—	—	80	80
Issuance of common stock for acquisition	2,205	2	20,045	—	—	20,047
Net income	—	—	—	5,127	—	5,127
Balance at March 31, 2025	181,177	$182	$1,250,279	$(1,064,190)	$941	$187,212
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$1,104	$5,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,137	10,406
Amortization of right-of-use assets	968	618
Amortization of debt issuance costs	47	56
Stock-based compensation	21,314	29,756
Deferred income taxes	2,438	1,996
Change in fair value of other equity security	—	(302)
Unrealized foreign exchange loss	143	76
Gain on sale of assets held for sale	—	(14,337)
Loss on disposal of property and equipment	—	99
Changes in operating assets and liabilities, net of effects of business combination:
Accounts receivable	(3,984)	(9,148)
Prepaid expenses and other current assets	(2,348)	(2,238)
Other assets	412	204
Accounts payable	11,248	5,329
Accrued expenses and other liabilities	(13,882)	(3,247)
Operating lease liabilities	(896)	(536)
Income tax payable	7	6
Deferred revenue	19,574	26,838
Net cash provided by operating activities	47,282	50,703
Cash flows from investing activities
Acquisition, net of cash acquired	—	(48,123)
Proceeds from sale of assets held for sale	—	37,051
Purchase of property and equipment	(6,308)	(9,378)
Net cash used in investing activities	(6,308)	(20,450)
Cash flows from financing activities
Payment of deferred consideration from business acquisition	(12,514)	—
Proceeds from issuance of stock under employee stock plans	16	43,548
Repayment of capital lease obligations	—	(2)
Repurchase of common stock	(43,467)	—
Shares surrendered for settlement of minimum statutory tax withholding	(4,887)	(5,942)
Net cash (used in) provided by financing activities	(60,852)	37,604
Effect of exchange rate changes on cash and cash equivalents	(70)	52
Net (decrease) increase in cash and cash equivalents	(19,948)	67,909
Cash and cash equivalents, at beginning of the period	203,100	142,064
Cash and cash equivalents, at end of the period	$183,152	$209,973
Non-cash operating, investing, and financing activities:
Acquisition-related deferred consideration	$101	$13,058
Accrued stock repurchase excise tax	$356	$—

	Three Months Ended March 31,
	2026	2025
Issuance of common stock for business acquired	—	20,048
Purchase of property and equipment included in accounts payable and accrued expenses and other current liabilities	1,231	855
Capitalized stock-based compensation	1,209	1,340
Right-of-use assets obtained in exchange of operating lease liabilities (excluding right-of-use assets acquired as part of business acquisition)	1,753	3,764
Supplemental cash flow data:
Cash paid during the period for:
Interest on deferred consideration for business acquisition	$626	$—
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
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited, condensed, consolidated financial statements should be read in conjunction with our audited, consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025. The December 31, 2025 unaudited condensed consolidated balance sheet was derived from our audited consolidated financial statements as of that date. Our unaudited condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the unaudited condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. There have been no significant changes in accounting policies during the three months ended March 31, 2026 from those disclosed in the audited consolidated financial statements for the year ended December 31, 2025 and the related notes, except as noted below under Recently Adopted Accounting Pronouncements.
The operating results for the three months ended March 31, 2026 are not necessarily indicative of the results expected for the full year ending December 31, 2026.
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent liabilities in the unaudited condensed consolidated financial statements and accompanying notes. Estimates are used for, however not limited to, revenue recognition, sales allowances and expected credit loss allowances, other equity security, recoverability of long-lived assets and goodwill, income taxes, commitments and contingencies, valuation of assets and liabilities acquired in business combinations, and fair value of stock-based compensation. Actual results could differ materially from those estimates. On an ongoing basis, we evaluate the estimates compared to historical experience and other factors including the current economic and regulatory environment, which form the basis for our judgments about the carrying value of assets and liabilities.
Significant Accounting Policies
Significant accounting policies are detailed in Note 2. Summary of Significant Accounting Policies of our Annual Report on Form 10-K for the year ended December 31, 2025.

Segment and Geographic Information
Our Chief Executive Officer, as the Chief Operating Decision Maker (the “CODM”), organizes our company, manages resource allocations, and measures performance on the basis of our one operating segment. Refer to Note 12 to our unaudited condensed consolidated financial statements.
Revenue outside of the U.S., based on the location of the customer, represented less than 1% of our revenue for the three months ended March 31, 2026 and 2025. Our property and equipment located outside of the U.S. were immaterial as of March 31, 2026 and December 31, 2025.
Concentrations of Credit Risk
We maintain accounts in U.S. banks with funds insured by the Federal Deposit Insurance Corporation (the “FDIC”). Our bank accounts may, at times, exceed the FDIC insured limits. Financial instruments that potentially subject us to credit risk consist principally of cash and cash equivalents. Management believes that we are not exposed to any significant credit risk related to our cash or cash equivalents and have not experienced any losses in such accounts.
Due to a large and diverse customer base, no individual customer represented more than 10% of our total revenue for the three months ended March 31, 2026 and 2025. At March 31, 2026 and December 31, 2025, there was one partner with an outstanding balance of 10% or more of our total accounts receivable balance.
Accounts Receivable and Allowance for Credit Losses
Our accounts receivable balances, which are not collateralized and do not bear interest, primarily consist of amounts receivable from our credit and debit card merchant processors, customer receivables, and fees due from third parties for services purchased by our customers from such third parties. We reduce our accounts receivable for sales allowances and a reserve for potentially uncollectible receivables. We determine the amount of the allowances based on various factors, including historical collection experience, the age of our accounts receivable balances, credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect our ability to collect from customers. Account balances are charged off against the allowance when we determine that it is not probable we will collect the receivable. At March 31, 2026 and December 31, 2025 the allowance for credit losses was not material.
Investments in Other Equity Securities
We hold an equity investment in LawPath, Pty Ltd (“LawPath”), an Australian proprietary limited company that provides an online legal platform to individuals and small and medium sized businesses. The carrying amount of our investment in LawPath was $4.7 million and $4.7 million at March 31, 2026 and December 31, 2025, respectively.
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
Subscription revenue—Subscription revenue is generated primarily from subscriptions to our registered agent, compliance packages, attorney advice, legal forms, tax and accounting, virtual mail, eSignature services, and software-as-a-service (“SaaS”) subscriptions. We generally recognize revenue from our subscriptions ratably over the subscription term. Subscription terms generally range from thirty days to one year. Subscription revenue also includes amounts earned from third-party providers in connection with lead generation activities, where referred customers purchased services that are subscription in nature. Subscription revenue includes the transaction price allocated to bundled free trials for our subscription services and is net of promotional discounts, cancellations, sales allowances and credit reserves and payments to third party service providers.
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

Our transaction and subscription revenue is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Transaction	$76,623	$66,853
Subscription	130,158	116,257
Total revenue	$206,781	$183,110
Recently Adopted Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 was effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption was permitted as of the beginning of a reporting period if the entity has also adopted ASU 2020-06 for that period. Entities may apply the new guidance prospectively to settlements of convertible debt instruments that take place during annual reporting periods (and interim reporting periods within those annual reporting periods) beginning after the effective date of ASU 2024-04. Retrospective application may be elected as of the beginning of the first comparative reporting period in which the entity has also applied ASU 2020-06. We adopted ASU 2024-04 as of January 1, 2026. The adoption of this accounting standard did not have a material impact to our unaudited condensed consolidated financial statements.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for calculating current expected credit losses for current accounts receivables and current contract assets by assuming that the current conditions as of the balance sheet date will not change for the remaining life of the asset. The accounting standard was effective for interim and annual reporting periods beginning after December 15, 2025 and is to be applied on a prospective basis. We adopted ASU 2025-05 as of January 1, 2026. The adoption of this accounting standard did not have a material impact to our unaudited condensed consolidated financial statements.
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
Note 3. Other Financial Statement Information
Accounts Receivable
Changes in the allowances consisted of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Beginning balance	$2,281	$2,121
Add: allowance recognized as a reduction of revenue	1,446	1,236
Add: allowance for credit losses recognized in general and administrative expense	1,056	40
Less: write-offs, net of recoveries	(1,082)	(773)
Ending balance	$3,701	$2,624
The allowance recognized as a reduction of revenue primarily relates to our installment plan receivables for which we expect we will not be entitled to a portion of the transaction price based on our historical experience with similar transactions. The allowance recognized against general and administrative expense represents receivables from partners that are considered uncertain or no longer collectible.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Prepaid expenses	$11,431	$10,165
Deferred cost of revenue	3,306	2,415
Capitalized cloud computing development costs	1,161	1,449
Income tax receivable	3,366	3,251
Other current assets	1,287	954
Total prepaid expenses and other current assets	$20,551	$18,234

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued payroll and related expenses	$18,093	$32,785
Accrued vendor payables	21,345	17,444
Accrued advertising	3,882	2,551
Sales allowances	3,259	3,126
Accrued sales, use and business taxes	7,264	10,409
Deferred consideration relating to business acquired	—	12,627
Other	3,530	4,419
Total accrued expenses and other current liabilities	$57,373	$83,361
Deferred revenue
Deferred revenue as of March 31, 2026 and December 31, 2025 was $223.5 million and $203.9 million, respectively. Revenue recognized in the three months ended March 31, 2026 and 2025 that was included in deferred revenue as of December 31, 2025 and 2024 was $101.3 million and $85.4 million, respectively.
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
Depreciation and Amortization
Depreciation and amortization expense of our property and equipment, including capitalized internal-use software, and intangible assets consisted of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$4,324	$5,115
Sales and marketing	3,183	1,715
Technology and development	2,092	2,220
General and administrative	1,538	1,356
Total depreciation and amortization expense	$11,137	$10,406
Note 4. Acquisition
Formation Nation, Inc.
On February 10, 2025, we acquired all of the outstanding equity interests of Formation Nation, Inc., a Nevada-based small business services company with a range of legal and business solutions, in exchange for a total consideration of $83.2 million consisting of cash, net working capital adjustments and equity consideration comprising 2,205,445 restricted shares of our common stock. Approximately $12.5 million of the consideration was initially deferred to satisfy any necessary adjustments, including without limitation, indemnification claims related to general representations and warranties, any net working capital adjustments and deferred change in control bonuses. The Company paid $13.1 million for the deferred consideration in cash, inclusive of $0.6 million of accrued interest, during the three months ended March 31, 2026 upon the expiration of the 12-month holdback period, net of any amounts necessary to satisfy all unsatisfied or disputed claims for indemnification and net working capital adjustments.
Note 5. Long-term Debt
On July 2, 2021, we entered into an amended and restated credit and guaranty agreement (the “Revolving Facility”) providing for revolving borrowings of up to $150.0 million with an availability period of five years. Under the Revolving Facility, we can use up to $20.0 million in letters of credit and up to $10.0 million in borrowings on same-day notice, referred to as swingline loans. On May 5, 2023, we entered into an amendment to the Revolving Facility to replace the LIBOR interest rate benchmark with the Secured Overnight Financing Rate (“SOFR”) benchmark, with a 0.10% credit spread adjustment to the SOFR benchmark (“Adjusted Term SOFR”) for all available interest periods, provided that if the Adjusted Term SOFR is less than zero, the Adjusted Term SOFR shall be deemed to be zero. Other than the foregoing, the remaining terms of the Revolving Facility remained unchanged.
On July 14, 2025, we entered into a second amendment to the Revolving Facility (as amended, the “Amended Revolving Facility”), which reduced the revolving loan commitment from $150.0 million to $100.0 million and extended the maturity date from July 2, 2026 to July 14, 2030. The terms of available letters of credit and swingline loans remained unchanged. In addition, the Amended Revolving Facility added additional reductions to the existing interest rate margins and the commitment fee upon achieving a total net lien leverage ratio of 1.00 to 1.00 and also removes the 0.10% credit spread adjustment to the SOFR benchmark for all available interest periods. As a result of the Amended Revolving Facility, we incurred $0.8 million of incremental deferred issuance costs. Those costs were capitalized in other assets in the unaudited condensed consolidated balance sheets and are amortized straight-line over the term of Amended Revolving Facility. In connection with the Amended Revolving Facility, we performed an extinguishment versus modification assessment on a lender-by-lender basis resulting in the write-off of an insignificant amount of unamortized debt issuance costs under Revolving Facility.
Borrowings under the Amended Revolving Facility bear interest at a rate per annum equal to either (a) the Term SOFR plus a margin ranging from 2.00% to 1.25% or (b) a margin ranging from 1.00% to 0.25% plus the highest of (i) the administrative agent’s prime rate, (ii) the Federal Funds rate plus 0.50% or (iii) one-month Term SOFR plus 1%. The interest rate margins under the Amended Revolving Facility are subject to a reduction of 0.25% upon achieving total net first lien leverage ratios of 3.50 to 1.00 and further reductions of 0.25% each upon achieving total net first lien leverage ratios of 2.50 to 1.00 and 1.00 to 1.00, respectively. We are required to pay a commitment fee in respect of unutilized commitments under the Amended Revolving Facility. The commitment fee is, initially, 0.35% per annum. The commitment fee is subject to a reduction of 0.10% if the total net first lien leverage ratio does not exceed 3.50 to 1.00 and an additional 0.05% reduction upon achieving a total first lien leverage ratio of 1.00 to 1.00. We are also required to pay customary letter of credit fees and agency fees. We have the option to voluntarily repay outstanding loans under the Amended Revolving Facility at any time without premium or penalty, other than customary “breakage” costs with respect to SOFR loans. There is no scheduled amortization under the Amended Revolving Facility. Any principal amount outstanding is due and payable in full at maturity on July 14, 2030. Obligations under the Amended Revolving Facility are guaranteed by our existing and future direct and indirect material wholly-owned domestic subsidiaries, subject to certain exceptions. The Amended Revolving Facility is secured by a first-priority security interest in substantially all of our assets, subject to certain exceptions.
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
The Amended Revolving Facility requires compliance with a total net first lien leverage ratio not to exceed 4.50 to 1.00 (the “Financial Covenant”). The Financial Covenant will be tested at quarter-end only if the total principal amount of all revolving loans, swingline loans and drawn letters of credit that have not been reimbursed exceeds 35% of the total commitments under the Amended Revolving Facility on the last day of such fiscal quarter.
As of March 31, 2026 and December 31, 2025, we had no amounts outstanding under our Amended Revolving Facility.
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
During the three months ended March 31, 2026, using Rule 10b5-1 plans, we repurchased a total of 5.3 million shares of our common stock through open market purchases at an average per share price of $8.17 for a total repurchase of $43.5 million including broker commissions. The repurchases were recorded as a reduction to stockholders’ equity in the unaudited condensed consolidated balance sheets. Approximately $126.0 million remained available for future repurchases of our common stock under the stock repurchase program as of March 31, 2026.
The Inflation Reduction Act of 2022, enacted in August 2022, imposed a 1% non-deductible excise tax on net repurchases of shares by domestic corporations whose stock is traded on an established securities market. Consequently, this excise tax is applicable to shares of stock repurchased pursuant to our stock repurchase program beginning in 2023 and represents a cost of the repurchases of our common stock. We have recognized an excise tax liability of $0.4 million as of March 31, 2026 because the fair market value of the stock repurchases exceeded the fair market value of the stock issuances during the three months ended March 31, 2026.
Note 8. Stock-based Compensation
Stock-based Compensation Expense
We recorded stock-based compensation expense in the following categories in the accompanying unaudited condensed consolidated statements of operations and balance sheets (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$1,251	$1,260
Sales and marketing	3,548	3,767
Technology and development	3,347	4,024
General and administrative	$13,168	$20,705
Total stock-based compensation expense	21,314	29,756
Amount capitalized to internal-use software	1,209	1,340
Total stock-based compensation	$22,523	$31,096
Restricted Stock Units
During the three months ended March 31, 2026, we granted 9.9 million restricted stock units (“RSUs”) with a total grant date fair value of $66.3 million to various employees. RSUs are measured based on the fair market value of the underlying stock on the date of grant and recognized as expense over the requisite service period.
Performance Stock Units
During the three months ended March 31, 2026, we granted 3.6 million performance stock units (“PSUs”) to members of the Company’s senior leadership team (the “2026 PSUs”). The 2026 PSUs consist of two performance components: revenue and total shareholder return (“TSR”). The number of shares ultimately issuable under each component of the 2026 PSUs is based on the Company’s achievement relative to certain performance targets, continuous employment over the requisite service period as well as certification of results by the compensation committee of the board of directors following each applicable performance period.
The revenue component of the 2026 PSUs represents 60% of the target award and achievement is measured based on the Company’s year-over-year revenue growth relative to pre-determined targets for three one-year performance periods ending on December 31, 2026, December 31, 2027, and December 31, 2028, respectively. Each annual performance period represents one-third of the awards that may be earned under the revenue component. The number of 2026 PSUs earned for each annual period may range from 0% to 300% of the number of awards allocated to each annual performance period. The grant-date fair value of the revenue component is based on the closing price of the Company’s common stock on the date of grant. Compensation expense for the revenue component is recognized over the requisite service period when achievement of the applicable performance condition is considered probable. The fair value of the revenue component on the grant date amounted to approximately $14.6 million assuming achievement at 100% of target.
The TSR component represents 40% of the target award and achievement is measured based on the Company’s TSR percentile against a pre-determined peer set over two performance periods, each beginning January 1, 2026 and ending December 31, 2027 and December 31, 2028, respectively. Each performance period represents 50% of the awards that may be earned pursuant to the TSR component. The number of 2026 PSUs earned for each performance period may range from 0% to 400% of the number of awards allocated to each performance period. The grant-date fair value of the TSR component is estimated using a Monte Carlo simulation model as vesting depends on a market condition. Compensation expense for the TSR component is recognized over the longer of the requisite or derived service period regardless of whether the market condition is ultimately achieved. The Company estimated the weighted-average fair value of the TSR component to be approximately $17.9 million. The assumptions to the Monte Carlo simulation used to calculate the grant-date fair value of the TSR component is as follows:

Three Months Ended March 31,
2026
Expected life (years)	2.8
Risk-free interest rate	3.6%
Expected volatility	54.2%
Expected dividend yield	—

We recognized $0.9 million in stock-based compensation expense during the three months ended March 31, 2026 related to the 2026 PSUs. In addition, we recognized $5.5 million and $13.3 million in stock-based compensation expense during the three months ended March 31, 2026 and 2025, respectively, related to PSUs with a market-based condition that were granted during the year ended December 31, 2024.
Note 9. Income Taxes
We recorded a provision for income taxes of $2.7 million for the three months ended March 31, 2026. We recorded a provision for income taxes of $5.5 million for the three months ended March 31, 2025. The effective tax rate for the three months ended March 31, 2026 and 2025 was 71% and 52%, respectively. The difference from the federal statutory rate of 21% is primarily due to the recognition of significant non-deductible stock-based compensation and other discrete adjustments.
Gross unrecognized tax benefits were $17.3 million and $16.8 million as of March 31, 2026 and December 31, 2025, respectively. The gross unrecognized tax benefits, if recognized by us, will result in a reduction of approximately $16.6 million, excluding interest and penalties, to the provision for income taxes, thereby favorably impacting our effective tax rate. Our policy is to recognize interest and penalties related to income tax matters in income tax expense. For the periods presented, interest and penalties related to income tax positions were not material to our unaudited condensed consolidated financial statements.
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
Note 10. Net Income Per Share
The following table shows the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income	$1,104	$5,127
Denominator:
Weighted-average common stock used in computing net income per share — basic	174,866	176,829
Effect of potentially dilutive securities
Options to purchase common stock	36	60
RSU and PSUs	2,111	3,713
Employee stock purchase plan	—	14
Weighted-average common stock used in computing net income per share — diluted	177,013	180,616
Net income per share — basic	$0.01	$0.03
Net income per share — diluted	$0.01	$0.03
The following table presents the number of stock options, RSUs, and PSUs, excluded from the calculation of diluted net income per share because they are anti-dilutive (in thousands):

	Three Months Ended March 31,
	2026	2025
Options to purchase common stock	4,990	10,298
RSU and PSUs(1)	21,936	22,495
Employee stock purchase plan	426	12
Total	27,352	32,805

(1) For the three months ended March 31, 2026, anti-dilutive PSUs include the 2026 PSUs granted in March 2026 and reflected at 100% of target, as well as PSUs granted in July 2024 and November 2024 at 200% and 275% of target, respectively. For the three months ended March 31, 2025, anti-dilutive PSUs include PSUs granted in July 2024 and November 2024 at 200% and 325% of target, respectively.
Note 11. Fair Value Measurements
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
At March 31, 2026 and December 31, 2025, our financial assets recorded at fair value on a recurring basis consist of cash equivalents. The cash equivalents consist of money market funds valued using quoted prices in active markets, which represents Level 1 inputs in the fair value hierarchy.
The carrying amounts of accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair values because of the short-term nature of these items.
The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	As of March 31, 2026
	Level 1	Level 2	Level 3
Money market funds	167,379	—	—
Total assets	$167,379	$—	$—

	As of December 31, 2025
	Level 1	Level 2	Level 3
Money market funds	$180,778	$—	$—
Total assets	$180,778	$—	$—

Note 12. Segment Information
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
Our one reportable segment provides an online platform for business formation in the U.S. and, as described in Note 2, Summary of Significant Accounting Policies, generates revenue from customized legal document services and subscriptions offered to our customers. Revenue outside of the U.S., based on the location of the customer, represented less than 1% of our revenue for the three months ended March 31, 2026 and 2025. Our property and equipment located outside of the U.S. were immaterial as of March 31, 2026 and 2025.
The following table summarizes financial information by reportable segment regularly provided to the CODM (in thousands):

	Three Months Ended March 31,
	2026	2025
Transaction revenue	$76,623	$66,853
Subscription revenue	130,158	116,257
Total revenue	206,781	183,110
Less:
Filings fees	33,903	25,219
Other cost of revenue, excluding depreciation, amortization and stock-based compensation	35,050	34,966
Customer acquisition marketing	55,054	44,215

	Three Months Ended March 31,
	2026	2025
Other sales and marketing, excluding depreciation, amortization and stock-based compensation	16,883	11,681
Technology and development, excluding depreciation, amortization and stock-based compensation	14,166	15,078
General and administrative, excluding depreciation, amortization, stock-based compensation, and restructuring	15,867	16,482
Stock-based compensation	21,314	29,756
Depreciation and amortization	11,137	10,406
Interest income	(1,648)	(1,483)
Interest expense	676	182
Restructuring(1)	643	678
Other segment items(2)	(81)	(347)
Provision for income taxes	2,713	5,487
Gain on sale of assets held for sale	—	(14,337)
Segment net income	1,104	5,127

Reconciliation of profit or loss
Adjustments and reconciling items	$—	$—
Consolidated net income	$1,104	$5,127
(1) For 2026 and 2025, restructuring costs related to the reduction of our U.S. headcount.
(2) Other segment items included in segment net income primarily consist of foreign currency gains or losses related to our intercompany loans which were denominated in British Pound Sterling and included in other income, net on the unaudited condensed consolidated statements of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Part II, Item 8, “Financial Statements and Supplementary Data” included in our 2025 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2026 and our other filings with the SEC. The following discussion contains forward-looking statements based upon current plans, expectations and beliefs and that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the "Risk Factors" section of this Quarterly Report on Form 10-Q. See “Forward-Looking Statements” preceding Part I of this Quarterly Report on Form 10-Q.
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
•Our share of small and medium-sized businesses (SMBs). In the three months ended March 31, 2026 and 2025, business formations represented the largest share of our total transaction orders. Business formations act as an entrance point for many customers to the LegalZoom ecosystem, where they then often purchase a mix of transaction and subscription offerings alongside and after the initial formation transaction. However, AI-driven search is reshaping customer acquisition dynamics and the ways in which customers find and engage with LegalZoom. As a result, we are diversifying our customer acquisition channels via strategic partnerships and collaborations, including with AI platforms, and expanding our go-to-market strategy to focus on both higher intent customers and emerging and established business. Over time, we expect partnerships to drive a greater share of high-value customer acquisition. As a result, our operating results depend on the continuation of new business formations in the U.S. and even more so, on our ability to attract new and existing businesses to our platform via various acquisition channels.
•Ability to enhance customer lifetime value. Our future performance depends on our ability to integrate new products and services into our LegalZoom ecosystem and to increase recurring revenue through subscription offerings. We are continuing to optimize our subscription business, including by testing various commercialization and pricing strategies for our offerings and introducing new, higher value, full-service do-it-for-me (“DIFM”) subscription offerings, including our concierge suite of offerings. As a result, we have experienced and we expect to continue to experience increased volatility across our key business metrics.
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

Key Business Metrics
In addition to the measures presented in our unaudited condensed consolidated financial statements, we regularly monitor the financial and operating metrics below to evaluate the growth of our business, measure the effectiveness of our marketing efforts, identify trends, formulate financial forecasts and make strategic decisions. Except with respect to annual small business retention rate, Formation Nation, Inc. (“Formation Nation”) has been included in the key business metrics below starting on February 10, 2025, the date we acquired Formation Nation.
Number of business formations
We define the number of business formations in a given period as the number of limited liability company (“LLC”), incorporation, not-for-profit and doing business as (“DBA”) orders placed on our platform in such period. We consider the number of business formations to be an important metric considering that it is typically the first product or service small business customers purchase on our platform, creating the foundation for additional products and subsequent subscription revenue as customers adopt additional products and services throughout the lifecycle of their business.
We believe that including customers filing DBAs on our platform provides a more accurate representation of the number of newly formed businesses we serve. These transactions are most often completed by sole proprietors who represent potential future transaction and subscription cross-sell opportunities as their businesses mature.
Furthermore, we believe our definition of the number of business formations is most closely aligned with U.S. Census reporting of new applications for Employer Identification Numbers (“EINs”), which we believe to be the most relevant source of publicly available U.S. market data.
The below table sets forth the number of business formations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Number of business formations	142	131
We experienced an 8% increase in business formation transactions during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to an increase in formations through our partnership channel as well as the inclusion of a full quarter of formations from Formation Nation.
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
The below table sets forth the number of transactions for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Number of transactions	375	341

We experienced a 10% increase in the number of transactions during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to an increase in Annual Report filings within our compliance offerings as a result of filing automation and an increase in business formations. The increase was partially offset by a decline in beneficial ownership information report filings following a Financial Crimes Enforcement Network (“FinCEN”) ruling on March 21, 2025 that eliminated this filing requirement for U.S. companies.
Average order value
We define average order value for a given period as total transaction revenue divided by total number of transactions in such period. We consider average order value to be an important metric given that it indicates how much customers are spending on average on our platform per transaction.
The below table sets forth the average order value for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Average order value	$205	$196
Average order value increased 5% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This increase was primarily driven by the impact of bundling changes within our business formation products and a decline in lower value beneficial ownership information report filings following a FinCEN ruling on March 21, 2025 that eliminated this filing requirement for U.S. companies. Average order value was partially offset by an increase in Annual Report filings, which carry lower average transaction values and represented a larger share of total transactions in the current period.
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
The below table sets forth the number of subscription units as of March 31, 2026 and 2025:

	As of March 31,
	2026	2025
	(in thousands)
Number of subscription units	1,920	1,924
The number of subscription units was flat from March 31, 2025 to March 31, 2026. This was primarily driven by a decrease in accounting, forms, e-Signature and registered agent subscriptions, partially offset by increases in compliance subscriptions, legal advisory subscriptions, subscriptions from our partnership channel and virtual mail subscriptions.
Average revenue per subscription unit
We define average revenue per subscription unit (“ARPU”) as of a given date as subscription revenue for the twelve-month period ended on such date (“LTM”) divided by the average of the number of subscription units at the beginning and end of the LTM period. We consider ARPU to be an important metric because it helps to illustrate our ability to provide and monetize higher value subscriptions. In addition, when viewed together with subscription units, ARPU provides insight into the impact that higher-value subscriptions have on our ability to grow our subscription units.
The below table sets forth ARPU as of March 31, 2026 and 2025:

	As of March 31,
	2026	2025
Average revenue per subscription unit	$263	$252
ARPU increased 4% as of March 31, 2026 compared to March 31, 2025 benefiting from pricing initiatives on our registered agent subscriptions, partially offset by a shift in mix towards our lower priced subscription offerings, including Forms and eSignature and accounting solutions, due to the bundling of these products into certain business formation offerings.
On a sequential basis, ARPU as of March 31, 2026 decreased 1% compared to December 31, 2025.
Annual small business retention rate
We define annual small business retention rate as the percentage of small business subscription units active as of the last day of the quarter one year ago that were still active subscriptions 12 months later. Small business subscription units represent our subscriptions targeted at our small business customers and include subscriptions for our registered agent and compliance services, our tax solution, our virtual mail, forms and eSignature solutions and our small business legal advisory plan, and exclude subscriptions from our enterprise customers, our prior operations in the U.K., Formation Nation and our consumer legal advisory plan. Annual small business retention rate includes both monthly and annual subscription units and reflects all subscription unit attrition, including as a result of actual business failures of certain of our customers. Our annual small business retention rate as of March 31, 2026 was approximately 57% which was impacted by lower retaining annual forms and e-Signature subscriptions.
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
Subscription revenue—Subscription revenue is generated primarily from subscriptions to our registered agent, compliance packages, attorney advice, legal forms, tax and accounting, virtual mail and eSignature services, and software-as-a-service (“SaaS”) subscriptions. We generally recognize revenue from our subscriptions ratably over the subscription term. Subscription terms generally range from thirty days to one year. Subscription revenue also includes amounts earned from third-party providers in connection with lead generation activities, where referred customers purchased services that are subscription in nature. Subscription revenue includes the transaction price allocated to bundled free trials for our subscription services and is net of promotional discounts, cancellations, sales allowances and credit reserves and payments to third party service providers such as legal plan law firms.
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
See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Revenue Recognition” in our 2025 Annual Report on Form 10-K for a description of the accounting policies related to revenue recognition, including arrangements that contain multiple deliverables.
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
Gross profit and gross margin
Gross profit, or revenue less cost of revenue, and gross margin, or gross profit as a percentage of revenue, have been and will continue to be affected by various factors, primarily the mix between transaction and subscription revenue. Our gross margin expansion is also expected to be driven by automation improvements and digitization efforts. Further, our acquisitions of other companies have negatively impacted our gross margin in the past, and any such future acquisitions could have a similar effect. Our gross margin could fluctuate from period to period due to fulfillment rates and seasonality.
Operating expenses
Our operating expenses consist primarily of sales and marketing, technology and development, general and administrative expenses, and to a lesser extent, gain on sale of assets held for sale.
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
Customer acquisition media spend has historically been highest in the first quarter of the year to align with business formation seasonality. We expect to continue to invest in sales and marketing to drive additional revenue, further penetrate our expanding addressable market, and build on our digital brand leadership and awareness. We anticipate that sales and marketing expenses will continue to be our largest operating expense category for the foreseeable future.
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
Excluding stock-based compensation, we expect our technology and development expenses to decrease as a percentage of our revenue as we continue to invest in process efficiency initiatives, which includes the use of AI, although our technology and development expenses may fluctuate as a percentage of our revenue from period-to-period due to seasonality and the timing and extent of these expenses.

General and administrative
Our general and administrative expenses relate primarily to compensation and related benefits, including stock-based compensation, for executive and corporate personnel, professional and consulting fees, an allocation of depreciation and amortization, allocated overhead and legal costs. We expect our general and administrative expenses to decrease as a percentage of our revenue over the longer term. However, our general and administrative expenses may fluctuate as a percentage of our revenue from period-to-period due to the timing and extent of the foregoing expenses and seasonality.
Gain on sale of assets held for sale
Gain on sale of assets held for sale relates to the sale of our operational headquarters on March 31, 2025.
Interest expense
Interest expense consists primarily of amortization of debt issuance costs related to our amended and restated credit and guaranty agreement (as amended, the “Amended Revolving Facility”) as well as interest incurred on the deferred cash consideration associated with the acquisition of Formation Nation.
We expect interest expense to remain insignificant in the near term as we have no outstanding indebtedness. However, we would incur interest expense in the longer term should we draw down on our Amended Revolving Facility or incur other indebtedness.
Interest income
Interest income consists primarily of interest income generated from our investment in money market funds.
Other income, net
Other income, net consists of realized and unrealized foreign currency gains and losses.
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

Results of Operations
The following table sets forth our unaudited condensed consolidated statement of operations data for each of the periods indicated. The period-to-period comparison of financial results should not be considered as a prediction or indicative of our future results:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Revenue	$206,781	$183,110
Cost of revenue(1)(2)	74,528	66,560
Gross profit	132,253	116,550
Operating expenses:
Sales and marketing(1)(2)	78,668	61,378
Technology and development(1)(2)	19,605	21,322
General and administrative(1)(2)	31,216	39,221
Gain on sale of assets held for sale	—	(14,337)
Total operating expenses	129,489	107,584
Income from operations	2,764	8,966
Interest expense	(676)	(182)
Interest income	1,648	1,483
Other income, net	81	347
Income before income taxes	3,817	10,614
Provision for income taxes	2,713	5,487
Net income	$1,104	$5,127
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cost of revenue	$1,251	$1,260
Sales and marketing	3,548	3,767
Technology and development	3,347	4,024
General and administrative	13,168	20,705
Total stock-based compensation expense	$21,314	$29,756
Stock-based compensation expense decreased for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to lower expense from performance-based stock units (“PSUs”), including awards with market conditions, granted in prior periods, as well as a reduction in expense from time-based restricted stock units (“RSUs”). See Note 8 to our unaudited condensed consolidated financial statements and Note 14 to our consolidated financial statements included in our 2025 Annual Report on Form 10-K for additional information.

(2)Includes depreciation and amortization expense for our property and equipment, including capitalized internal-use software and intangible assets as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cost of revenue	$4,324	$5,115
Sales and marketing	3,183	1,715
Technology and development	2,092	2,220
General and administrative	1,538	1,356
Total depreciation and amortization expense	$11,137	$10,406
Comparison of the Three Months Ended March 31, 2026 and 2025
Revenue

	Three Months Ended March 31,
	2026	2025	$ change	% change
	(in thousands, except percentages)
Revenue by type
Transaction	$76,623	$66,853	$9,770	15%
Subscription	130,158	116,257	13,901	12%
Total revenue	$206,781	$183,110	$23,671	13%
The increase in total revenue for the three months ended March 31, 2026 was primarily driven by the increases in both subscription and transaction revenue. Subscription revenue was 63% of total revenue for the three months ended March 31, 2026 and 2025 and transaction revenue was 37% of total revenue for the three months ended March 31, 2026 and 2025.
Transaction revenue increased 15% year-over-year for the three months ended March 31, 2026 primarily due to a 150%, or $6.6 million, increase in revenue from Annual Report filings within our compliance offerings as a result of filing automation as well as an increase in revenue from other small business transactions and the inclusion of a full quarter of revenue from Formation Nation, partially offset by a decline in beneficial ownership information report revenue due to the FinCEN ruling on March 21, 2025 that eliminated this filing requirement for U.S. companies.
Subscription revenue increased 12% year-over-year for the three months ended March 31, 2026 primarily due to a 17% increase in revenue from our registered agent subscriptions due to an increase in pricing of these subscriptions and a 25% increase in revenue from our legal advisory subscriptions from the bundling of this subscription into certain formation offerings. Subscription revenue growth was partially offset by our prior discontinuation of new customer acquisition for our tax offering.
Cost of revenue

	Three Months Ended March 31,
	2026	2025	$ change	% change
	(in thousands, except percentages)
Cost of revenue	$74,528	$66,560	$7,968	12%
Cost of revenue for the three months ended March 31, 2026 increased by $8.0 million primarily due to an $8.7 million increase in filing fees driven by the acceleration in fulfillment for certain services and a $0.9 million increase in credit card fees. These increases were partially offset by an $0.8 million decrease in third party fees for customer fulfillment services and an $0.8 million decrease in depreciation and amortization expense.
Gross profit

	Three Months Ended March 31,
	2026	2025	$ change	% change
	(in thousands, except percentages)
Gross profit	$132,253	$116,550	$15,703	13%
Gross profit for the three months ended March 31, 2026 increased by $15.7 million compared to three months ended March 31, 2025 due to a $23.7 million increase in revenue and an $8.0 million increase in cost of revenue.
Sales and marketing

	Three Months Ended March 31,
	2026	2025	$ change	% change
	(in thousands, except percentages)
Sales and marketing	$78,668	$61,378	$17,290	28%
Sales and marketing expenses for the three months ended March 31, 2026 increased by $17.3 million primarily due to a $10.8 million increase in customer acquisition marketing spend. Customer acquisition marketing spend was $55.1 million and $44.2 million for the three months ended March 31, 2026 and 2025, respectively, primarily due to lower performance marketing spend during the three months ended March 31, 2025. Additionally, there was a $4.5 million increase in payroll and related benefits largely due to an increase in sales and marketing headcount, and a $1.5 million increase in depreciation and amortization.
Technology and development

	Three Months Ended March 31,
	2026	2025	$ change	% change
	(in thousands, except percentages)
Technology and development	$19,605	$21,322	$(1,717)	(8%)
Technology and development expenses for the three months ended March 31, 2026 decreased by $1.7 million primarily due to a $3.3 million decrease in payroll and related benefits driven by a reduction in technology and development headcount, partially offset by a $1.1 million increase in external consulting costs.
General and administrative

	Three Months Ended March 31,
	2026	2025	$ change	% change
	(in thousands, except percentages)
General and administrative	$31,216	$39,221	$(8,005)	(20%)
General and administrative expenses for the three months ended March 31, 2026 decreased by $8.0 million compared to the three months ended March 31, 2025. The decrease was primarily due to a $7.5 million decrease in stock-based compensation expense driven by lower expense from PSUs, including awards with market conditions granted in prior periods, as well as a reduction in expense from time-based RSUs.

Gain on sale of assets held for sale

	Three Months Ended March 31,
	2026	2025	$ change	% change
	(in thousands, except percentages)
Gain on sale of assets held for sale	$—	$(14,337)	$14,337	N/A
Gain on sale of assets held for sale for the three months ended March 31, 2025 was $14.3 million due to the sale of our operational headquarters on March 31, 2025.
Interest expense

	Three Months Ended March 31,
	2026	2025	$ change	% change
	(in thousands, except percentages)
Interest expense	$(676)	$(182)	$(494)	271%
Interest expense consists primarily of amortization of debt issuance costs related to our Amended Revolving Facility.
Interest income

	Three Months Ended March 31,
	2026	2025	$ change	% change
	(in thousands, except percentages)
Interest income	$1,648	$1,483	$165	11%
The change in interest income was primarily due to interest income generated from our money market investments during the three months ended March 31, 2026.
Other income, net

	Three Months Ended March 31,
	2026	2025	$ change	% change
	(in thousands, except percentages)
Other income, net	$81	$347	$(266)	(77%)
The change in other income, net, between 2026 and 2025 was primarily due to unfavorable foreign exchange activity.
Provision for income taxes

	Three Months Ended March 31,
	2026	2025	$ change	% change
	(in thousands, except percentages)
Provision for income taxes	$2,713	$5,487	$(2,774)	(51%)
Effective tax rate	71%	52%
There was a $2.8 million decrease in the provision for income taxes for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The change was primarily due to lower pre-tax income and decreased excess tax benefits from stock-based compensation for the three months ended March 31, 2026.
Liquidity and Capital Resources
Overview
We fund our operations and capital expenditures from cash flows from operating activities. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes. At March 31, 2026, our principal sources of liquidity were cash and cash equivalents of $183.2 million, which consisted of cash on deposit with banks and money market funds, of which approximately $3.5 million related to our foreign subsidiaries. Our cash and cash equivalents decreased by $19.9 million from December 31, 2025 to March 31, 2026, primarily as a result of cash used in financing activities, including repurchases of common stock, shares surrendered for settlement of minimum statutory tax withholding as well as the payment of deferred consideration for the Formation Nation acquisition partially offset by cash provided by operating activities.
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
In October 2023, our board of directors approved a stock repurchase program authorizing repurchases of our common stock with no fixed expiration. In February 2026, our board of directors approved a $100.0 million increase in our stock repurchase program, bringing the aggregate amount authorized to $415.0 million. Approximately $126.0 million remained available for future repurchases under the stock repurchase program as of March 31, 2026. For additional information regarding our stock repurchase program, refer to Note 7 to our unaudited condensed consolidated financial statements.
Borrowings
Revolving Facility
We have entered into a $100.0 million amended and restated credit and guaranty agreement with JPMorgan Chase Bank, N.A., as the administrative agent, with a maturity date of July 14, 2030. We refer to the amended and restated credit and guaranty agreement, as amended from time to time, as the Amended Revolving Facility. The Amended Revolving Facility also provides for the issuance of up to $20.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, in an amount of up to $10.0 million. As of March 31, 2026, we had no borrowings outstanding and $100.0 million was available for use under our Amended Revolving Facility.
Subject to the satisfaction of certain criteria, we will be able to increase the Amended Revolving Facility by an amount equal to the sum of (i) the greater of $90.0 million and 75% of consolidated last twelve months cash earnings before interest expense, tax, depreciation and amortization (“LTM CEBITDA”) plus (ii) unused amounts under the general debt basket (i.e., an amount equal to the greater of $50.0 million and an equivalent percentage of consolidated LTM CEBITDA), plus (iii) an unlimited amount so long as we are in pro forma compliance with the Financial Covenant (as defined below), in each case, with the consent of the lenders participating in the increase.
We are required to pay a commitment fee in respect of unutilized commitments under the Amended Revolving Facility. The commitment fee is, initially, 0.35% per annum. The commitment fee is subject to a reduction of 0.10% if the total net first lien leverage ratio does not exceed 3.50 to 1.00 and an additional reduction of 0.05% if the total net first lien leverage ratio does not exceed 1.00 to 1.00. We are also required to pay customary letter of credit fees and agency fees. U.S. dollar borrowings under the Amended Revolving Facility bear interest at a rate per annum equal to, at the borrower’s option, either (a) the Secured Overnight Financing Rate (“Term SOFR”) plus a margin ranging from 2.00% to 1.25% or (b) a margin ranging from 1.00% to 0.25% plus the highest of (i) the administrative agent’s prime rate, (ii) the Federal Funds rate plus 0.50% or (iii) one-month Term SOFR plus 1%. The interest rate margins under the Amended Revolving Facility are subject to one reduction of 0.25%, a second reduction of 0.25% and a further reduction of 0.25% each upon achieving total net first lien leverage ratios of 3.50 to 1.00, 2.50 to 1.00 and 1.00 to 1.00, respectively.

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
The Amended Revolving Facility requires compliance with a total net first lien leverage ratio not to exceed 4.50 to 1.00 (the “Financial Covenant”). The Financial Covenant will be tested at quarter-end only if the total principal amount of all revolving loans, swingline loans and drawn letters of credit that have not been reimbursed exceeds 35% of the total commitments under the Amended Revolving Facility on the last day of such fiscal quarter.
Cash flows
The following table sets forth a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$47,282	$50,703
Net cash used in investing activities	(6,308)	(20,450)
Net cash (used in) provided by financing activities	(60,852)	37,604
Effect of exchange rate changes on cash and cash equivalents	(70)	52
Net (decrease) increase in cash and cash equivalents	$(19,948)	$67,909
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
In the three months ended March 31, 2026, cash provided by operating activities was $47.3 million resulting from net income of $1.1 million, adjusted for stock-based compensation and other non-cash expenses of $36.0 million and net cash flows provided by changes in operating assets and liabilities of $10.1 million. The $36.0 million of stock-based compensation and other non-cash expenses resulted primarily from $21.3 million in stock-based compensation expense, $11.1 million in depreciation and amortization expense, and $1.0 million in amortization of right-of-use assets. The $10.1 million of net cash flows provided by changes in operating assets and liabilities resulted primarily from a $19.6 million increase in deferred revenue related to the growth of our subscription units which are predominantly billed in advance of our revenue recognition, and an $11.2 million increase in accounts payable, partially offset by a $4.0 million increase in accounts receivable, a $2.3 million increase in prepaid expenses and other current assets, and a $13.9 million decrease in accrued expenses and other liabilities.
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
In the three months ended March 31, 2026, net cash used in investing activities was $6.3 million comprised of purchases of property and equipment, including capitalization of internal-use software.
Net cash used in financing activities
Our primary uses of cash in financing activities are for repurchases of common stock and settlements of stock-based compensation awards. Net cash used in financing activities is primarily impacted by exercises of stock options by our employees and issuance of common stock.
In the three months ended March 31, 2026, net cash used in financing activities was $60.9 million, primarily resulting from $43.5 million in repurchases of common stock pursuant to our stock repurchase program, $12.5 million for the deferred consideration paid relating to the Formation Nation acquisition, and $4.9 million for settlement of minimum statutory tax withholding obligations related to equity awards.
Material Cash Requirements
We believe our current cash and cash equivalents, as well as cash expected to be generated by future operating activities, will be sufficient to meet our material cash requirements for the next twelve months. Our material cash requirements include the below contractual and other obligations:
Commitments
We have non-cancelable agreements with various vendors, which require us to pay $57.3 million over a three-year period, of which $40.7 million remains to be paid as of March 31, 2026.
Lease Obligations
At March 31, 2026, we had various non-cancelable operating leases for office space, which expire between June 2026 and June 2033. As of March 31, 2026, we had total minimum operating lease maturities of $16.9 million, $3.3 million of which mature within nine months. See Note 8 of our consolidated financial statements included in our 2025 Annual Report on Form 10-K for additional information regarding our future operating lease payments.
Non-GAAP Financial Measures
To supplement our unaudited condensed consolidated financial statements, which are prepared and presented in accordance with U.S. generally accepted accounting principles (“GAAP”), we use certain non-GAAP financial measures, as described below, to understand and evaluate our core operating performance. We believe that these non-GAAP financial measures provide investors with useful information about our financial performance and liquidity, enhance the overall understanding of our past performance and future prospects and allow for greater transparency with respect to important measures used by our management for financial and operational decision-making. We also believe that these measures provide an additional tool for investors to use in comparing our core financial performance over multiple periods with other companies in our industry. These non-GAAP measures should not be considered in isolation of, or as a substitute or an alternative to, measures prepared and presented in accordance with GAAP.
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
The following table presents a reconciliation of net income to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in thousands, except percentages)
Reconciliation of net income to Adjusted EBITDA
Net income	$1,104	$5,127
Interest expense	676	182
Interest income	(1,648)	(1,483)
Provision for income taxes	2,713	5,487
Depreciation and amortization	11,137	10,406
Other income, net	(81)	(347)
Stock-based compensation	21,314	29,756
Transaction-related expenses(1)	604	1,543
Gain on sale of assets held for sale	—	(14,337)
Restructuring costs(2)	643	678
Adjusted EBITDA	$36,462	$37,012
Net income margin	1%	3%
Adjusted EBITDA margin	18%	20%
(1)     For 2025, transaction-related expenses are primarily related to our acquisition of Formation Nation. For 2026, transaction-related expenses are related to the evaluation and pursuit of strategic transactions.
(2)     For 2026 and 2025, restructuring costs are related to the reduction of our U.S. headcount.
Adjusted EBITDA decreased from $37.0 million for the three months ended March 31, 2025 to $36.5 million for the three months ended March 31, 2026. The decrease of $0.6 million resulted primarily from an increase in operating expenses of $15.5 million, excluding non-cash and non-recurring items, and an increase in cost of revenue of $8.8 million, excluding non-cash items, which was partially offset by a $23.7 million increase in revenue.
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

The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable GAAP measure, to free cash flow:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow
Net cash provided by operating activities	$47,282	$50,703
Purchase of property and equipment	(6,308)	(9,378)
Free cash flow	$40,974	$41,325
We experienced a decrease in our free cash flow from $41.3 million for the three months ended March 31, 2025 to $41.0 million for the three months ended March 31, 2026, primarily due to a $3.4 million decrease in net cash provided by operating activities. Free cash flow was also impacted by a $3.1 million decrease in capital expenditures for the purchase of property and equipment, including capitalization of internal-use software. The decrease in net cash provided by operating activities resulted primarily from a $7.1 million unfavorable change in operating assets and liabilities and a $4.0 million decrease in net income, partially offset by higher non-cash adjustments of $7.6 million.
Critical Accounting Estimates
During the three months ended March 31, 2026, there were no significant changes to our critical accounting estimates compared with those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2025 Annual Report on Form 10-K.
Recent Accounting Pronouncements
Refer to Note 2 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further information on certain accounting standards adopted in the period ended March 31, 2026 and recent accounting announcements that have not yet been required to be implemented and may be applicable to our future operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have operations both within the U.S. and, to a lesser extent, in the U.K., and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate fluctuations and foreign currency exchange risks, and to a lesser extent, inflation risk.
Interest rate fluctuation risk
At March 31, 2026 and December 31, 2025, we had cash and cash equivalents of $183.2 million and $203.1 million, respectively, which consisted of cash on deposit with banks and short-term highly-liquid money market funds. Interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We had no outstanding debt subject to interest rate risk as of March 31, 2026 and December 31, 2025 and, as a result, we do not expect to be exposed to fluctuations in interest rates for the foreseeable future. However, we would be subject to fluctuation in interest rates if we draw down under our Amended Revolving Facility, including issuance of any letters of credit.
Foreign currency exchange risk
We have foreign currency risks related to our revenue, expenses, and intercompany balances denominated in currencies other than our functional currency, the U.S. Dollar, principally the British Pound Sterling. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany loans that are denominated in currencies other than the U.S. Dollar. The foreign currency transaction loss was immaterial during the three months ended March 31, 2026. A 10% adverse change in foreign exchange rates on foreign-denominated accounts, including intercompany balances, for the three months ended March 31, 2026 would have been immaterial. In the event our non-U.S. Dollar-

denominated sales and expenses increase, our results of operations may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities could have on our results of operations.
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
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Relating to Our Business and Industry
Our business primarily depends on business formations
A significant portion of our transaction revenue is generated by providing business formation services to our customers. The number of business formations on our platform is subject to unpredictable declines or fluctuations as a result of a number of factors, many of which are out of our control, including an overall decline in the number of U.S. business formations, economic slowdowns or downturns, public health events, increased competition, regulatory obstacles, changes in law (including changes in tax laws and regulations), inflation, tariffs, interest rates, government assistance, increased compliance or operating costs (including wage and benefit pressures) and customer dissatisfaction. In addition, emerging technologies, including generative AI and AI-powered platforms, are changing how customers discover and engage with our services. These technologies have reduced and may continue to reduce organic traffic to our platform by enabling customers to obtain information or complete certain formation-related tasks without using our services. As a result, our traditional customer acquisition channels may become less effective. We are diversifying our customer acquisition channels and expanding our go-to-market strategy, including through strategic partnerships and collaborations with third parties, including AI platforms. However, these efforts are evolving, may not be successful, and may not offset potential declines in our traditional channels. Further, the U.S. continues to experience significant political events that cast uncertainty on global financial and economic markets. Actions taken by the current Presidential administration have had and may continue to have a negative impact on the U.S. economy and the number of U.S. business formations. Declines in the overall number of U.S. business formations or the number of business formations on our platform have adversely affected, and may in the future adversely affect, our business, results of operations, financial condition or future prospects. To the extent the growth rate of overall U.S. business formations declines, these impacts can be expected to intensify.
Our business depends substantially on our customers expanding their use of our platform, including our transactional customers converting into subscribers and our subscribers renewing their subscriptions with us
For the past few years, a significant amount of our revenue has been derived from our subscriptions for small businesses and individuals. In 2025 and the three months ended March 31, 2026, approximately 65% and 63%, respectively, of our revenue came from subscriptions. Subscriptions have primarily originated from transactional customers who opted to become subscribers. For us to maintain or improve our operating results, including our revenue growth rate, it is important that we convert transactional customers into subscribers, retain our existing subscribers and that our existing subscribers expand their use of our platform. However, subscriptions may be terminated at any time, and the rate at which we retain our subscribers may decline or fluctuate as a result of a number of factors, including subscribers’ satisfaction or dissatisfaction with our platform, the effectiveness of our customer support services, the quality and perceived quality of the services we provide, our pricing and the pricing of competing products or services, the lifecycle of our customers’ businesses and their evolving needs, the effects of global economic conditions, regulatory changes and reductions in subscribers’ discretionary income and spending levels. As a result, we cannot accurately predict subscription renewal rates or the number of our existing or new customers that will subscribe to our subscription services, including whether customers will continue to subscribe at the same rate as they have historically. During 2025, we experienced a deceleration in our subscription revenue growth rate. If our subscription revenue growth rate does not continue to improve, our business, results of operations, financial condition and future prospects would be adversely affected. If the growth of our subscription business, including our subscription revenue growth rate, falls below the expectations of the public market, securities analysts or investors, the price of our common stock could also be harmed.
Failure to effectively manage our growth could adversely impact our business
In the past, we have experienced significant growth in both operations and headcount, which placed increased demands on our management team and our administrative, operational and financial infrastructure. Our management team has developed a strategy to continue growing our business. In addition, we acquired Formation Nation in February 2025. Our ability to manage this expected growth effectively and to continue to integrate the employees, operations and technologies of Formation Nation into our existing business will require us to continue to expand our operational and financial infrastructure, to improve our management controls and reporting systems and procedures and to continue to retain, attract, train, motivate and manage employees. Failure to effectively manage our growth could result in declines in service quality or customer satisfaction, increased costs, difficulties or delays in introducing new products or services or other operational difficulties. Any of these difficulties could adversely impact our brand and reputation, business, results of operations, financial condition or future prospects.
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
•changes to government agency staffing and other practices and the functionality of their websites, which may cause delay or disruptions in our business, including the processing of business formations or EINs;
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
We have a history of net losses and we may not be able to maintain profitability
Since inception, we have incurred an accumulated deficit and may incur net losses in the foreseeable future. As of March 31, 2026, we had an accumulated deficit of $1,177.1 million.
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
If we do not continue to innovate and provide a platform that is useful to our customers, we may not remain competitive, and our results of operations could suffer
Our success depends on our ability to provide innovative features that make our platform useful for existing and prospective customers. We have invested and intend to continue to invest resources in technology and development to continue improving the simplicity and effectiveness of our platform. As generative AI tools become more prevalent, potential customers may view these tools as replacements to some of the services we provide. We must continue to integrate AI into our services in a differentiated manner in order to attract new customers. There is no assurance that our past or future investments in any changes or developments to our platform will provide us with the benefits we expect.
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
The legal solutions market is highly competitive and our failure to effectively compete successfully could materially and adversely affect our business, results of operations, financial condition and future prospects
We operate in a very competitive industry. We face intense competition from law firms, solo attorneys, online legal document services, legal plans, secretaries of state and other service providers. The online legal solutions market is evolving rapidly and is becoming increasingly competitive. New market entrants that provide technologies that improve the delivery of legal solutions, such as AI and machine learning, have increased and could continue to increase the level of competition in the market. Other companies that focus on the online legal services market or business formations, including law firms that may elect to pursue the online legal services market, can and do directly compete with us. Law firms and solo attorneys, who provide in-person consultations and are able to provide direct legal advice that we generally cannot offer due to laws and regulations regarding the unauthorized practice of law (“UPL”), compete with us offline and have developed and may continue to develop competing online legal services. We also compete in the registered agent services business with several companies that target small businesses, and these competitors have extensive experience in this market. In addition, U.S. state and federal agencies have increased their offerings to our target customers or otherwise make their offerings more attractive to our target customers, including through free and easy-to-use business formation services or other document filing portals. To the extent U.S. states and federal agencies continue to increase or enhance their offerings to our target customers, it could have a significant adverse effect on our business, financial condition or results of operations. To the extent we are unable to compete, our business, results of operations, financial condition or future prospects may be harmed.
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
Our business depends on our brand and reputation, which could be adversely affected by numerous factors
We believe our brand has contributed to the success of our business and we have made substantial investments to build and strengthen our brand and reputation. Maintaining and enhancing the LegalZoom brand and our reputation is critical to growing and retaining our customer base. Regulatory proceedings, consumer claims, false and misleading advertising claims, litigation, customer complaints or negative publicity through word-of-mouth, social media outlets, blogs, and other third party sources related to our business practices, as well as customer care, data privacy or security issues, irrespective of their validity, could diminish confidence in our services and adversely affect our brand and reputation and our ability to attract and retain customers. In addition, our brand and reputation could be impacted by any damage or reputational harm to the Inc. Authority and Nevada Corporate Headquarters brands we acquired in February 2025.
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
If our marketing efforts are unsuccessful, our business, results of operations, financial condition and future prospects may be adversely affected
Our ability to attract new customers and retain existing customers depend in large part on the success of our marketing channels. The primary marketing channels that generate traffic for our websites include search engine marketing, social media and other digital channels, television and our sales team.
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
The introduction of new technology or changes in the way in which customers consume information on the internet, such as shifting preferences for AI chat platforms, has diminished and may continue to diminish the effectiveness of our current marketing practices. We have in the past and may in the future be required to adopt new approaches to marketing to respond to these shifts and our efforts to remain competitive with technology trends, including the use of new or improved technology such as AI powered search platforms or evolving creative user interfaces, may increase our costs but may not increase sales or attract customers. Any inability to respond to these changes effectively and in a cost-effective manner, or any future reduction or loss of any of our current advertising channels, could adversely affect our ability to attract new customers, which could adversely affect our business, results of operations, financial condition and future prospects.
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
Our business and success depend in part on our strategic relationships with third parties, including our partner ecosystem, and our business may be harmed if we fail to maintain or expand these relationships
We depend on, and anticipate we will continue to depend on, various third party relationships to sustain and grow our business. For example, we currently partner with a variety of third parties to provide us with lead referrals and to provide our customers with tax solutions, website development, credit card and banking services, productivity tools and business insurance, among others. Our sales and customer experience depend on our ability to connect to, and integrate easily with such third-party solutions. We have in the past and may in the future determine to exit certain partnership relationships. We may also fail to retain and expand partnership relationships for many reasons, including third parties’ failure to maintain, support, or secure their technology platforms in general, restrictions imposed by regulatory compliance, and our integrations in particular. Terminations of partnership relationships, whether voluntary or involuntary, have in the past and could again in the future result in disputes or litigation or harm our relationship with our customers, our reputation and brand, our business and results of operations, and our future prospects.
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
The Amended Revolving Facility also contains a financial covenant that requires us to maintain a total net first lien leverage ratio not to exceed 4.50:1.00 on the last day of any fiscal quarter during which our Amended Revolving Facility usage exceeds 35% of the Amended Revolving Facility capacity. As a result of the restrictions described above, we may be limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders or amend the covenants.
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
We are subject to fluctuations in interest rates
Any borrowings under the Amended Revolving Facility will be subject to variable rates of interest and expose us to interest rate risk. Sharp changes in interest rates could adversely affect us if amounts are outstanding under the Amended Revolving Facility. In the future, we may enter into contractual arrangements designed to hedge our exposure to changes in interest rates. If we enter into derivative financial instruments to mitigate interest rate risk in the future, we may not maintain interest rate swaps, caps or other applicable financial instruments with respect to all of our indebtedness, and any financial instrument we enter into may not fully mitigate our interest rate risk, may prove disadvantageous or may create additional risks. If these hedging arrangements are unsuccessful, we may experience an adverse effect on our business, results of operations, financial condition and future prospects.
Our ability to use our NOL carryforwards may be limited
Unused U.S. federal net operating losses (“NOLs”) for taxable years beginning before January 1, 2018, may be carried forward for 20 years to offset future taxable income, if any, until such unused NOLs expire. U.S. federal NOLs incurred in taxable years beginning after December 31, 2017, can be carried forward indefinitely and are limited to 80% of taxable income. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards to offset its post-change income or taxes may be limited. We have determined that none of our NOLs will expire solely due to Section 382 limitations. However, we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which may be outside of our control. This could limit the amount of NOLs that we can utilize annually to offset future taxable income or tax liabilities. Subsequent ownership changes and changes to the U.S. tax rules in respect of the utilization of NOLs may further affect the limitation in future years. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California NOLs to offset taxable income and certain business credits to offset California tax liabilities in tax years beginning after 2023 and before 2027.
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
•changes in tax laws, tax treaties, and regulations or the interpretation of them, including the Inflation Reduction Act of 2022 (the “IRA”) and the One Big Beautiful Bill Act (the “OBBBA”);
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

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations
New tax laws, statutes, rules, regulations or ordinances could be enacted at any time. For example, the OBBBA, which was enacted into law in July 2025, includes significant changes to federal tax law. New tax laws, including the OBBBA, may affect our operating results and financial conditions. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted differently, changed, modified, or repealed at any time. Any such enactment, interpretation, change, modification, or repeal could adversely affect us, possibly with retroactive effect.
In addition, changes in the tax laws of foreign jurisdictions could arise as a result of changes to the global implementation of the Inclusive Framework on Base Erosion and Profit Shifting and Pillar Two Model Rules, announced by The Organization for Economic Cooperation and Development. This change, or any other changes in foreign tax laws, if enacted, could increase our tax obligations in the countries where we do business or require us to change the manner in which we operate our business.
Changes in corporate tax rates, the realization of net deferred tax assets, the taxation of foreign earnings and the deductibility of expenses, could potentially have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future tax expense.
Risks Relating to Legal, Compliance and Regulatory Matters
Our business and services subject us to complex and evolving U.S. and foreign laws and regulations
Our business involves providing services that meet the legal and other needs of our customers and, as a result, we are subject to a variety of complex and evolving government laws, rules and regulations, including but not limited to, laws and regulations related to labor, advertising, sales and marketing, deceptive trade practices, our subscription offerings and related billing, renewal and cancellation practices, virtual mail, legal document processing services, registered agent services, our legal plans, electronic funds transfer, consumer protection, AI, real estate, e-commerce, promotions, intellectual property (e.g., ownership, examination, registration and infringement), postal, anti-bribery and anti-corruption, insurance, foreign exchange controls and cash repatriation restrictions, anti-competition, environmental, health and safety, and other regulated activities. In recent years, there have been significant new and changing regulations in many of these areas and we expect continued heightened focus by the government on many of these areas. In addition, as we expand our products and services and evolve our business models, we may become subject to additional government regulation or increased regulatory scrutiny.
The scope of the federal, state and local laws and regulations to which we are subject is often vague and broad, and their applications and interpretations are often uncertain and conflicting. Compliance with these disparate laws and regulations requires us to structure our business and services differently in certain jurisdictions. Additionally, these laws and regulations are frequently evolving, and challenges to, changes in, or new interpretations of, such laws and regulations could restrict the types of products and services that we can offer or the prices we can charge or require us to significantly change the ways we currently structure our business and services. For instance, in March 2025, the Financial Crimes Enforcement Network issued an interim final rule removing the requirement for U.S. companies to file a beneficial ownership information report under the Corporate Transparency Act, which was first adopted in September 2022. The laws and regulations to which we are subject could also make it more difficult for us to convert our transactional customers to subscribers or attract new subscribers to grow our subscription services. We dedicate significant management time and expense to dealing with these issues and we expect that these issues will continue to be a significant focus as we expand into other services and jurisdictions.
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

Our Arizona subsidiary, which is licensed as an alternative business structure (“ABS”), may not insulate us from claims of the unauthorized practice of law and is subject to restrictions under Arizona Code of Judicial Administration
Our business model includes the provision of services that represent an alternative to traditional legal services, which subjects us to allegations of UPL. UPL generally refers to an entity or person giving legal advice that is not licensed to practice law or advertising their services as the practice of law. However, laws and regulations defining UPL, and the governing bodies that enforce UPL rules, differ among the various jurisdictions in which we operate and are often vague. Further, in the U.S., we are generally unable to hire attorneys as employees to provide legal advice directly to our customer, because we do not meet certain regulatory requirements, such as being exclusively owned by licensed attorneys. We are currently unable to acquire a license to practice law in most U.S. states, and laws, regulations and professional responsibility rules impose limitations on business transactions between attorneys and persons who are not licensed attorneys, including those related to the ethics of attorney fee-splitting and the corporate practice of law (“CPL”).
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
In addition, under Section 7-209 of the Arizona Code of Judicial Administration (“ACJA”), there are restrictions on holding an interest of 10% or more in the issued share capital of a licensed ABS or the parent company of a licensed ABS. As our U.S. subsidiary is a licensed ABS for the purposes of the ACJA, these restrictions apply to any holder(s) of 10% or more of our common stock. Each “authorized person”, as defined in ACJA 702-9, including the members of our board of directors, could be required to file an ABS Authorized Person application with the Arizona Supreme Court when determined to be seeking a restricted interest. The Arizona Supreme Court may attach conditions to any authorization granted in respect to holding of a restricted interest.
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
Compliance with U.S. and foreign privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and store data, and the failure to comply with such requirements could subject us to significant fines and penalties, which could adversely affect our business, financial condition and reputation
In the ordinary course of business, we collect and otherwise process information from and about our customers and others, which include personal information and other data. As a result, aspects of our business are subject to laws, rules, regulations and other obligations (such as contracts and privacy notices) relating to privacy and the collection, use and security of personal information. In the United States, federal, state and local governments have enacted or introduced comprehensive data privacy laws and regulations, including the California Consumer Privacy Act of 2018. Many other U.S. states have enacted, or have proposed enacting, similar comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices, conducting privacy and security assessments, obtaining consumer consent and affording residents with certain rights concerning their personal data. The exercise of these rights may impact our business and ability to provide our products and services. These state laws allow for statutory fines for noncompliance. Outside the U.S., an increasing number of laws, regulations and industry standards govern data privacy and security. For example, we are also subject to the European Union’s General Data Protection Regulation (“GDPR”) with respect to some portions of activities. In addition, we are subject to the terms of our privacy policies and obligations to third-parties related to privacy, data protection and information security.
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
Risks Relating to Intellectual Property
Our use of open source software could negatively affect our proprietary technologies and our ability to offer and sell subscriptions to our products and could subject us to possible litigation
Certain of the technologies we currently use incorporate open source software (“OSS”) and we expect to continue to utilize OSS in the future. OSS is licensed by its authors under a variety of license types. Some of these licenses (often called “hereditary” or “viral” licenses) contain requirements that could cause us to make available the source code of the modifications or derivative works that we create based upon the licensed OSS, and that we license such modifications or derivative works under the terms of a particular open source license granting third-parties certain rights of further use. By the terms of such open source licenses, we also could be required to release the source code of our proprietary (closed-source) software, and to make our proprietary software available under open source licenses, if we combine and/or distribute our proprietary software with such open source software in a manner that triggers the obligation of the license. We cannot be sure that all OSS and their associated licenses are reviewed prior to use in our proprietary software, that our programmers have not incorporated open source software into our proprietary software in a manner triggering such adverse licensing obligations, or that they will not do so in the future. Additionally, the terms of many open source licenses have not been interpreted by U.S. or other courts, and these licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our products. We may face claims from others claiming ownership of open source software or patents reading on that software, rights to our intellectual property or breach of open source license terms, including a demand for release of material portions of our source code or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation, which could be costly to defend, require us to purchase a costly license (such as a commercial version of an open source license), require us to establish additional specific open source compliance procedures or require us to devote additional research and development resources to remove open source elements from or otherwise change our solutions, any of which would have a negative effect on our business, results of operations, financial condition and future prospects. Any of the foregoing could disrupt and harm our business, results of operations, financial condition and future prospects.
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
•our ability to integrate AI into our business and products and the potential impact of AI on the demand for our services;
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
A significant portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is performing well
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. At March 31, 2026, holders of approximately 55 million shares of our common stock are entitled to rights pursuant to an investors’ rights agreement, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If one or more of these holders of our common stock sells a large number of shares by exercising their registration rights, it has in the past and may in the future adversely affect the market price for our common stock. In addition, if we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired.
Concentration of ownership of our common stock among our existing executive officers, directors and other affiliates may prevent new investors from influencing significant corporate decisions
Based upon shares of our common stock outstanding as of March 31, 2026, our executive officers, directors and other affiliates, in the aggregate, own shares, directly or indirectly, representing approximately 21% of our outstanding common stock. If our executive officers, directors and affiliates acted together, they may be able to significantly influence matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.
In addition, FPLZ I, L.P., FPLZ II, L.P. and their affiliated investment entities (collectively, “FP”) may have influence over management and control over matters requiring stockholder approval, including the annual election of directors and significant corporate transactions. Pursuant to a director nomination agreement previously entered into with FP, we will have the obligation to support the nomination of, and to cause our board of directors to include in the slate of nominees recommended to our stockholders for election, a number of designees equal to at least: (i) two individuals for so long as FP continuously beneficially owns shares of common stock representing at least 50% of the shares of common stock owned by FP immediately following our IPO and (ii) one individual for so long as FP continuously beneficially owns shares of common stock representing at least 25%, but less than 50% of the shares of common stock, owned by FP immediately following the completion of our IPO.

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
Stock repurchase activity during the three months ended March 31, 2026 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be purchased Under the Plans
January 1, 2026 through January 31, 2026	2,286,506	$8.87	2,286,506	$49,187,122
February 1, 2026 through February 28, 2026	2,714,972	$7.81	2,714,972	$127,990,917
March 1, 2026 through March 31, 2026	318,298	$6.28	318,298	$125,990,921
Total	5,319,776	8.17	5,319,776

Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None.
Item 6. Exhibits
The exhibits listed below are filed or furnished as part of this Quarterly Report:

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of LegalZoom.com, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2021).
3.2	Amended and Restated Bylaws of LegalZoom.com, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2024).
10.1*	Form of 2026 C-Team PSU Grant Notice (2021 Equity Incentive Plan).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from our Quarterly Report on Form 10-Q for the three months ended March 31, 2026 were formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statement of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
______________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LegalZoom.com, Inc.

Date: May 6, 2026	By:	/s/ Jeffrey Stibel
Jeffrey Stibel
Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2026		/s/ Noel Watson
Noel Watson
Chief Financial Officer
(Principal Financial Officer)