Form 10-Q
period 2026-06-30
LEGALZOOM.COM, INC.
filed 2026-08-05
CIK 1286139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No  ☒
As of July 31, 2026, the registrant had 171,264,812 shares of common stock, $0.001 par value per share, outstanding.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our future results of operations and financial position, industry and business trends, business strategy, plans, market growth and our objectives for future operations.
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
•Our future quarterly results of operations may fluctuate significantly.
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
i

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
•Any future acquisitions or investments may divert management’s attention, result in additional dilution to our stockholders or adversely affect our operating results.
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

Part I
Item 1. Condensed Consolidated Financial Statements (Unaudited)
LegalZoom.com, Inc.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par values)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$167,227	$203,100
Accounts receivable, net of allowances of $3,300 and $2,281, respectively	19,759	20,589
Prepaid expenses and other current assets	25,187	18,234
Total current assets	212,173	241,923
Property and equipment, net	53,540	58,045
Goodwill	140,705	140,705
Intangible assets, net	14,932	18,152
Operating lease right-of-use assets	14,150	13,414
Deferred income taxes	24,095	31,884
Other assets	6,764	7,399
Total assets	$466,359	$511,522
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$35,875	$27,167
Accrued expenses and other current liabilities	56,055	83,361
Deferred revenue	221,180	203,653
Operating lease liabilities	5,003	4,338
Total current liabilities	318,113	318,519
Operating lease liabilities, non-current	10,133	10,025
Deferred revenue	234	277
Other liabilities	10,723	10,819
Total liabilities	$339,203	$339,640
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000 shares authorized at June 30, 2026 and December 31, 2025, none issued or outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 1,000,000 shares authorized; 167,451 shares and 177,624 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	169	179
Additional paid-in capital	1,344,473	1,305,936
Accumulated deficit	(1,217,855)	(1,134,414)
Accumulated other comprehensive income	369	181
Total stockholders’ equity	127,156	171,882
Total liabilities and stockholders’ equity	$466,359	$511,522
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$205,289	$192,509	$412,070	$375,619
Cost of revenue	65,359	67,398	139,887	133,958
Gross profit	139,930	125,111	272,183	241,661
Operating expenses:
Sales and marketing	78,849	69,580	157,517	130,958
Technology and development	20,047	21,635	39,652	42,957
General and administrative	30,384	36,996	61,600	76,217
Gain on sale of assets held for sale	—	—	—	(14,337)
Total operating expenses	129,280	128,211	258,769	235,795
Income (loss) from operations	10,650	(3,100)	13,414	5,866
Interest expense	(126)	(165)	(802)	(347)
Interest income	1,627	2,069	3,275	3,552
Other (expense) income, net	(3)	652	78	999
Income (loss) before income taxes	12,148	(544)	15,965	10,070
Provision for (benefit from) income taxes	6,965	(278)	9,678	5,209
Net income (loss)	$5,183	$(266)	$6,287	$4,861
Net income (loss) per share — basic:	$0.03	$—	$0.04	$0.03
Net income (loss) per share — diluted:	$0.03	$—	$0.04	$0.03
Weighted-average shares used to compute net income (loss) per share — basic:	170,189	180,880	175,568	178,837
Weighted-average shares used to compute net income (loss) per share — diluted:	171,641	180,880	177,627	182,694
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$5,183	$(266)	$6,287	$4,861
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	95	(29)	188	(102)
Change in available-for-sale debt security due to unrealized gains	—	(64)	—	89
Reclassification adjustment for net gain on available-for-sale debt securities included in net income	—	(487)	—	(487)
Total comprehensive income (loss)	$5,278	$(846)	$6,475	$4,361
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2025	177,624	$179	$1,305,936	$(1,134,414)	$181	$171,882
Issuance of common stock upon exercise of stock options	4	—	16	—	—	16
Issuance of common stock upon vesting of restricted stock unit awards	1,790	2	(2)	—	—	—
Shares surrendered for settlement of minimum statutory tax withholdings	(696)	(1)	(4,886)	—	—	(4,887)
Stock-based compensation	—	—	22,523	—	—	22,523
Repurchased common stock	(5,320)	(5)	—	(43,462)	—	(43,467)
Stock repurchase excise tax	—	—	—	(356)	—	(356)
Other comprehensive income	—	—	—	—	93	93
Net income	—	—	—	1,104	—	1,104
Balance at March 31, 2026	173,402	$175	$1,323,587	$(1,177,128)	$274	$146,908
Issuance of common stock upon exercise of stock options and ESPP	178	—	502	—	—	502
Issuance of common stock upon vesting of restricted stock unit awards	1,932	2	(2)	—	—	—
Shares surrendered for settlement of minimum statutory tax withholdings	(763)	(1)	(4,571)	—	—	(4,572)
Stock-based compensation	—	—	24,957	—	—	24,957
Repurchased common stock	(7,298)	(7)	—	(45,536)	—	(45,543)
Stock repurchase excise tax	—	—	—	(374)	—	(374)
Other comprehensive income	—	—	—	—	95	95
Net income	—	—	—	5,183	—	5,183
Balance at June 30, 2026	167,451	$169	$1,344,473	$(1,217,855)	$369	$127,156

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	173,619	$175	$1,161,538	$(1,069,317)	$861	$93,257
Issuance of common stock upon exercise of stock options	4,473	4	43,543	—	—	43,547
Issuance of common stock upon vesting of restricted stock unit awards	1,525	2	(2)	—	—	—
Shares surrendered for settlement of minimum statutory tax withholdings	(645)	(1)	(5,941)	—	—	(5,942)
Stock-based compensation	—	—	31,096	—	—	31,096
Other comprehensive income	—	—	—	—	80	80
Issuance of common stock for acquisition	2,205	2	20,045	—	—	20,047
Net income	—	—	—	5,127	—	5,127
Balance at March 31, 2025	181,177	$182	$1,250,279	$(1,064,190)	$941	$187,212
Issuance of common stock upon exercise of stock options and ESPP	151	—	1,117	—	—	1,117
Issuance of common stock upon vesting of restricted stock unit awards	1,509	2	(2)	—	—	—
Shares surrendered for settlement of minimum statutory tax withholdings	(568)	(1)	(5,229)	—	—	(5,230)
Stock-based compensation	—	—	32,218	—	—	32,218
Repurchased common stock	(2,188)	(2)	—	(20,417)	—	(20,419)
Stock repurchase excise tax	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(580)	(580)
Net loss	—	—	—	(266)	—	(266)
Balance at June 30, 2025	180,081	$181	$1,278,383	$(1,084,873)	$361	$194,052
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$6,287	$4,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,411	21,745
Amortization of right-of-use assets	1,887	1,484
Amortization of debt issuance costs	95	112
Stock-based compensation	44,910	60,394
Deferred income taxes	7,825	(5,725)
Change in fair value of other equity security	—	(302)
Unrealized foreign exchange loss	248	31
Gain on sale of assets held for sale	—	(14,337)
Gain on sale of available-for-sale debt security	—	(648)
Loss on disposal of property and equipment	15	97
Changes in operating assets and liabilities, net of effects of business combination:
Accounts receivable	828	(14,254)
Prepaid expenses and other current assets	(6,979)	3,726
Other assets	522	83
Accounts payable	8,698	4,454
Accrued expenses and other liabilities	(15,566)	(697)
Operating lease liabilities	(1,852)	(1,056)
Income tax payable	15	239
Deferred revenue	17,485	29,635
Net cash provided by operating activities	86,829	89,842
Cash flows from investing activities
Acquisition, net of cash acquired	—	(48,468)
Proceeds from sale of assets held for sale	—	37,051
Proceeds from sale of available-for-sale debt security	—	1,507
Purchase of property and equipment	(12,165)	(16,908)
Net cash used in investing activities	(12,165)	(26,818)
Cash flows from financing activities
Payment of deferred consideration from business acquisition	(12,514)	—
Proceeds from issuance of stock under employee stock plans	518	44,657
Repayment of capital lease obligations	—	(2)
Share repurchase costs (excise tax)	—	(1,264)
Repurchase of common stock	(89,010)	(20,419)
Shares surrendered for settlement of minimum statutory tax withholding	(9,459)	(11,172)
Net cash (used in) provided by financing activities	(110,465)	11,800
Effect of exchange rate changes on cash and cash equivalents	(72)	147
Net (decrease) increase in cash and cash equivalents	(35,873)	74,971
Cash and cash equivalents, at beginning of the period	203,100	142,064
Cash and cash equivalents, at end of the period	$167,227	$217,035
Non-cash operating, investing, and financing activities:

	Six Months Ended June 30,
	2026	2025
Acquisition-related deferred consideration	$101	$13,058
Accrued stock repurchase excise tax	730	—
Issuance of common stock for business acquired	—	20,048
Purchase of property and equipment included in accounts payable and accrued expenses and other current liabilities	1,532	1,029
Capitalized stock-based compensation	2,570	2,920
Right-of-use assets obtained in exchange of operating lease liabilities (excluding right-of-use assets acquired as part of business acquisition)	2,623	4,059
Supplemental cash flow data:
Cash paid during the period for:
Interest on deferred consideration for business acquisition	$626	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Description of the Business
LegalZoom.com, Inc. was initially formed as a California corporation in 1999 and reincorporated as a Delaware corporation in 2007. LegalZoom.com, Inc. and its wholly owned subsidiaries are referred to herein as the “Company,” “we,” “us,” or “our.”
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
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with our audited, consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025. The December 31, 2025 unaudited condensed consolidated balance sheet was derived from our audited consolidated financial statements as of that date. Our unaudited condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the unaudited condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. There have been no significant changes in accounting policies during the six months ended June 30, 2026 from those disclosed in the audited consolidated financial statements for the year ended December 31, 2025 and the related notes, except as noted below under Recently Adopted Accounting Pronouncements.
The operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results expected for the full year ending December 31, 2026.
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
Revenue outside of the U.S., based on the location of the customer, represented less than 1% of our revenue for the three and six months ended June 30, 2026 and 2025. Long-lived tangible assets located outside the U.S. represented approximately 11.1% of total tangible long-lived assets as of June 30, 2026. Long-lived tangible assets located outside the U.S. were immaterial as of December 31, 2025.
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
Due to a large and diverse customer base, no individual customer represented more than 10% of our total revenue for the three and six months ended June 30, 2026 and 2025. At June 30, 2026 and December 31, 2025, there was one partner with an outstanding balance of 10% or more of our total accounts receivable balance.
Accounts Receivable and Allowance for Credit Losses
Our accounts receivable balances, which are not collateralized and do not bear interest, primarily consist of amounts receivable from our credit and debit card merchant processors, customer receivables, and fees due from third parties for services purchased by our customers from such third parties. We reduce our accounts receivable for sales allowances and a reserve for potentially uncollectible receivables. We determine the amount of the allowances based on various factors, including historical collection experience, the age of our accounts receivable balances, credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect our ability to collect from customers. Account balances are charged off against the allowance when we determine that it is not probable we will collect the receivable. At June 30, 2026 and December 31, 2025 the allowance for credit losses was not material.
Investments in Other Equity Securities
We hold an equity investment in LawPath, Pty Ltd (“LawPath”), an Australian proprietary limited company that provides an online legal platform to individuals and small and medium sized businesses. The carrying amount of our investment in LawPath was $4.7 million at June 30, 2026 and December 31, 2025.
Revenue Recognition
We derive our revenue from the following sources:
Transaction revenue—Transaction revenue is primarily generated from our customized legal document services upon fulfillment of these services. Transaction revenue includes filing fees and is net of cancellations, promotional discounts, sales allowances and credit reserves. Transaction revenue also includes the transaction price allocated to transaction based services and products bundled in certain arrangements. We also earn fees from third-party providers in connection with lead generation activities, where referred customers purchased services that are transactional in nature.
Subscription revenue—Subscription revenue is generated primarily from subscriptions to our registered agent, compliance packages, attorney advice, legal forms, tax and accounting, virtual mail, eSignature services, and software-as-a-service (“SaaS”) subscriptions. We generally recognize revenue from our subscriptions ratably over the subscription term. Subscription terms generally range from thirty days to one year. Subscription revenue also includes amounts earned from third-party providers in connection with lead generation activities, where referred customers purchased services that are subscription in nature. Subscription revenue includes the transaction price allocated to subscription based services in certain bundled arrangements, including free trials for our subscription services, and is net of promotional discounts, cancellations, sales allowances and credit reserves and payments to third party service providers.
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

Our transaction and subscription revenue is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Transaction	$71,890	$72,611	$148,513	$139,464
Subscription	133,399	119,898	263,557	236,155
Total revenue	$205,289	$192,509	$412,070	$375,619
Recently Adopted Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 was effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption was permitted as of the beginning of a reporting period if the entity had also adopted ASU 2020-06 for that period. Entities may apply the new guidance prospectively to settlements of convertible debt instruments that take place during annual reporting periods (and interim reporting periods within those annual reporting periods) beginning after the effective date of ASU 2024-04. Retrospective application may be elected as of the beginning of the first comparative reporting period in which the entity has also applied ASU 2020-06. We adopted ASU 2024-04 as of January 1, 2026. The adoption of this accounting standard did not have a material impact to our unaudited condensed consolidated financial statements.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, to make targeted, narrow-scope improvements to the interim reporting guidance in Topic 270 to clarify application and improve consistency in practice. The amendments create a comprehensive list of required interim disclosures and introduce a disclosure principle requiring entities to disclose, in interim periods, any event or change since the previous year-end that has a material effect on the entity. The accounting standard is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 with early adoption is permitted. The adoption of ASU 2025-11 can use a prospective or retrospective transition. We are currently evaluating the impact of the adoption to our unaudited condensed consolidated financial statements.
In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements including various items that represent changes to clarify, correct, or make minor improvements to various codifications. The accounting standard is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026 with early adoption is permitted. The adoption method of this ASU may vary on an issue-by-issue basis. We are currently evaluating the impact of the adoption to our unaudited condensed consolidated financial statements.
Note 3. Other Financial Statement Information
Accounts Receivable
Changes in the allowances consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$3,701	$2,624	$2,281	$2,121
Add: allowance recognized as a reduction of revenue	416	16	1,862	1,251
Add: allowance for credit losses recognized in general and administrative expense	94	154	1,150	195
Less: write-offs, net of recoveries	(911)	(514)	(1,993)	(1,287)
Ending balance	$3,300	$2,280	$3,300	$2,280
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
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Prepaid expenses	$10,741	$10,165
Deferred cost of revenue	2,924	2,415
Capitalized cloud computing development costs	1,032	1,449
Income tax receivable	9,424	3,251
Other current assets	1,066	954
Total prepaid expenses and other current assets	$25,187	$18,234

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued payroll and related expenses	$23,130	$32,785
Accrued vendor payables	17,456	17,444
Accrued advertising	2,616	2,551
Sales allowances	3,313	3,126
Accrued sales, use and business taxes	6,710	10,409
Deferred consideration relating to business acquired	—	12,627
Other	2,830	4,419
Total accrued expenses and other current liabilities	$56,055	$83,361
Deferred revenue
Deferred revenue as of June 30, 2026 and December 31, 2025 was $221.4 million and $203.9 million, respectively. Revenue recognized in the three months ended June 30, 2026 and 2025 that was included in deferred revenue as of March 31, 2026 and 2025 was $109.0 million and $99.3 million, respectively. Revenue recognized in the six months ended June 30, 2026 and 2025 that was included in deferred revenue as of December 31, 2025 and 2024 was $160.4 million and $136.5 million, respectively.
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
Depreciation and Amortization
Depreciation and amortization expense of our property and equipment, including capitalized internal-use software, and intangible assets consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$4,353	$5,313	$8,677	$10,428
Sales and marketing	3,246	2,454	6,429	4,169
Technology and development	2,142	2,158	4,234	4,378
General and administrative	1,533	1,414	3,071	2,770
Total depreciation and amortization expense	$11,274	$11,339	$22,411	$21,745
Note 4. Acquisition
Formation Nation, Inc.
On February 10, 2025, we acquired all of the outstanding equity interests of Formation Nation, Inc., a Nevada-based small business services company with a range of legal and business solutions, in exchange for a total consideration of $83.2 million consisting of cash, net working capital adjustments and equity consideration comprising 2,205,445 restricted shares of our common stock. Approximately $12.5 million of the consideration was initially deferred to satisfy any necessary adjustments, including without limitation, indemnification claims related to general representations and warranties, any net working capital adjustments and deferred change in control bonuses. The Company paid $13.1 million for the deferred consideration in cash, inclusive of $0.6 million of accrued interest, during the six months ended June 30, 2026 upon the expiration of the 12-month holdback period, net of any amounts withheld to satisfy all unsatisfied or disputed claims for indemnification and net working capital adjustments.
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
As of June 30, 2026 and December 31, 2025, we had no amounts outstanding under our Amended Revolving Facility.
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
During the three months ended June 30, 2026, we repurchased a total of 7.3 million shares of our common stock through open market purchases and Rule 10b5-1 plans at an average per share price of $6.24 for a total repurchase of $45.5 million, including broker commissions. During the six months ended June 30, 2026, we repurchased a total of 12.6 million shares of our common stock through open market purchases and Rule 10b5-1 plans at an average per share price of $7.05 for a total repurchase of $89.0 million, including broker commissions. The repurchases were recorded as a reduction to stockholders’ equity in the unaudited condensed consolidated balance sheets. Approximately $80.4 million remained available for future repurchases of our common stock under the stock repurchase program as of June 30, 2026.
The Inflation Reduction Act of 2022, enacted in August 2022, imposed a 1% non-deductible excise tax on net repurchases of shares by domestic corporations whose stock is traded on an established securities market. Consequently, this excise tax is applicable to shares of stock repurchased pursuant to our stock repurchase program beginning in 2023 and represents a cost of the repurchases of our common stock. We have recognized an excise tax liability of $0.7 million as of June 30, 2026 because the fair market value of the stock repurchases exceeded the fair market value of the stock issuances during the six months ended June 30, 2026.
Note 8. Stock-based Compensation
Stock-based Compensation Expense
We recorded stock-based compensation expense in the following categories in the accompanying unaudited condensed consolidated statements of operations and balance sheets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$1,443	$1,478	$2,694	$2,738
Sales and marketing	3,879	4,473	7,427	8,240
Technology and development	3,662	4,658	7,009	8,682
General and administrative	14,612	20,029	27,780	40,734
Total stock-based compensation expense	23,596	30,638	44,910	60,394
Amount capitalized to internal-use software	1,361	1,580	2,570	2,920
Total stock-based compensation	$24,957	$32,218	$47,480	$63,314

Restricted Stock Units
During the three and six months ended June 30, 2026, we granted 0.8 million and 10.7 million restricted stock units (“RSUs”), respectively, with a total grant date fair value of $4.7 million and $70.9 million, respectively, to various employees. RSUs are measured based on the fair market value of the underlying stock on the date of grant and recognized as expense over the requisite service period.
Performance Stock Units
During the three months ended March 31, 2026, we granted 3.6 million performance stock units (“2026 PSUs”) to members of the senior leadership team. During the three months ended June 30, 2026, we granted 1.7 million 2026 PSUs to a member of the senior leadership team. The 2026 PSUs granted during the six months ended June 30, 2026 consist of two performance components: revenue and total shareholder return (“TSR”). The number of shares ultimately issuable under each component of the 2026 PSUs is based on the Company’s achievement relative to certain performance targets, continuous employment over the requisite service period as well as certification of results by the compensation committee of the board of directors following each applicable performance period.
The revenue component of the 2026 PSUs represents 60% of the target award and achievement is measured based on the Company’s year-over-year revenue growth relative to pre-determined targets for three one-year performance periods ending on each of December 31, 2026, December 31, 2027, and December 31, 2028. Each annual performance period represents one-third of the awards that may be earned under the revenue component. The number of 2026 PSUs earned for each annual period may range from 0% to 300% of the number of awards allocated to each annual performance period. The grant-date fair value of the revenue component is based on the closing price of the Company’s common stock on the date of grant. Compensation expense for the revenue component is recognized over the requisite service period when achievement of the applicable performance condition is considered probable. The grant date fair value of the revenue component for grants issued during the three months ended March 31, 2026 and June 30, 2026 amounted to approximately $14.6 million and $6.0 million, respectively, both assuming achievement at 100% of target.
The TSR component represents 40% of the target award and achievement is measured based on the Company’s TSR percentile against a pre-determined peer set over two performance periods, each beginning January 1, 2026 and ending December 31, 2027 and December 31, 2028. Each performance period represents 50% of the awards that may be earned pursuant to the TSR component. The number of 2026 PSUs earned for each performance period may range from 0% to 400% of the number of awards allocated to each performance period. The grant-date fair value of the TSR component is estimated using a Monte Carlo simulation model as vesting depends on a market condition. Compensation expense for the TSR component is recognized over the longer of the requisite or derived service period regardless of whether the market condition is ultimately achieved. The Company estimated the weighted-average fair value of the TSR component for grants issued during the three months ended March 31, 2026 and June 30, 2026 to be approximately $17.9 million and $5.8 million, respectively. The assumptions to the Monte Carlo simulation used to calculate the grant date fair value of the TSR component is as follows:

Three Months Ended March 31,
2026
Expected life (years)	2.8
Risk-free interest rate	3.6%
Expected volatility	54.2%
Expected dividend yield	—

Three Months Ended June 30,
2026
Expected life (years)	2.5
Risk-free interest rate	4.1%
Expected volatility	54.7%
Expected dividend yield	—

We recognized $3.2 million and $4.1 million in stock-based compensation expense during the three and six months ended June 30, 2026, respectively, related to the 2026 PSUs. In addition, we recognized $3.9 million and $13.4 million in stock-based compensation expense during the three months ended June 30, 2026 and 2025, respectively, and $9.3 million and $26.7 million in stock-based compensation expense during the six months ended June 30, 2026 and 2025, respectively, related to performance stock units (“PSUs”) with a market-based condition that were granted during the year ended December 31, 2024.
Note 9. Income Taxes
We recorded a provision for income taxes of $7.0 million and $9.7 million for the three and six months ended June 30, 2026, respectively. We recorded a benefit for income taxes of $0.3 million and a provision of $5.2 million for the three and six months ended June 30, 2025, respectively. The effective tax rate for the three months ended June 30, 2026 and 2025 was 57% and 51%, respectively. The effective tax rate for the six months ended June 30, 2026 and 2025 was 61% and 52%, respectively. The difference from the federal statutory rate of 21% is primarily due to the recognition of significant non-deductible stock-based compensation and other discrete adjustments.
Gross unrecognized tax benefits were $17.6 million and $16.8 million as of June 30, 2026 and December 31, 2025, respectively. The gross unrecognized tax benefits, if recognized by us, will result in a reduction of approximately $17.1 million, excluding interest and penalties, to the provision for income taxes, thereby favorably impacting our effective tax rate. Our policy is to recognize interest and penalties related to income tax matters in income tax expense. For the periods presented, interest and penalties related to income tax positions were not material to our unaudited condensed consolidated financial statements.
We are subject to taxation and file income tax returns in the U.S. federal, state, and foreign jurisdictions. The federal income tax returns for the years 2022 and forward and state income tax returns for the tax years 2008 and forward remain open to examination. We are under examination for tax year 2023 and one state which are not expected to have an impact on our results of operations, cash flows and financial condition.
Note 10. Net Income (loss) Per Share
The following table shows the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$5,183	$(266)	$6,287	$4,861
Denominator:
Weighted-average common stock used in computing net income (loss) per share — basic	170,189	180,880	175,568	178,837
Effect of potentially dilutive securities
Options to purchase common stock	31	—	34	59
RSU and PSUs	1,410	—	2,019	3,782
Employee stock purchase plan	11	—	6	16
Weighted-average common stock used in computing net income (loss) per share — diluted	171,641	180,880	177,627	182,694
Net income (loss) per share — basic	$0.03	$—	$0.04	$0.03
Net income (loss) per share — diluted	$0.03	$—	$0.04	$0.03

The following table presents the number of stock options, RSUs, and PSUs, excluded from the calculation of diluted net income (loss) per share because they are anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Options to purchase common stock	4,990	10,362	4,990	10,298
RSU and PSUs(1)	33,312	31,689	24,314	21,907
Employee stock purchase plan	147	148	286	24
Total	38,449	42,199	29,590	32,229

(1) For the three and six months ended June 30, 2026, anti-dilutive PSUs include the 2026 PSUs reflected at 100% of target, as well as PSUs granted in July 2024 and November 2024 reflected at 200% and 275% of target, respectively. For the three and six months ended June 30, 2025, anti-dilutive PSUs include PSUs granted in July 2024 and November 2024 reflected at 200% and 325% of target, respectively; PSUs granted in April 2025 were reflected at 400% of target.
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
As of June 30, 2026 and December 31, 2025, our financial assets recorded at fair value on a recurring basis consist of cash equivalents. The cash equivalents consist of money market funds valued using quoted prices in active markets, which represents Level 1 inputs in the fair value hierarchy.
The carrying amounts of accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair values because of the short-term nature of these items.
The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	As of June 30, 2026
	Level 1	Level 2	Level 3
Money market funds	$138,898	$—	$—
Total assets	$138,898	$—	$—

	As of December 31, 2025
	Level 1	Level 2	Level 3
Money market funds	$180,778	$—	$—
Total assets	$180,778	$—	$—

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
Our one reportable segment provides an online platform for business formation in the U.S. and, as described in Note 2, Summary of Significant Accounting Policies, generates revenue from customized legal document services and subscriptions offered to our customers. Revenue outside of the U.S., based on the location of the customer, represented less than 1% of our revenue for the three and six months ended June 30, 2026 and 2025. Long-lived tangible assets located outside the U.S. represented approximately 11.1% of total long-lived tangible assets as of June 30, 2026. Long-lived tangible assets located outside the U.S. were immaterial as of December 31, 2025.
The following table summarizes financial information by reportable segment regularly provided to the CODM (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Transaction revenue	$71,890	$72,611	$148,513	$139,464
Subscription revenue	133,399	119,898	263,557	236,155
Total revenue	205,289	192,509	412,070	375,619
Less:
Filings fees	26,505	27,319	60,408	52,538
Other cost of revenue, excluding depreciation, amortization and stock-based compensation	33,058	33,288	68,108	68,254
Customer acquisition marketing	52,639	46,713	107,693	90,929
Other sales and marketing, excluding depreciation, amortization and stock-based compensation	19,085	15,940	35,968	27,620
Technology and development, excluding depreciation, amortization and stock-based compensation	14,243	14,819	28,409	29,897
General and administrative, excluding depreciation, amortization, stock-based compensation, and restructuring	13,861	15,465	29,728	31,947
Stock-based compensation	23,596	30,638	44,910	60,394
Depreciation and amortization	11,274	11,339	22,411	21,745
Interest income	(1,627)	(2,069)	(3,275)	(3,552)
Interest expense	126	165	802	347
Restructuring(1)	378	88	1,021	766
Other segment items(2)	3	(652)	(78)	(999)
Provision for (benefit from) income taxes	6,965	(278)	9,678	5,209
Gain on sale of assets held for sale	—	—	—	(14,337)
Segment net income (loss)	5,183	(266)	6,287	4,861

Reconciliation of profit or loss
Adjustments and reconciling items	$—	$—	$—	$—
Consolidated net income (loss)	$5,183	$(266)	$6,287	$4,861
(1) For 2026 and 2025, restructuring costs related to the reduction of our global headcount.
(2) Other segment items included in segment net income primarily consist of foreign currency gains or losses related to our intercompany loans which were denominated in British Pound Sterling and included in other (expense) income, net on the unaudited condensed consolidated statements of operations.

Note 13. Subsequent Event
In August 2026, management approved a restructuring plan as a part of the Company’s ongoing organizational evolution towards becoming a more agile, AI-native company with a simpler operating structure. As a result of this restructuring plan, we expect to incur approximately $6.0 million in restructuring and related costs, consisting primarily of one-time severance and employee termination benefit costs. We expect to recognize substantially all of the costs during the third quarter of 2026 and we expect the plan to be complete by the year ending December 31, 2026. Restructuring and related costs associated with the restructuring plan are subject to assumptions and the actual costs incurred may differ from our estimates.

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
Recent Developments
•In August 2026, we committed to a restructuring plan that will reduce the size of our workforce by approximately 13%. This restructuring plan was made as part of our ongoing organizational evolution towards becoming a more agile, AI-native company with a simpler operating structure. We expect to incur approximately $6.0 million in restructuring charges and related costs, which consist primarily of severance and termination benefits offered to the impacted employees. We expect substantially all of these charges to be cash expenditures and we expect to incur substantially all of these charges in the third quarter of 2026.
Key Factors Affecting Our Performance
We believe that our future performance will depend on many factors, including the following:
•Our share of small and medium-sized businesses (SMBs). Business formations act as an entrance point for many customers to the LegalZoom ecosystem, where they then often purchase a mix of transaction and subscription offerings alongside and after the initial formation transaction. However, changes that Google is making, including changes in search algorithms and the prioritization of AI-generated summaries within the search experience, as well as the ways in which Google chooses to enforce its policy regarding the advertisement of federal filings, are reshaping how potential customers find and engage with LegalZoom. We have seen these changes result in a reduction in organic traffic and a higher emphasis on paid search, and we expect these customer acquisition dynamics to continue to evolve. In response, we are continuing to optimize our go-to-market and customer acquisition strategy, including by diversifying our marketing investments across media channels and increasing our level of brand marketing, which may result in an increase in our marketing costs. We are also expanding beyond traditional search through strategic partnerships and collaborations, including with AI platforms and other emerging channels. Over time, we expect partnership-driven and AI-platform channels to represent a greater share of customer acquisition, and we are investing accordingly. As a result, our operating results depend on the continuation of new business formations in the U.S. and even more so, on our ability to attract new and existing businesses to our platform via various acquisition channels.
•Ability to enhance customer lifetime value. Our future performance depends on our ability to integrate new products and services into our LegalZoom ecosystem and to increase recurring revenue through subscription offerings. We are continuing to optimize our subscription business, including by testing various commercialization and pricing strategies for our offerings and introducing new, higher value, full-service do-it-for-me (“DIFM”) subscription offerings, including our business manager (formerly concierge) suite of offerings. As a result, we have experienced and we expect to continue to experience increased volatility across our key business metrics.

•Ability to integrate augmented legal expertise. We believe that the future of legal and small business services involves a combination of scaling AI while strategically integrating our human-in-the-loop offerings to provide the judgment and trust that customers need. These offerings have two layers: experts (which includes our business managers and our independent network of attorneys) and service (which includes our virtual mail and registered agent providers). The extent to which we are able to combine AI with our human expertise in order to increase the consumption of our higher-value offerings will impact our future results of operations.
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
The below table sets forth the number of business formations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Number of business formations	125	131	267	262
During the three months ended June 30, 2026, we experienced a 5% decrease in business formation transactions compared to the three months ended June 30, 2025 primarily due to the impact of changing customer acquisition dynamics partially offset by an increase in business formations driven by strategic partnerships.
During the six months ended June 30, 2026, we experienced a 2% increase in business formation transactions compared to the six months ended June 30, 2025 primarily due to the inclusion of a full six months of business formations from Formation Nation, which we acquired on February 10, 2025, and an increase in business formations driven by strategic partnerships, partially offset by the impact of changing customer acquisition dynamics.
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
The below table sets forth the number of transactions for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Number of transactions	281	278	656	619
We experienced a 1% increase in the number of transactions during the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to an increase in Annual Report filings within our compliance offerings as a result of filing automation, partially offset by the decrease in business formations.
We experienced a 6% increase in the number of transactions during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to an increase in Annual Report filings within our compliance offerings as a result of filing automation and an increase in business formations, partially offset by a decrease in beneficial ownership information report filings following a Financial Crimes Enforcement Network (“FinCEN”) ruling on March 21, 2025 that eliminated this filing requirement for U.S. companies.
Average order value
We define average order value for a given period as total transaction revenue divided by total number of transactions in such period. We consider average order value to be an important metric given that it indicates how much customers are spending on average on our platform per transaction.
The below table sets forth the average order value for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Average order value	$256	$262	$227	$225
Average order value decreased 2% for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to changes in the products comprising our bundled small business offerings, which resulted in an increased allocation of order value shifting to subscription products. This decrease was partially offset by an increase in higher value consumer and IP-related offerings.
Average order value increased 1% for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily driven by an increase in higher value consumer and IP-related offerings. This increase was partially offset by changes in the products comprising our bundled small business offerings, which resulted in an increased allocation of order value shifting to subscription products.
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
The below table sets forth the number of subscription units as of June 30, 2026 and 2025:

	As of June 30,
	2026	2025
	(in thousands)
Number of subscription units	1,892	1,955
We experienced a 3% decrease in subscription units from June 30, 2025 to June 30, 2026 due to a decrease in forms and eSignature subscriptions as well as accounting solutions and a decrease in registered agent subscriptions, partially offset by an increase in legal advisory subscriptions from the bundling of this subscription into certain business formation offerings, as well as increases in compliance subscriptions and virtual mail subscriptions.
On a sequential basis, the number of subscription units decreased 1% as of June 30, 2026 compared to March 31, 2026.
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
The below table sets forth ARPU as of June 30, 2026 and 2025:

	As of June 30,
	2026	2025
Average revenue per subscription unit	$270	$256
ARPU increased 5% as of June 30, 2026 compared to June 30, 2025 benefiting from pricing initiatives on our registered agent subscriptions, partially offset by a shift in mix towards our lower priced subscription offerings, including forms and eSignature and accounting solutions, due to the bundling of these products into certain business formation offerings.
On a sequential basis, ARPU as of June 30, 2026 increased 3% compared to March 31, 2026.
Annual small business retention rate
We define annual small business retention rate as the percentage of small business subscription units active as of the last day of the quarter one year ago that were still active subscriptions 12 months later. Small business subscription units represent our subscriptions targeted at our small business customers and include subscriptions for our registered agent and compliance services, our tax solution, our virtual mail, forms and eSignature solutions and our small business legal advisory plan, and exclude subscriptions from our enterprise customers, our prior operations in the U.K., Formation Nation and our consumer legal advisory plan. Annual small business retention rate includes both monthly and annual subscription units and reflects all subscription unit attrition, including as a result of actual business failures of certain of our customers. Our annual small business retention rate as of June 30, 2026 was approximately 57% which was impacted by lower retaining subscriptions bundled into our formation offerings.
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
We expect interest expense to remain insignificant in the near term as we have no outstanding indebtedness. However, we would incur interest expense in the longer term should we borrow on our Amended Revolving Facility or incur other indebtedness.
Interest income
Interest income consists primarily of interest income generated from our investment in money market funds.
Other (expense) income, net
Other (expense) income, net consists of realized and unrealized foreign currency gains and losses.
Income taxes
Our provision for (benefit from) income taxes consists of current and deferred federal, state and foreign income taxes.
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
Results of Operations
The following table sets forth our unaudited condensed consolidated statement of operations data for each of the periods indicated. The period-to-period comparison of financial results should not be considered as a prediction or indicative of our future results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Revenue	$205,289	$192,509	$412,070	$375,619
Cost of revenue(1)(2)	65,359	67,398	139,887	133,958
Gross profit	139,930	125,111	272,183	241,661
Operating expenses:
Sales and marketing(1)(2)	78,849	69,580	157,517	130,958
Technology and development(1)(2)	20,047	21,635	39,652	42,957
General and administrative(1)(2)	30,384	36,996	61,600	76,217
Gain on sale of assets held for sale	—	—	—	(14,337)
Total operating expenses	129,280	128,211	258,769	235,795
Income (loss) from operations	10,650	(3,100)	13,414	5,866
Interest expense	(126)	(165)	(802)	(347)
Interest income	1,627	2,069	3,275	3,552
Other (expense) income, net	(3)	652	78	999
Income (loss) before income taxes	12,148	(544)	15,965	10,070
Provision for (benefit from) income taxes	6,965	(278)	9,678	5,209
Net income (loss)	$5,183	$(266)	$6,287	$4,861
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue	$1,443	$1,478	$2,694	$2,738
Sales and marketing	3,879	4,473	7,427	8,240
Technology and development	3,662	4,658	7,009	8,682
General and administrative	14,612	20,029	27,780	40,734
Total stock-based compensation expense	$23,596	$30,638	$44,910	$60,394
Stock-based compensation expense decreased for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025, primarily due to lower expense from performance stock units (“PSUs”), including certain awards with market conditions granted in prior periods, as well as lower expense from time-based restricted stock units (“RSUs”). See Note 8 to our unaudited condensed consolidated financial statements and Note 14 to our consolidated financial statements included in our 2025 Annual Report on Form 10-K for additional information.

(2)Includes depreciation and amortization expense for our property and equipment, including capitalized internal-use software and intangible assets as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue	$4,353	$5,313	$8,677	$10,428
Sales and marketing	3,246	2,454	6,429	4,169
Technology and development	2,142	2,158	4,234	4,378
General and administrative	1,533	1,414	3,071	2,770
Total depreciation and amortization expense	$11,274	$11,339	$22,411	$21,745
Comparison of the Three Months Ended June 30, 2026 and 2025
Revenue

	Three Months Ended June 30,
	2026	2025	$ change	% change
	(in thousands, except percentages)
Revenue by type
Transaction	$71,890	$72,611	$(721)	(1)%
Subscription	133,399	119,898	13,501	11%
Total revenue	$205,289	$192,509	$12,780	7%
The increase in total revenue for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was driven by continued growth in subscription revenue. Subscription revenue represented 65% and 62% of total revenue for the three months ended June 30, 2026 and 2025, respectively. Transaction revenue represented 35% and 38% of total revenue for the three months ended June 30, 2026 and 2025, respectively.
Transaction revenue decreased 1% year-over-year for the three months ended June 30, 2026 due to a decrease in revenue from small business transactions, partially offset by higher consumer and IP-related revenue.
Subscription revenue increased 11% year-over-year for the three months ended June 30, 2026 primarily due to a 39% increase in revenue from our legal advisory subscriptions due to the bundling of this subscription into certain business formation offerings, an 11% increase in revenue from our registered agent subscriptions due certain pricing initiatives for these subscriptions and an increase in revenue from our compliance offerings. Subscription revenue growth was partially offset by our prior discontinuation of new customer acquisition for our tax offering.
Cost of revenue

	Three Months Ended June 30,
	2026	2025	$ change	% change
	(in thousands, except percentages)
Cost of revenue	$65,359	$67,398	$(2,039)	(3%)
Cost of revenue for the three months ended June 30, 2026 decreased by $2.0 million primarily due to a $1.3 million decrease in payroll and related benefits, largely driven by a lower average headcount, a $1.0 million decrease in depreciation and amortization expense and an $0.8 million decrease in filing fees. These decreases were partially offset by a $0.7 million increase in credit card fees and a $0.6 million increase in sales and use tax expense.
Gross profit

	Three Months Ended June 30,
	2026	2025	$ change	% change
	(in thousands, except percentages)
Gross profit	$139,930	$125,111	$14,819	12%
Gross profit for the three months ended June 30, 2026 increased by $14.8 million compared to the three months ended June 30, 2025 due to a $12.8 million increase in revenue and a $2.0 million decrease in cost of revenue.
Sales and marketing

	Three Months Ended June 30,
	2026	2025	$ change	% change
	(in thousands, except percentages)
Sales and marketing	$78,849	$69,580	$9,269	13%
Sales and marketing expenses for the three months ended June 30, 2026 increased by $9.3 million primarily due to a $5.9 million increase in customer acquisition marketing spend. Customer acquisition marketing spend was $52.6 million and $46.7 million for the three months ended June 30, 2026 and 2025, respectively, reflecting increased spending due to diversification of investments in brand and partnerships. Additionally, there was a $1.1 million increase in payroll and related benefits largely due to an increase in sales and marketing headcount, and a $0.8 million increase in depreciation and amortization.
Technology and development

	Three Months Ended June 30,
	2026	2025	$ change	% change
	(in thousands, except percentages)
Technology and development	$20,047	$21,635	$(1,588)	(7%)
Technology and development expenses for the three months ended June 30, 2026 decreased by $1.6 million primarily due to a $3.5 million decrease in payroll and related benefits driven by a reduction in technology and development headcount. These decreases were partially offset by a $1.8 million decrease in capitalized software development costs.
General and administrative

	Three Months Ended June 30,
	2026	2025	$ change	% change
	(in thousands, except percentages)
General and administrative	$30,384	$36,996	$(6,612)	(18%)
General and administrative expenses for the three months ended June 30, 2026 decreased by $6.6 million compared to the three months ended June 30, 2025. The decrease was primarily due to a $5.4 million decrease in stock-based compensation expense driven by lower expense from PSUs, including awards with market conditions granted in prior periods, as well as a reduction in expense from RSUs.

Interest expense

	Three Months Ended June 30,
	2026	2025	$ change	% change
	(in thousands, except percentages)
Interest expense	$(126)	$(165)	$39	(24%)
Interest expense consists primarily of amortization of debt issuance costs related to our Amended Revolving Facility.
Interest income

	Three Months Ended June 30,
	2026	2025	$ change	% change
	(in thousands, except percentages)
Interest income	$1,627	$2,069	$(442)	(21%)
The change in interest income was primarily due to lower average interest-earning cash balances during the three months ended June 30, 2026.
Other (expense) income, net

	Three Months Ended June 30,
	2026	2025	$ change	% change
	(in thousands, except percentages)
Other (expense) income, net	$(3)	$652	$(655)	(100%)
The change in other (expense) income, net, was primarily due to unfavorable foreign exchange activity during the three months ended June 30, 2026.
Provision (benefit) for income taxes

	Three Months Ended June 30,
	2026	2025	$ change	% change
	(in thousands, except percentages)
Provision (benefit) for income taxes	$6,965	$(278)	$7,243	2605%
Effective tax rate	57%	51%
There was a $7.2 million increase in the provision for income taxes for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The change was primarily due to higher pre-tax income and decreased excess tax benefits from stock-based compensation for the three months ended June 30, 2026.

Comparison of the Six Months Ended June 30, 2026 and 2025
Revenue

	Six Months Ended June 30,
	2026	2025	$ change	% change
	(in thousands, except percentages)
Revenue by type
Transaction	$148,513	$139,464	$9,049	6%
Subscription	263,557	236,155	27,402	12%
Total revenue	$412,070	$375,619	$36,451	10%
The increase in total revenue for the six months ended June 30, 2026 was primarily driven by an increase in subscription revenue. Subscription revenue was 64% and 63% of total revenue for the six months ended June 30, 2026 and 2025, respectively, and transaction revenue was 36% and 37% of total revenue for the six months ended June 30, 2026 and 2025, respectively.
Transaction revenue increased 6% year-over-year for the six months ended June 30, 2026 primarily due to a 61% increase in revenue from Annual Report filings within our compliance offerings as a result of filing automation, the inclusion of a full six months of revenue from Formation Nation, which we acquired on February 10, 2025, and an increase in IP-related revenue. The increase in transaction revenue was partially offset by a decrease in revenue from business formations and a decrease in revenue from beneficial ownership report filings following a FinCEN ruling on March 21, 2025 that eliminated this filing requirement for U.S. companies.
Subscription revenue increased 12% year-over-year for the six months ended June 30, 2026 primarily due to a 37% increase in revenue from our legal advisory subscriptions from the bundling of this subscription into certain business formations, a 14% increase in revenue from our registered agent subscriptions due to pricing initiatives for these subscriptions and an increase in revenue from our compliance offerings. The increase in subscription revenue was partially offset by our prior discontinuation of new customer acquisition for our tax offering.
Cost of revenue

	Six Months Ended June 30,
	2026	2025	$ change	% change
	(in thousands, except percentages)
Cost of revenue	$139,887	$133,958	$5,929	4%
Cost of revenue for the six months ended June 30, 2026 increased by $5.9 million mainly due to a $7.9 million increase in filing fees and a $1.7 million increase in credit card fees primarily due to a full six months of revenue from Formation Nation, which we acquired on February 10, 2025. These increases were partially offset by a $1.8 million decrease in depreciation and amortization expense, a $1.3 million decrease in third party fees for customer care which were replaced by tax and attorney services, and a $1.1 million decrease in payroll and related benefits due to a decrease in average headcount.

Gross profit

	Six Months Ended June 30,
	2026	2025	$ change	% change
	(in thousands, except percentages)
Gross profit	$272,183	$241,661	$30,522	13%
The increase in gross profit was driven by a $36.5 million increase in revenue partially offset by a $5.9 million increase in cost of revenue.
Sales and marketing

	Six Months Ended June 30,
	2026	2025	$ change	% change
	(in thousands, except percentages)
Sales and marketing	$157,517	$130,958	$26,559	20%
Sales and marketing expenses for the six months ended June 30, 2026 increased by $26.6 million primarily due to a $16.8 million increase in customer acquisition marketing spend. Customer acquisition marketing spend was $107.7 million and $90.9 million for the six months ended June 30, 2026 and 2025, respectively, reflecting increased spending due to diversification of investments in brand and partnerships. Sales and marketing expenses also increased as a result of a $5.6 million increase in payroll and related benefits due to an increase in average headcount and a $2.3 million increase in amortization and depreciation.
Technology and development

	Six Months Ended June 30,
	2026	2025	$ change	% change
	(in thousands, except percentages)
Technology and development	$39,652	$42,957	$(3,305)	(8%)
Technology and development expenses for the six months ended June 30, 2026 decreased by $3.3 million primarily due to a $6.7 million decrease in payroll and related benefits, largely driven by a reduction in technology and development headcount. These decreases were partially offset by a $4.2 million decrease in capitalized software development costs and a $0.9 million increase in technology licensing costs.
General and administrative

	Six Months Ended June 30,
	2026	2025	$ change	% change
	(in thousands, except percentages)
General and administrative	$61,600	$76,217	$(14,617)	(19%)
General and administrative expenses for the six months ended June 30, 2026 decreased by $14.6 million compared to the six months ended June 30, 2025. The decrease was primarily due to a $13.0 million decrease in stock-based compensation expense driven by lower expense from PSUs, including awards with market conditions granted in prior periods, as well as a reduction in expense from RSUs. The decrease was also due to a $2.4 million reduction in consulting costs, primarily due to transaction-related costs incurred during the prior-year period.

Gain on sale of assets held for sale

	Six Months Ended June 30,
	2026	2025	$ change	% change
	(in thousands, except percentages)
Gain on sale of assets held for sale	$—	$(14,337)	$14,337	(100%)
Gain on sale of assets held for sale for the six months ended June 30, 2025 was $14.3 million due to the sale of our operational headquarters on March 31, 2025.
Interest expense

	Six Months Ended June 30,
	2026	2025	$ change	% change
	(in thousands, except percentages)
Interest expense	$(802)	$(347)	$(455)	131%
Interest expense consists primarily of interest incurred on the deferred cash consideration associated with the acquisition of Formation Nation as well as amortization of debt issuance costs related to our Revolving Facility as well as our Amended Revolving Facility.
Interest income

	Six Months Ended June 30,
	2026	2025	$ change	% change
	(in thousands, except percentages)
Interest income	$3,275	$3,552	$(277)	(8%)
The change in interest income was primarily due to lower average cash balances during the six months ended June 30, 2026.
Other income, net

	Six Months Ended June 30,
	2026	2025	$ change	% change
	(in thousands, except percentages)
Other income, net	$78	$999	$(921)	(92%)
The change in other income, net, between 2026 and 2025 was primarily due to unfavorable foreign currency exchange activity related to our intercompany loans denominated in British Pound Sterling.
Provision for income taxes

	Six Months Ended June 30,
	2026	2025	$ change	% change
	(in thousands, except percentages)
Provision for income taxes	$9,678	$5,209	$4,469	86%
Effective tax rate	61%	52%
There was a $4.5 million increase in the provision for income taxes for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The change was primarily due to higher pre-tax income and decreased excess tax benefits from stock-based compensation for the six months ended June 30, 2026.
Liquidity and Capital Resources
Overview
We fund our operations and capital expenditures from cash flows from operating activities. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes. As of June 30, 2026, our principal sources of liquidity were cash and cash equivalents of $167.2 million, which consisted of cash on deposit with banks and money market funds, of which approximately $4.2 million related to our foreign subsidiaries. Our cash and cash equivalents decreased by $35.9 million from December 31, 2025 to June 30, 2026, primarily as a result of cash used in financing activities, including repurchases of common stock, shares surrendered for settlement of minimum statutory tax withholding as well as the payment of deferred consideration for the Formation Nation acquisition partially offset by cash provided by operating activities.
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
In October 2023, our board of directors approved a stock repurchase program authorizing repurchases of our common stock with no fixed expiration. In February 2026, our board of directors approved a $100.0 million increase in our stock repurchase program, bringing the aggregate amount authorized to $415.0 million. Approximately $80.4 million remained available for future repurchases under the stock repurchase program as of June 30, 2026. For additional information regarding our stock repurchase program, refer to Note 7 to our unaudited condensed consolidated financial statements.
Borrowings
Revolving Facility
We have entered into a $100.0 million amended and restated credit and guaranty agreement with JPMorgan Chase Bank, N.A., as the administrative agent, with a maturity date of July 14, 2030. We refer to the amended and restated credit and guaranty agreement, as amended from time to time, as the Amended Revolving Facility. The Amended Revolving Facility also provides for the issuance of up to $20.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, in an amount of up to $10.0 million. As of June 30, 2026, we had no borrowings outstanding and $100.0 million was available for use under our Amended Revolving Facility.
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
Cash flows
The following table sets forth a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$86,829	$89,842
Net cash used in investing activities	(12,165)	(26,818)
Net cash (used in) provided by financing activities	(110,465)	11,800
Effect of exchange rate changes on cash and cash equivalents	(72)	147
Net (decrease) increase in cash and cash equivalents	$(35,873)	$74,971
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
In the six months ended June 30, 2026, cash provided by operating activities was $86.8 million resulting from net income of $6.3 million, adjusted for stock-based compensation and other non-cash expenses of $77.4 million and net cash flows provided by changes in operating assets and liabilities of $3.2 million. The $77.4 million of stock-based compensation and other non-cash expenses resulted primarily from $44.9 million in stock-based compensation expense, $22.4 million in depreciation and amortization expense, and $1.9 million in amortization of right-of-use assets. The $3.2 million of net cash flows provided by changes in operating assets and liabilities resulted primarily from a $17.5 million increase in deferred revenue resulting from advance billings for subscription services, which are predominantly billed in advance of our revenue recognition, and an $8.7 million increase in accounts payable, partially offset by a $15.6 million decrease in accrued expenses and other liabilities, and a $7.0 million increase in prepaid expenses and other current assets.
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
In the six months ended June 30, 2026, net cash used in investing activities was $12.2 million comprised of purchases of property and equipment, including capitalization of internal-use software.
Net cash used in financing activities
Our primary uses of cash in financing activities are for repurchases of common stock and settlements of stock-based compensation awards. Net cash used in financing activities is primarily impacted by exercises of stock options by our employees and issuance of common stock.
In the six months ended June 30, 2026, net cash used in financing activities was $110.5 million, primarily resulting from $89.0 million in repurchases of common stock pursuant to our stock repurchase program, $12.5 million for the deferred consideration paid relating to the Formation Nation acquisition, and $9.5 million for settlement of minimum statutory tax withholding obligations related to equity awards.
Material Cash Requirements
We believe our current cash and cash equivalents, as well as cash expected to be generated by future operating activities, will be sufficient to meet our material cash requirements for the next twelve months. Our material cash requirements include the below contractual and other obligations:
Commitments
We have non-cancelable agreements with various vendors, which require us to pay $58.5 million over a three-year period, of which $37.2 million remains to be paid as of June 30, 2026.
Lease Obligations
At June 30, 2026, we had various non-cancelable operating leases for office space, which expire between May 2027 and June 2033. As of June 30, 2026, we had total minimum operating lease maturities of $16.6 million, $2.1 million of which mature within six months. See Note 8 of our consolidated financial statements included in our 2025 Annual Report on Form 10-K for additional information regarding our future operating lease payments.
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
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net income (loss) adjusted to exclude interest expense, interest income, (benefit from) provision for income taxes, depreciation and amortization, other expense (income), net, stock-based compensation and certain non-recurring income and expenses from time to time. We define Adjusted EBITDA margin as Adjusted EBITDA as a percentage of revenue. We define net income (loss) margin as net income (loss) as a percentage of revenue based on our unaudited condensed consolidated financial statements.
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
The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except percentages)
Reconciliation of net income (loss) to Adjusted EBITDA
Net income (loss)	$5,183	$(266)	$6,287	$4,861
Interest expense	126	165	802	347
Interest income	(1,627)	(2,069)	(3,275)	(3,552)
Provision for (benefit from) income taxes	6,965	(278)	9,678	5,209
Depreciation and amortization	11,274	11,339	22,411	21,745
Other expense (income), net	3	(652)	(78)	(999)
Stock-based compensation	23,596	30,638	44,910	60,394
Transaction-related expenses(1)	—	—	604	1,543
Gain on sale of assets held for sale	—	—	—	(14,337)
Restructuring costs(2)	378	88	1,021	766
Adjusted EBITDA	$45,898	$38,965	$82,360	$75,977
Net income margin	3%	—%	2%	1%
Adjusted EBITDA margin	22%	20%	20%	20%
(1)     For 2025, transaction-related expenses are primarily related to our acquisition of Formation Nation. For 2026, transaction-related expenses are related to the evaluation and pursuit of strategic transactions.
(2)     For 2026 and 2025, restructuring costs are related to the reduction of our global headcount.
Adjusted EBITDA increased from $39.0 million for the three months ended June 30, 2025 to $45.9 million for the three months ended June 30, 2026. The increase of $6.9 million was primarily driven by a $12.8 million increase in revenue and a $1.0 million decrease in cost of revenue, excluding non-cash items partially offset by a $6.9 million increase in operating expenses, excluding non-cash and non-recurring items.
Adjusted EBITDA increased from $76.0 million for the six months ended June 30, 2025 to $82.4 million for the six months ended June 30, 2026. The increase of $6.4 million was primarily driven by a $36.5 million increase in revenue, partially offset by a $22.3 million increase in operating expenses, excluding non-cash and non-recurring items, and a $7.7 million increase in cost of revenue, excluding non-cash items.
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
The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable GAAP measure, to free cash flow:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow
Net cash provided by operating activities	$86,829	$89,842
Purchase of property and equipment	(12,165)	(16,908)
Free cash flow	$74,664	$72,934
We experienced an increase in our free cash flow from $72.9 million for the six months ended June 30, 2025 to $74.7 million for the six months ended June 30, 2026. The increase was primarily due to a $4.7 million decrease in capital expenditures for the purchase of property and equipment, including capitalized internal-use software, partially offset by a $3.0 million decrease in net cash provided by operating activities. The decrease in net cash provided by operating activities primarily reflected a $19.0 million unfavorable change in operating assets and liabilities, partially offset by a $14.5 million increase in non-cash adjustments and a $1.4 million increase in net income.
Critical Accounting Estimates
During the three and six months ended June 30, 2026, there were no significant changes to our critical accounting estimates compared with those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2025 Annual Report on Form 10-K.
Recent Accounting Pronouncements
Refer to Note 2 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further information on certain accounting standards adopted in the period ended June 30, 2026 and recent accounting announcements that have not yet been required to be implemented and may be applicable to our future operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have operations both within the U.S. and, to a lesser extent, in the U.K., and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate fluctuations and foreign currency exchange risks, and to a lesser extent, inflation risk.
Interest rate fluctuation risk
As of June 30, 2026 and December 31, 2025, we had cash and cash equivalents of $167.2 million and $203.1 million, respectively, which consisted of cash on deposit with banks and short-term highly-liquid money market funds. Interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We had no outstanding debt subject to interest rate risk as of June 30, 2026 and December 31, 2025 and, as a result, we do not expect to be exposed to fluctuations in interest rates for the foreseeable future. However, we would be subject to fluctuation in interest rates if we draw down under our Amended Revolving Facility, including issuance of any letters of credit.
Foreign currency exchange risk
We have foreign currency risks related to our revenue, expenses, and intercompany balances denominated in currencies other than our functional currency, the U.S. Dollar, principally the British Pound Sterling. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany loans that are denominated in currencies other than the U.S. Dollar. The foreign currency transaction loss was immaterial during the six months ended June 30, 2026. A 10% adverse change in foreign exchange rates on foreign-denominated accounts, including intercompany balances, for the six months ended June 30, 2026 would have been immaterial. In the event our non-U.S. Dollar-denominated sales and expenses increase, our results of operations may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities could have on our results of operations.
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
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Relating to Our Business and Industry
Our business primarily depends on business formations
A significant portion of our transaction revenue is generated by providing business formation services to our customers. The number of business formations on our platform is subject to unpredictable declines or fluctuations as a result of a number of factors, many of which are out of our control, including an overall decline in the number of U.S. business formations, economic slowdowns or downturns, public health events, increased competition, regulatory obstacles, changes in law (including changes in tax laws and regulations), inflation, tariffs, interest rates, government assistance, increased compliance or operating costs (including wage and benefit pressures) and customer dissatisfaction. In addition, emerging technologies, including generative AI and AI-powered platforms, are changing how customers discover and engage with our services. These technologies have reduced and may continue to reduce organic traffic to our platform by enabling customers to obtain information or complete certain formation-related tasks without using our services. As a result, our traditional customer acquisition channels may continue to become less effective. We are diversifying our customer acquisition channels and expanding our go-to-market strategy, including through strategic partnerships and collaborations with third parties, including AI platforms. However, these efforts are evolving, may not be successful, and may not offset potential declines in our traditional channels. Further, the U.S. continues to experience significant political events that cast uncertainty on global financial and economic markets. Actions taken by the current Presidential administration have had and may continue to have a negative impact on the U.S. economy and the number of U.S. business formations. Declines in the overall number of U.S. business formations or the number of business formations on our platform have adversely affected, and may in the future adversely affect, our business, results of operations, financial condition or future prospects. To the extent the growth rate of overall U.S. business formations declines, these impacts can be expected to intensify.
Our business depends substantially on our customers expanding their use of our platform, including our transactional customers converting into subscribers and our subscribers renewing their subscriptions with us
For the past few years, a significant amount of our revenue has been derived from our subscriptions for small businesses and individuals. In 2025 and the six months ended June 30, 2026, approximately 65% and 64%, respectively, of our revenue came from subscriptions. Subscriptions have primarily originated from transactional customers who opted to become subscribers. For us to maintain or improve our operating results, including our revenue growth rate, it is important that we convert transactional customers into subscribers, retain our existing subscribers and that our existing subscribers expand their use of our platform. However, subscriptions may be terminated at any time, and the rate at which we retain our subscribers may decline or fluctuate as a result of a number of factors, including subscribers’ satisfaction or dissatisfaction with our platform, the effectiveness of our customer support services, the quality and perceived quality of the services we provide, our pricing and the pricing of competing products or services, the lifecycle of our customers’ businesses and their evolving needs, the effects of global economic conditions, regulatory changes and reductions in subscribers’ discretionary income and spending levels. As a result, we cannot accurately predict subscription renewal rates or the number of existing or new customers that will subscribe to our services, including whether customers will continue to subscribe at the same rate as they have historically. During 2025, we experienced a deceleration in our subscription revenue growth rate. If our subscription revenue growth rate does not continue to improve, our business, results of operations, financial condition and future prospects would be adversely affected. If the growth of our subscription business, including our subscription revenue growth rate, falls below the expectations of the public market, securities analysts or investors, the price of our common stock could also be harmed.
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
•seasonal variations, including those related to orders placed, sales and marketing and other activities;
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
We have a history of net losses and we may not be able to maintain profitability
Since inception, we have incurred an accumulated deficit and may incur net losses in the foreseeable future. As of June 30, 2026, we had an accumulated deficit of $1,217.9 million.
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
If we fail to provide high-quality products and services that meet our customers’ expectations, we may not be able to attract and retain customers
In order to increase revenue and maintain profitability, we must attract new customers and retain existing customers. The quality and value of our services, customer care and customer experience, as well as the quality and accuracy of the services provided by the independent attorneys who participate in our networks, are critical to the success of our business and our ability to attract and retain customers. The failure or perceived failure of our customer support and fulfillment services and/or these independent attorneys to satisfy customer expectations could impede our ability to attract and retain customers.
In addition, we intend to continue to add new products and services and enhance our existing products and services, both of which will require us to devote significant resources before we know whether such products or services will be successful. For instance, in late 2025 we launched new business manager offerings for the DIFM management of business compliance requirements. The success of any new products or services or enhancements to existing products or services depends on several factors, including timely completion, competitive pricing, adequate quality testing, introduction, integration with existing products and services, and market awareness and acceptance. We have in the past invested resources and introduced new products and services that have failed to produce the customer interest or results that we expected. We may fail to attract new customers or lose existing customers if current or future development efforts or services fail to meet customer expectations on a timely basis if at all. If we are unable to continue offering innovative solutions or if new or enhanced solutions fail to engage our customers, we may be unable to attract additional customers or retain our current customers, which may adversely affect our business, results of operations, financial condition or future prospects.
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
Any of our existing competitors, or other potential competitors that have not yet entered the market, have developed and may continue to develop innovative and cost-effective services, including automated corporate formation document processing, that target our existing and potential customers. Some of our competitors and potential competitors are larger and have greater name recognition, longer operating histories, more established customer relationships and significantly greater resources than we do. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. We expect to face increasing competition from offline and online legal services providers in our market, including through their use of AI, and our failure to effectively compete with these providers could result in revenue reductions, reduced margins, or loss of market share, any of which could have a material adverse effect on our business, results of operations, financial condition and future prospects.
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
We are incorporating AI into some of our offerings, which may present both compliance risks and reputational risks
We have incorporated and intend to continue incorporating a number of AI-powered features into our platform and product offerings. The technologies underpinning these features are in the early stages of commercial use and present a number of regulatory, litigation, ethical, reputational, operational and financial risks. AI technologies, including the third-party large language models incorporated into our offerings, may create accuracy issues, including flawed, incomplete, or inaccurate outputs and/or unintended biases and discriminatory outcomes. If the output, recommendations, content, or analyses that our AI applications assist in producing are or are alleged to be deficient, inaccurate, biased or discriminatory, or if they are determined to constitute UPL, we could be subjected to competitive harm, legal or regulatory liability, and brand or reputational harm. Some AI scenarios may also present ethical issues. If we enable or offer AI solutions that are controversial because of their perceived or real impact on human rights, privacy, employment, or other social issues, we may experience brand or reputational harm. Moreover, the regulatory framework for AI is rapidly evolving as many federal, state, and foreign government bodies and agencies have introduced or are considering additional laws and regulations. For example, the Colorado AI Act and California’s AI-related laws regulate the development and deployment of AI technologies. While new AI initiatives, laws, and regulations are emerging and evolving, what they ultimately will look like remains uncertain, and our obligation to comply with them could impact our development, offering and use of AI technologies, entail significant costs, limit our ability to incorporate certain AI capabilities into our business, or result in regulatory investigations and actions, and lawsuits.
In addition, our employees use AI technologies to perform certain functions of their work, and the disclosure and use of personal data in AI technologies is subject to various privacy laws and other privacy obligations. Further, sensitive information regarding the Company or its customers could be leaked, disclosed, or revealed as a result of or in connection with the use of AI technologies by our employees or vendors.
If our marketing efforts are unsuccessful, our business, results of operations, financial condition and future prospects may be adversely affected
Our ability to attract and retain customers depends largely on our marketing channels. The primary marketing channels that generate traffic for our websites include search engine marketing, social media and other digital channels, television and our sales team.
Our ability to maintain or increase customer traffic to our websites from internet search engines is not entirely within our control. We rely on both algorithmic and paid listing internet search results to drive customer traffic to our websites. Algorithmic listings are determined and displayed solely by formulas designed by search engine companies. Internet search engines periodically revise their algorithms, methodologies and displays or incorporate AI into their platforms in ways that are outside of our control. The search ecosystem increasingly includes AI-generated responses that provide direct answers without requiring users to click through to a website. This shift toward “zero-click” searches has contributed, and may continue to contribute, to reduced organic traffic, increased customer acquisition costs, and less effective search engine optimization and digital marketing strategies. Furthermore, because AI overviews within the search experience cite multiple sources for a generated answer, any individual publisher’s impact may be diluted, diminishing brand recognition.
In addition, we can purchase paid listings, which are displayed if particular words or terms are included in a customer’s internet search. We bid for paid listings against our competitors and third parties that may outbid us for preferred placement, which could adversely impact advertising efficiency and customer acquisition efforts. To the extent competition for paid listings increases or our ad placements for target keywords declines, we have been and may again be required to increase our marketing expenses or reduce the number or prominence of our paid listings. If we reduce our internet search engine advertising, the number of customers who visit our websites could decline significantly. Further, if we violate, or a search engine provider believes we have violated, the terms of service, the provider could limit or discontinue its support for our paid search results. For example, the ways in which Google chooses to enforce its policy regarding the advertisement of federal filings has resulted and could continue to result in a decline in our paid search results and a resulting decrease in traffic to our website. Any such limitations or discontinuations could significantly reduce our ability to attract new customers.

Additionally, changes in regulations or third party business practices have in the past and could in the future limit our ability, and the ability of platforms such Google and Meta, to collect data from users and engage in targeted advertising, reducing their effectiveness in reaching our target customers. The regulation of the use of cookies and other current online tracking and advertising practices or a loss in our ability to make effective use of services that employ such practices could adversely affect our business.

We have been and may again be required to adopt new marketing approaches in response to shifts in how customers consume information online. These efforts to remain competitive may increase our costs without a corresponding increase in sales or customer acquisition. Any inability to respond to these changes effectively, or any reduction or loss of our current advertising channels, could adversely affect our ability to attract new customers and, in turn, our business, results of operations, financial condition, and future prospects.

We depend on top talent, including our senior management team, to grow and operate our business, and if we are unable to hire, retain or motivate our employees, we may not be able to grow or operate effectively, which may adversely affect our business and future prospects
Our future success will depend upon our continued ability to identify, hire, develop, motivate and retain top talent. Competition for such talent is intense, particularly within the technology industry. To attract top talent, we have had to offer, and believe we will need to continue to offer, highly competitive compensation and benefit packages before we can validate the productivity of those employees, a practice which may not be sustainable and can be costly. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications which may, among other things, impede our ability to execute our growth strategies or continue to operate our business in a satisfactory manner. In addition, our flexible first work policy, which results in a predominantly remote workforce, has made it difficult to orient, train, develop, motivate, and engage with our employees and embed them into the LegalZoom culture. If we are not able to effectively attract or retain quality employees and manage both our domestic and international workforce, including if employee relations deteriorate, disruptions to the business will occur, our costs will increase, our ability to achieve our strategic objectives will be adversely impacted, our brand or reputation could suffer, and our business may be adversely affected. In addition, we have in the past, and may in the future, conduct reduction in workforce actions, which can lead to the elimination of roles causing unexpected adverse impacts on our business. These adverse impacts can include attrition beyond the intended reduction in workforce, delays in the development of new products or services due to gaps in knowledge transfer and new employee ramp up time, an increased risk of litigation, the distraction of employees, and reduced employee morale, any of which could also adversely affect our reputation as an employer and make it more difficult for us to hire new employees in the future.
In addition, if we cannot attract additional, qualified independent attorneys to participate in our attorney network to service the needs of our legal plan subscribers and to support our attorney assisted legal offerings, or if these attorneys encounter regulatory issues that prevent them from being able to service these customer needs, we may not be able grow and maintain our legal plan subscription business or other assisted legal solutions and, as a result, our business, revenue, results of operations and future prospects may be adversely affected.
Our business and success depend in part on our strategic relationships with third parties, including our partner ecosystem, and our business may be harmed if we fail to maintain or expand these relationships
We depend on, and anticipate we will continue to depend on, various third party relationships to sustain and grow our business. For example, we currently partner with a variety of third parties to provide us with lead referrals and to provide our customers with tax solutions, website development, credit card and banking services, productivity tools and business insurance, among others. Our customer experience depend on our ability to connect to, and integrate easily with such third-party solutions. We have in the past and may in the future determine to exit certain partnership relationships. We may also fail to retain and expand partnership relationships for many reasons, including third parties’ failure to maintain, support, or secure their technology platforms in general, restrictions imposed by regulatory compliance, and our integrations in particular. Terminations of partnership relationships, whether voluntary or involuntary, have in the past and could again in the future result in disputes or litigation or harm our relationship with our customers, our reputation and brand, our business and results of operations, and our future prospects.
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
We also utilize third parties in connection with the fulfillment and distribution of our services, including the independent attorneys that support our legal plan network and other parties that support our registered agent and virtual mail subscription services. We also outsource certain operational functions, including certain sales, customer service and fulfillment functions. As a result, we rely on third parties to ensure that our and our customers’ needs are sufficiently met. While we select third party providers carefully, we have limited control over their actions. If these third party providers encounter difficulties, or if we have difficulty communicating with them, our business operations could be adversely affected. This reliance on third party providers also subjects us to risks arising from the loss of control over processes, and potentially, termination of these services by the third parties. A failure of our third party providers to perform services in a satisfactory manner may have a significant adverse effect on our business. In addition, our platform interoperates with certain third party sites. As a result, our results may be affected by the performance of those parties and the interoperability of our platform with other sites. If these third parties limit integration functionality, change their treatment of our services at any time, or experience quality issues, such as bugs and defects, our revenue, results of operations and future prospects may be adversely affected.
We also utilize various types of data, technology, intellectual property and services licensed or otherwise obtained from unaffiliated third parties in order to provide certain elements of our solutions. For example, we rely on cloud computing infrastructure, particularly from Amazon Web Services, or AWS, to host our platform and support our operations. We exercise limited, if any, control over these third parties, including AWS, which increases our vulnerability to problems with the services they provide for us and to security incidents or breaches affecting the data and information they hold or process on our behalf. Any errors, defects, bugs or other vulnerabilities in any third party data or other technology could result in errors in our solutions that could harm our business, damage our reputation and result in losses in revenue, and we could be required to undertake substantial additional research and expend significant development resources to fix any problems that arise. Any loss of the right to use any of these data, technology or intellectual property licenses or services on commercially reasonable terms, or at all, could result in delays in producing or delivering our solutions until equivalent data, technology, intellectual property or services are identified and integrated, which delays could harm our business. If we fail to maintain or renegotiate any of these data, technology or intellectual property licenses or services, we could face significant delays and diversion of resources in attempting to identify or develop similar or replacement technology, or to license and integrate a functional equivalent of the relevant data, technology, intellectual property or service. The occurrence of any of these events may have an adverse effect on our business, financial condition, results of operations and future prospects.
Any future acquisitions or investments may divert our management’s attention, result in additional dilution to our stockholders or adversely affect our operating results
We have in the past acquired or invested in businesses, products or technologies that we believed could complement or expand our current platform, enhance our technical capabilities or otherwise offer growth opportunities. In February 2025, we acquired Formation Nation, and we may in the future seek to acquire or invest in additional businesses, products or technologies. The risks and uncertainties we face in connection with any future acquisitions or investments, whether or not they are consummated, include, but are not limited to:
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

In addition, limitations or errors with respect to how we measure data or with respect to the data itself may affect our understanding of certain details of our business, which could affect our long-term strategies. If our financial and operating metrics are not accurate representations of our business, or if investors do not perceive our operating metrics to be accurate, or if we discover material inaccuracies in our metrics, our reputation may be harmed, and our business, results of operations, financial condition and future prospects could be adversely affected.
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
In addition, the Amended Revolving Facility also permits borrowings denominated in Euros, British pound sterling and other alternative currencies that may be approved by the administrative agent and revolving lenders. Any such non-U.S. dollar-denominated debt may not necessarily correspond to the cash flow we generate in such currencies.
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
If the independent professionals who participate in our or our partners' networks, or otherwise work with LegalZoom as a consultant or contractor, are characterized as employees, we would be subject to employment and withholding liabilities and regulatory risks
We structure our relationships with the independent attorneys who participate in our and our partners' networks in a manner that we believe results in an independent contractor relationship, not an employee relationship. On the other hand, some of our intellectual property offerings are currently fulfilled by our or our subsidiaries’ own lawyers and fulfillment staff. We also use contractors, temporary employees and/or consultants as part of our operations. An independent contractor is generally distinguished from an employee by his or her degree of autonomy and independence in providing services. A high degree of autonomy and independence is generally indicative of a contractor relationship, while a high degree of control is generally indicative of an employment relationship. Tax or other regulatory authorities may in the future challenge our characterization of the independent attorneys who participate in our networks, or the other contractors and consultants used by us. If such regulatory authorities or state, federal or foreign courts were to determine that these attorneys or other contractors and consultants are employees, and not independent contractors, we would be required to withhold income taxes, to withhold and pay social security, Medicare and similar taxes, to pay unemployment and other related payroll taxes and could face allegations of UPL or CPL. We would also be liable for unpaid past taxes and subject to penalties. As a result, any determination that these individuals are our employees could have a material adverse effect on our business, results of operations, financial condition and future prospects. It is also possible that we could face claims of joint employment from the independent professionals who participate in our partner networks or from individuals working as a consultant, temporary employee, or contractor, if they were to pursue employment claims against LegalZoom. If a joint employment relationship is found to exist, joint liability for any successful claims would also likely exist.
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
•our ability to successfully implement our strategic priorities;
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
A significant portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is performing well
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. At June 30, 2026, holders of approximately 55 million shares of our common stock are entitled to rights pursuant to an investors’ rights agreement, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If one or more of these holders of our common stock sells a large number of shares by exercising their registration rights, it has in the past and may in the future adversely affect the market price for our common stock. In addition, if we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired.
Concentration of ownership of our common stock among our existing executive officers, directors and other affiliates may prevent new investors from influencing significant corporate decisions
Based upon shares of our common stock outstanding as of June 30, 2026, our executive officers, directors and other affiliates, in the aggregate, own shares, directly or indirectly, representing approximately 21% of our outstanding common stock. If our executive officers, directors and affiliates acted together, they may be able to significantly influence matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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
Stock repurchase activity during the three months ended June 30, 2026 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be purchased Under the Plans
April 1, 2026 through April 30, 2026	1,929,703	$6.07	1,929,703	$114,269,373
May 1, 2026 through May 31, 2026	4,678,124	$6.28	4,678,124	$84,888,301
June 1, 2026 through June 30, 2026	690,281	$6.43	690,281	$80,447,686
Total	7,298,108	$6.24	7,298,108
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None.

Item 6. Exhibits
The exhibits listed below are filed or furnished as part of this Quarterly Report:

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of LegalZoom.com, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2021).
3.2	Amended and Restated Bylaws of LegalZoom.com, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2024).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2026 were formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statement of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
______________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LegalZoom.com, Inc.

Date: August 5, 2026	By:	/s/ Jeffrey Stibel
Jeffrey Stibel
Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2026		/s/ Noel Watson
Noel Watson
Chief Financial Officer
(Principal Financial Officer)