Form 10-Q
period 2026-09-30
LEGALZOOM.COM, INC.
filed 2026-11-04
CIK 1286139

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No  ☒
As of October 30, 2026, the registrant had 165,159,174 shares of common stock, $0.001 par value per share, outstanding.

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

Part I
Item 1. Condensed Consolidated Financial Statements (Unaudited)
LegalZoom.com, Inc.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except par values)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$181,702	$203,100
Accounts receivable, net of allowances of $2,044 and $2,281, respectively	23,860	20,589
Prepaid expenses and other current assets	22,536	18,234
Total current assets	228,098	241,923
Property and equipment, net	50,256	58,045
Goodwill	140,705	140,705
Intangible assets, net	13,322	18,152
Operating lease right-of-use assets	13,022	13,414
Deferred income taxes	21,435	31,884
Other assets	6,457	7,399
Total assets	$473,295	$511,522
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$36,307	$27,167
Accrued expenses and other current liabilities	56,979	83,361
Deferred revenue	219,812	203,653
Operating lease liabilities	5,040	4,338
Total current liabilities	318,138	318,519
Operating lease liabilities, non-current	9,047	10,025
Deferred revenue	208	277
Other liabilities	10,734	10,819
Total liabilities	$338,127	$339,640
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000 shares authorized at September 30, 2026 and December 31, 2025, none issued or outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 1,000,000 shares authorized; 166,192 shares and 177,624 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	168	179
Additional paid-in capital	1,359,127	1,305,936
Accumulated deficit	(1,224,473)	(1,134,414)
Accumulated other comprehensive income	346	181
Total stockholders’ equity	135,168	171,882
Total liabilities and stockholders’ equity	$473,295	$511,522
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$195,146	$190,158	$607,216	$565,777
Cost of revenue	57,083	62,271	196,970	196,229
Gross profit	138,063	127,887	410,246	369,548
Operating expenses:
Sales and marketing	76,909	67,835	234,426	198,793
Technology and development	14,297	19,485	53,949	62,442
General and administrative	33,313	34,074	94,913	110,291
Gain on sale of assets held for sale	—	—	—	(14,337)
Total operating expenses	124,519	121,394	383,288	357,189
Income from operations	13,544	6,493	26,958	12,359
Interest expense	(77)	(152)	(879)	(499)
Interest income	1,427	2,139	4,702	5,691
Other (expense) income, net	(31)	(102)	47	897
Income before income taxes	14,863	8,378	30,828	18,448
Provision for income taxes	6,802	3,869	16,480	9,078
Net income	$8,061	$4,509	$14,348	$9,370
Net income per share — basic:	$0.05	$0.03	$0.08	$0.05
Net income per share — diluted:	$0.05	$0.02	$0.08	$0.05
Weighted-average shares used to compute net income per share — basic:	167,185	180,057	172,749	179,231
Weighted-average shares used to compute net income per share — diluted:	168,942	186,731	175,323	185,329
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$8,061	$4,509	$14,348	$9,370
Other comprehensive income, net of tax:
Change in foreign currency translation adjustments	(23)	9	165	(94)
Change in available-for-sale debt security due to unrealized gains	—	—	—	89
Reclassification adjustment for net gain on available-for-sale debt securities included in net income	—	—	—	(486)
Total comprehensive income	$8,038	$4,518	$14,513	$8,879
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2025	177,624	$179	$1,305,936	$(1,134,414)	$181	$171,882
Issuance of common stock upon exercise of stock options	4	—	16	—	—	16
Issuance of common stock upon vesting of restricted stock unit awards	1,790	2	(2)	—	—	—
Shares surrendered for settlement of minimum statutory tax withholdings	(696)	(1)	(4,886)	—	—	(4,887)
Stock-based compensation	—	—	22,523	—	—	22,523
Repurchased common stock	(5,320)	(5)	—	(43,462)	—	(43,467)
Stock repurchase excise tax	—	—	—	(356)	—	(356)
Other comprehensive income	—	—	—	—	93	93
Net income	—	—	—	1,104	—	1,104
Balance at March 31, 2026	173,402	$175	$1,323,587	$(1,177,128)	$274	$146,908
Issuance of common stock upon exercise of stock options and ESPP	178	—	502	—	—	502
Issuance of common stock upon vesting of restricted stock unit awards	1,932	2	(2)	—	—	—
Shares surrendered for settlement of minimum statutory tax withholdings	(763)	(1)	(4,571)	—	—	(4,572)
Stock-based compensation	—	—	24,957	—	—	24,957
Repurchased common stock	(7,298)	(7)	—	(45,536)	—	(45,543)
Stock repurchase excise tax	—	—	—	(374)	—	(374)
Other comprehensive income	—	—	—	—	95	95
Net income	—	—	—	5,183	—	5,183
Balance at June 30, 2026	167,451	$169	$1,344,473	$(1,217,855)	$369	$127,156
Issuance of common stock upon vesting of restricted stock unit awards	2,125	2	(2)	—	—	—
Shares surrendered for settlement of minimum statutory tax withholdings	(910)	(1)	(5,381)	—	—	(5,382)
Stock-based compensation	—	—	20,037	—	—	20,037
Repurchased common stock	(2,474)	(2)	—	(14,608)	—	(14,610)
Stock repurchase excise tax	—	—	—	(71)	—	(71)
Other comprehensive loss	—	—	—	—	(23)	(23)
Net income	—	—	—	8,061	—	8,061
Balance at September 30, 2026	166,192	$168	$1,359,127	$(1,224,473)	$346	$135,168

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	173,619	$175	$1,161,538	$(1,069,317)	$861	$93,257
Issuance of common stock upon exercise of stock options	4,473	4	43,543	—	—	43,547
Issuance of common stock upon vesting of restricted stock unit awards	1,525	2	(2)	—	—	—
Shares surrendered for settlement of minimum statutory tax withholdings	(645)	(1)	(5,941)	—	—	(5,942)
Stock-based compensation	—	—	31,096	—	—	31,096
Other comprehensive income	—	—	—	—	80	80
Issuance of common stock for acquisition	2,205	2	20,045	—	—	20,047
Net income	—	—	—	5,127	—	5,127
Balance at March 31, 2025	181,177	$182	$1,250,279	$(1,064,190)	$941	$187,212
Issuance of common stock upon exercise of stock options and ESPP	151	—	1,117	—	—	1,117
Issuance of common stock upon vesting of restricted stock unit awards	1,509	2	(2)	—	—	—
Shares surrendered for settlement of minimum statutory tax withholdings	(568)	(1)	(5,229)	—	—	(5,230)
Stock-based compensation	—	—	32,218	—	—	32,218
Repurchased common stock	(2,188)	(2)	—	(20,417)	—	(20,419)
Other comprehensive loss	—	—	—	—	(580)	(580)
Net loss	—	—	—	(266)	—	(266)
Balance at June 30, 2025	180,081	$181	$1,278,383	$(1,084,873)	$361	$194,052
Issuance of common stock upon exercise of stock options	15	—	5	—	—	5
Issuance of common stock upon vesting of restricted stock unit awards	2,037	2	(2)	—	—	—
Shares surrendered for settlement of minimum statutory tax withholdings	(846)	—	(8,791)	—	—	(8,791)
Stock-based compensation	—	—	29,703	—	—	29,703
Repurchased common stock	(1,772)	(2)	—	(17,564)	—	(17,566)
Other comprehensive income	—	—	—	—	9	9
Net income	—	—	—	4,509	—	4,509
Balance at September 30, 2025	179,515	$181	$1,299,298	$(1,097,928)	$370	$201,921
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LegalZoom.com, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$14,348	$9,370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,283	33,118
Amortization of right-of-use assets	2,982	2,371
Amortization of debt issuance costs	143	161
Stock-based compensation	63,909	88,763
Deferred income taxes	10,482	5,504
Change in fair value of other equity security	—	(302)
Unrealized foreign exchange loss	275	58
Gain on sale of assets held for sale	—	(14,337)
Gain on sale of available-for-sale debt security	—	(648)
Loss on disposal of property and equipment	15	150
Other	—	102
Changes in operating assets and liabilities, net of effects of business combination:
Accounts receivable	(3,273)	(11,659)
Prepaid expenses and other current assets	(4,342)	(897)
Other assets	814	1,003
Accounts payable	9,928	1,923
Accrued expenses and other liabilities	(15,107)	1,425
Operating lease liabilities	(2,869)	(1,791)
Income tax payable	22	246
Deferred revenue	16,092	29,508
Net cash provided by operating activities	126,702	144,068
Cash flows from investing activities
Acquisition, net of cash acquired	—	(48,468)
Proceeds from sale of assets held for sale	—	37,051
Proceeds from sale of available-for-sale debt security	—	1,507
Purchase of property and equipment	(17,919)	(24,144)
Net cash used in investing activities	(17,919)	(34,054)
Cash flows from financing activities
Payment of debt issuance costs	—	(841)
Payment of deferred consideration from business acquisition	(12,514)	—
Proceeds from issuance of stock under employee stock plans	518	44,662
Repayment of capital lease obligations	—	(2)
Share repurchase costs (excise tax)	—	(1,264)
Repurchase of common stock	(103,223)	(37,621)
Shares surrendered for settlement of minimum statutory tax withholding	(14,841)	(19,965)
Net cash used in financing activities	(130,060)	(15,031)
Effect of exchange rate changes on cash and cash equivalents	(121)	107
Net (decrease) increase in cash and cash equivalents	(21,398)	95,090

	Nine Months Ended September 30,
	2026	2025
Cash and cash equivalents, at beginning of the period	203,100	142,064
Cash and cash equivalents, at end of the period	$181,702	$237,154
Non-cash operating, investing, and financing activities:
Acquisition-related deferred consideration	$101	$12,486
Accrued stock repurchase excise tax	801	—
Accrued stock repurchase costs	397	364
Issuance of common stock for business acquired	—	20,048
Purchase of property and equipment included in accounts payable and accrued expenses and other current liabilities	718	1,198
Capitalized stock-based compensation	3,608	4,253
Right-of-use assets obtained in exchange of operating lease liabilities (excluding right-of-use assets acquired as part of business acquisition)	2,590	5,083
Supplemental cash flow data:
Cash paid during the period for:
Interest on deferred consideration for business acquisition	$626	$—
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
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with our audited, consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025. The December 31, 2025 unaudited condensed consolidated balance sheet was derived from our audited consolidated financial statements as of that date. Our unaudited condensed consolidated financial statements include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair statement of the unaudited condensed consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. There have been no significant changes in accounting policies during the nine months ended September 30, 2026 from those disclosed in the audited consolidated financial statements for the year ended December 31, 2025 and the related notes, except as noted below under Recently Adopted Accounting Pronouncements.
The operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results expected for the full year ending December 31, 2026.
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
Revenue outside of the U.S., based on the location of the customer, represented less than 1% of our revenue for the three and nine months ended September 30, 2026 and 2025. Long-lived tangible assets located outside the U.S. represented approximately 11.4% of total tangible long-lived assets as of September 30, 2026. Long-lived tangible assets located outside the U.S. were immaterial as of December 31, 2025.
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
Due to a large and diverse customer base, no individual customer represented more than 10% of our total revenue for the three and nine months ended September 30, 2026 and 2025. At September 30, 2026, there were two partners with outstanding balances of 10% or more of our total accounts receivable balance. At December 31, 2025, there was one partner with an outstanding balance of 10% or more of our total accounts receivable balance.
Accounts Receivable and Allowance for Credit Losses
Our accounts receivable balances, which are not collateralized and do not bear interest, primarily consist of amounts receivable from our credit and debit card merchant processors, customer receivables, and fees due from third parties for services purchased by our customers from such third parties. We reduce our accounts receivable for sales allowances and a reserve for potentially uncollectible receivables. We determine the amount of the allowances based on various factors, including historical collection experience, the age of our accounts receivable balances, credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect our ability to collect from customers. Account balances are charged off against the allowance when we determine that it is not probable we will collect the receivable. At September 30, 2026 and December 31, 2025, the allowance for credit losses was not material.
Investments in Other Equity Securities
We hold an equity investment in LawPath, Pty Ltd (“LawPath”), an Australian proprietary limited company that provides an online legal platform to individuals and small and medium sized businesses. The carrying amount of our investment in LawPath was $4.7 million at September 30, 2026 and December 31, 2025.
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
The timing of revenue recognition, billings and cash collections results in accounts receivable and contract assets. For transaction and subscription revenue, we generally collect payments and fees at the time orders are placed and prior to services being rendered. We record amounts collected for services that have not been performed as deferred revenue on our unaudited condensed consolidated balance sheet. We record amounts recognized as revenue but not yet billed as contract assets within accounts receivable on our unaudited condensed consolidated balance sheets. The transaction price that we record is generally based on the contractual amounts and is reduced for estimated sales allowances for price concessions, charge-backs, sales credits and refunds, which are accounted for as variable consideration when estimating the amount of revenue to recognize.
Our transaction and subscription revenue is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Transaction	$55,473	$64,799	$203,986	$204,263
Subscription	139,673	125,359	403,230	361,514
Total revenue	$195,146	$190,158	$607,216	$565,777
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for calculating current expected credit losses for current accounts receivable and current contract assets by assuming that current conditions as of the balance sheet date will not change for the remaining life of the asset. The accounting standard was effective for interim and annual reporting periods beginning after December 15, 2025 and is to be applied on a prospective basis. We adopted ASU 2025-05 as of January 1, 2026. The adoption of this accounting standard did not have a material impact to our unaudited condensed consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public business entities to disaggregate certain expense captions into specific categories, including employee compensation, in disclosures within the notes to the financial statements. As further clarified by ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), issued by FASB in January 2025, this accounting standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The amendments in ASU 2024-03 should be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements, and early adoption is permitted. We are currently evaluating the impact of the adoption on our unaudited condensed consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to remove all references to software development stages and to require capitalizing software costs when management has authorized and committed to funding a software project and it is probable that the project will be completed and that the software will be used to perform the function intended. The accounting standard is effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods with early adoption permitted at the beginning of an annual reporting period. Adoption of ASU 2025-06 may use a prospective, modified retrospective or retrospective transition approach. We are currently evaluating the impact of the adoption on our unaudited condensed consolidated financial statements.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, to make targeted, narrow-scope improvements to the interim reporting guidance in Topic 270 to clarify application and improve consistency in practice. The amendments create a comprehensive list of required interim disclosures and introduce a disclosure principle requiring entities to disclose, in interim periods, any event or change since the previous year-end that has a material effect on the entity. The accounting standard is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 with early adoption permitted. The adoption of ASU 2025-11 can use a prospective or retrospective transition. We are currently evaluating the impact of the adoption to our unaudited condensed consolidated financial statements.
In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements which includes various amendments that clarify, correct, or make minor improvements to various codifications. The accounting standard is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within those annual reporting periods, with early adoption permitted. The adoption method of this ASU may vary on an issue-by-issue basis. We are currently evaluating the impact of the adoption to our unaudited condensed consolidated financial statements.
Note 3. Other Financial Statement Information
Accounts Receivable
Changes in the allowances consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$3,300	$2,280	$2,281	$2,121
Add: allowance recognized as a reduction of revenue	596	874	2,458	2,125
(Less)/Add: allowance for credit losses recognized in general and administrative expense	(659)	161	491	356
Less: write-offs, net of recoveries	(1,193)	(1,106)	(3,186)	(2,393)
Ending balance	$2,044	$2,209	$2,044	$2,209
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
Contract assets
Contract assets as of September 30, 2026 and December 31, 2025 were $5.3 million and $2.7 million, respectively. The increase is associated with a multi-year extension of an existing agreement entered into during the three months ended September 30, 2026 with both fixed and variable consideration.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Prepaid expenses	$9,390	$10,165
Deferred cost of revenue	3,374	2,415
Capitalized cloud computing development costs	900	1,449
Income tax receivable	7,985	3,251
Other current assets	887	954
Total prepaid expenses and other current assets	$22,536	$18,234

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued payroll and related expenses	$21,994	$32,785
Accrued vendor payables	18,805	17,444
Accrued advertising	2,554	2,551
Sales allowances	3,378	3,126
Accrued sales, use and business taxes	5,412	10,409
Deferred consideration relating to business acquired	—	12,627
Other	4,836	4,419
Total accrued expenses and other current liabilities	$56,979	$83,361
Deferred revenue
Deferred revenue as of September 30, 2026 and December 31, 2025 was $220.0 million and $203.9 million, respectively. Revenue recognized in the three months ended September 30, 2026 and 2025 that was included in deferred revenue as of June 30, 2026 and 2025 was $103.8 million and $101.4 million, respectively. Revenue recognized in the nine months ended September 30, 2026 and 2025 that was included in deferred revenue as of December 31, 2025 and 2024 was $193.2 million and $165.2 million, respectively.
The transaction price allocated to our fixed remaining performance obligation was $29.2 million to be recognized over the next 4.3 years, with $6.9 million to be recognized in the next twelve months. We have omitted performance based variable consideration allocated entirely to unsatisfied performance obligations within a series of other distinct performance obligations. Additionally, we elected to omit disclosure on the transaction price allocated to remaining performance obligations for contracts with an original expected term of one year or less.
Depreciation and Amortization
Depreciation and amortization expense of our property and equipment, including capitalized internal-use software, and intangible assets consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$4,040	$5,343	$12,717	$15,771
Sales and marketing	3,578	2,513	10,007	6,682
Technology and development	1,790	2,081	6,024	6,459
General and administrative	1,464	1,436	4,535	4,206
Total depreciation and amortization expense	$10,872	$11,373	$33,283	$33,118
Note 4. Acquisition
Formation Nation, Inc.
On February 10, 2025, we acquired all of the outstanding equity interests of Formation Nation, Inc., a Nevada-based small business services company with a range of legal and business solutions, in exchange for a total consideration of $83.2 million consisting of cash, net working capital adjustments and equity consideration comprising 2,205,445 restricted shares of our common stock. Approximately $12.5 million of the consideration was initially deferred to satisfy any necessary adjustments, including without limitation, indemnification claims related to general representations and warranties, any net working capital adjustments and deferred change in control bonuses. We paid $13.1 million for the deferred consideration in cash, inclusive of $0.6 million of accrued interest, during the nine months ended September 30, 2026 upon the expiration of the 12-month holdback period, net of any amounts withheld to satisfy all unsatisfied or disputed claims for indemnification and net working capital adjustments.

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
As of September 30, 2026 and December 31, 2025, we had no amounts outstanding under our Amended Revolving Facility.
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
During the three months ended September 30, 2026, we repurchased a total of 2.5 million shares of our common stock through open market purchases and Rule 10b5-1 plans at an average per share price of $5.90 for a total repurchase of $14.6 million, including broker commissions. During the nine months ended September 30, 2026, we repurchased a total of 15.1 million shares of our common stock through open market purchases and Rule 10b5-1 plans at an average per share price of $6.87 for a total repurchase of $103.6 million, including broker commissions. The repurchases were recorded as a reduction to stockholders’ equity in the unaudited condensed consolidated balance sheets. Approximately $65.8 million remained available for future repurchases of our common stock under the stock repurchase program as of September 30, 2026.
The Inflation Reduction Act of 2022, enacted in August 2022, imposed a 1% non-deductible excise tax on net repurchases of shares by domestic corporations whose stock is traded on an established securities market. Consequently, this excise tax is applicable to shares of stock repurchased pursuant to our stock repurchase program beginning in 2023 and represents a cost of the repurchases of our common stock. We have recognized an excise tax liability of $0.8 million as of September 30, 2026 because the fair market value of the stock repurchases exceeded the fair market value of the stock issuances during the nine months ended September 30, 2026.

Note 8. Stock-based Compensation
Stock-based Compensation Expense
We recorded stock-based compensation expense in the following categories in the accompanying unaudited condensed consolidated statements of operations and balance sheets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$1,005	$1,421	$3,699	$4,159
Sales and marketing	3,325	4,445	10,752	12,685
Technology and development	1,938	2,893	8,947	11,575
General and administrative	12,731	19,610	40,511	60,344
Total stock-based compensation expense	18,999	28,369	63,909	88,763
Amount capitalized to internal-use software	1,038	1,334	3,608	4,253
Total stock-based compensation	$20,037	$29,703	$67,517	$93,016
Restricted Stock Units
During the three and nine months ended September 30, 2026, we granted 0.7 million and 11.4 million restricted stock units (“RSUs”), respectively, with a total grant date fair value of $3.9 million and $74.9 million, respectively, to various employees. RSUs are measured based on the fair market value of the underlying stock on the date of grant and recognized as expense over the requisite service period.
Performance Stock Units
During the three months ended March 31, 2026, we granted 3.6 million performance stock units (“2026 PSUs”) to members of the senior leadership team. During the three months ended June 30, 2026, we granted 1.7 million 2026 PSUs to a member of the senior leadership team. The 2026 PSUs granted during the nine months ended September 30, 2026 consist of two performance components: revenue and total shareholder return (“TSR”). The number of shares ultimately issuable under each component of the 2026 PSUs is based on the Company’s achievement relative to certain performance targets, continuous employment over the requisite service period as well as certification of results by the compensation committee of the board of directors following each applicable performance period.
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
The TSR component represents 40% of the target award and achievement is measured based on the Company’s TSR percentile against a pre-determined peer set over two performance periods, each beginning January 1, 2026 and ending December 31, 2027 and December 31, 2028. Each performance period represents 50% of the awards that may be earned pursuant to the TSR component. The number of 2026 PSUs earned for each performance period may range from 0% to 400% of the number of awards allocated to each performance period. The grant-date fair value of the TSR component is estimated using a Monte Carlo simulation model as vesting depends on a market condition. Compensation expense for the TSR component is recognized over the longer of the requisite or derived service period regardless of whether the market condition is ultimately achieved. The Company estimated the weighted-average fair value of the TSR component for grants issued during the three months ended March 31, 2026 and June 30, 2026 to be approximately $17.9 million and

$5.8 million, respectively. The assumptions to the Monte Carlo simulation used to calculate the grant date fair value of the TSR component are as follows:

Three Months Ended March 31,
2026
Expected life (years)	2.8
Risk-free interest rate	3.6%
Expected volatility	54.2%
Expected dividend yield	—

Three Months Ended June 30,
2026
Expected life (years)	2.5
Risk-free interest rate	4.1%
Expected volatility	54.7%
Expected dividend yield	—

We recognized $4.4 million and $8.5 million in stock-based compensation expense during the three and nine months ended September 30, 2026, respectively, related to the 2026 PSUs. In addition, we recognized $1.8 million and $13.3 million in stock-based compensation expense during the three months ended September 30, 2026 and 2025, respectively, and $11.1 million and $40.0 million in stock-based compensation expense during the nine months ended September 30, 2026 and 2025, respectively, related to performance stock units (“PSUs”) with a market-based condition that were granted during the year ended December 31, 2024.
Note 9. Income Taxes
We recorded a provision for income taxes of $6.8 million and $16.5 million for the three and nine months ended September 30, 2026, respectively. We recorded a provision for income taxes of $3.9 million and a provision of $9.1 million for the three and nine months ended September 30, 2025, respectively. The effective tax rate was 46% for each of the three months ended September 30, 2026 and 2025. The effective tax rate for the nine months ended September 30, 2026 and 2025 was 53% and 49%, respectively. The difference from the federal statutory rate of 21% is primarily due to the recognition of significant non-deductible stock-based compensation and other discrete adjustments.
Gross unrecognized tax benefits were $17.9 million and $16.8 million as of September 30, 2026 and December 31, 2025, respectively. The gross unrecognized tax benefits, if recognized by us, will result in a reduction of approximately $17.3 million, excluding interest and penalties, to the provision for income taxes, thereby favorably impacting our effective tax rate. Our policy is to recognize interest and penalties related to income tax matters in income tax expense. For the periods presented, interest and penalties related to income tax positions were not material to our unaudited condensed consolidated financial statements.
We are subject to taxation and file income tax returns in the U.S. federal, state, and foreign jurisdictions. The federal income tax returns for the years 2022 and forward and state income tax returns for the tax years 2008 and forward remain open to examination. We are under examination for federal tax year 2023 and one state which are not expected to have an impact on our results of operations, cash flows and financial condition.
Note 10. Net Income Per Share
The following table shows the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$8,061	$4,509	$14,348	$9,370
Denominator:
Weighted-average common stock used in computing net income per share — basic	167,185	180,057	172,749	179,231
Effect of potentially dilutive securities
Options to purchase common stock	31	84	33	56
RSU and PSUs	1,719	6,523	2,535	6,009
Employee stock purchase plan	7	67	6	33
Weighted-average common stock used in computing net income per share — diluted	168,942	186,731	175,323	185,329
Net income per share — basic	$0.05	$0.03	$0.08	$0.05
Net income per share — diluted	$0.05	$0.02	$0.08	$0.05
The following table presents the number of stock options, RSUs, and PSUs, excluded from the calculation of diluted net income per share because they are anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Options to purchase common stock	4,990	2,828	4,990	4,992
RSU and PSUs(1)	26,505	14,734	22,489	18,221
Employee stock purchase plan	122	36	232	28
Total	31,617	17,598	27,711	23,241

(1) For the three and nine months ended September 30, 2026, anti-dilutive PSUs include the 2026 PSUs reflected at 100% of target, as well as PSUs granted in July 2024 and November 2024 reflected at 200% and 275% of target, respectively. For the three and nine months ended September 30, 2025, anti-dilutive PSUs include PSUs granted in July 2024 and November 2024 reflected at 200% and 275% of target, respectively; PSUs granted in April 2025 previously reflected at 400% of target were forfeited during the three months ended September 30, 2025.
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
As of September 30, 2026 and December 31, 2025, our financial assets recorded at fair value on a recurring basis consist of cash equivalents. The cash equivalents consist of money market funds valued using quoted prices in active markets, which represents Level 1 inputs in the fair value hierarchy.
The carrying amounts of accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair values because of the short-term nature of these items.

The following tables summarize our assets and liabilities that are measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	As of September 30, 2026
	Level 1	Level 2	Level 3
Money market funds	$157,606	$—	$—
Total assets	$157,606	$—	$—

	As of December 31, 2025
	Level 1	Level 2	Level 3
Money market funds	$180,778	$—	$—
Total assets	$180,778	$—	$—

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
Our one reportable segment provides an online platform for business formation in the U.S. and, as described in Note 2, Summary of Significant Accounting Policies, generates revenue from customized legal document services and subscriptions offered to our customers. Revenue outside of the U.S., based on the location of the customer, represented less than 1% of our revenue for the three and nine months ended September 30, 2026 and 2025. Long-lived tangible assets located outside the U.S. represented approximately 11.4% of total long-lived tangible assets as of September 30, 2026. Long-lived tangible assets located outside the U.S. were immaterial as of December 31, 2025.
The following table summarizes financial information by reportable segment regularly provided to the CODM (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Transaction revenue	$55,473	$64,799	$203,986	$204,263
Subscription revenue	139,673	125,359	403,230	361,514
Total revenue	195,146	190,158	607,216	565,777
Less:
Filings fees	21,725	24,214	82,133	76,752
Other cost of revenue, excluding depreciation, amortization and stock-based compensation	30,313	31,293	98,421	99,547
Customer acquisition marketing	51,078	44,227	158,771	135,156
Other sales and marketing, excluding depreciation, amortization and stock-based compensation	18,928	16,650	54,896	44,270
Technology and development, excluding depreciation, amortization and stock-based compensation	10,569	14,511	38,978	44,408
General and administrative, excluding depreciation, amortization, stock-based compensation, and restructuring	13,351	12,940	43,079	44,887

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock-based compensation	18,999	28,369	63,909	88,763
Depreciation and amortization	10,872	11,373	33,283	33,118
Interest income	(1,427)	(2,139)	(4,702)	(5,691)
Interest expense	77	152	879	499
Restructuring(1)	5,767	88	6,788	854
Other segment items(2)	31	102	(47)	(897)
Provision for income taxes	6,802	3,869	16,480	9,078
Gain on sale of assets held for sale	—	—	—	(14,337)
Segment net income	8,061	4,509	14,348	9,370

Reconciliation of profit or loss
Adjustments and reconciling items	$—	$—	$—	$—
Consolidated net income	$8,061	$4,509	$14,348	$9,370
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
In August 2026, we committed to a restructuring plan to reduce the size of our workforce by approximately 13%. This restructuring plan was initiated as part of our ongoing organizational evolution toward becoming a more agile, AI-native company with a simpler operating structure. During the three months ended September 30, 2026, we recognized $6.0 million of restructuring charges and related costs associated with the aforementioned plan, consisting primarily of severance and termination benefits for impacted employees, in general and administrative expenses on the unaudited condensed consolidated statements of operations. Substantially all charges associated with the restructuring plan were incurred during the third quarter of 2026. As of September 30, 2026, approximately $1.4 million of restructuring charges associated with the aforementioned plan were accrued in accrued expenses on the unaudited condensed consolidated balance sheets. We expect substantially all of the remaining amounts to be paid in the fourth quarter of 2026.

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
Recent Developments
•In September 2026, we entered into an amended partnership agreement (the “Amended Agreement”) with Accounting Fulfillment Services, LLC (“1-800Accountant”), which supersedes the original agreement dated December 15, 2024 (the “Original Agreement”), pursuant to which 1-800Accountant agreed to certain minimum revenue commitments to us across the term of the Original Agreement in exchange for us agreeing to certain obligations to market 1-800Accountant services to our customers, including agreeing to refer a minimum number of our customers to 1-800Accountant. The Amended Agreement extends the initial term through December 31, 2030, after which the Amended Agreement will automatically renew for successive annual terms unless either we or 1-800Accountant provides written notice of non-renewal pursuant to the terms of the Amended Agreement.
Key Factors Affecting Our Performance
We believe that our future performance will depend on many factors, including the following:
•Our share of small and medium-sized businesses (SMBs). Business formations act as an entrance point for many customers to the LegalZoom ecosystem, where they then often purchase a mix of transaction and subscription offerings alongside and after the initial formation transaction. However, changes that Google is making, including changes in search algorithms and the prioritization of AI-generated summaries within the search experience, as well as the ways in which Google chooses to enforce its policy regarding the advertisement of federal filings, are reshaping how potential customers find and engage with LegalZoom. We have seen these changes result in a reduction in organic traffic and a higher emphasis on paid search, and we expect these customer acquisition dynamics to continue to evolve. In response, we are continuing to optimize our go-to-market and customer acquisition strategy, including by diversifying our marketing investments across media channels and increasing our level of brand marketing, which has resulted and may continue to result in an increase in our marketing costs. We are also expanding beyond traditional search through strategic partnerships and collaborations, including with AI platforms and other emerging channels. Over time, we expect partnership-driven and AI-platform channels to represent a greater share of customer acquisition, and we are investing accordingly. As a result, our operating results depend on the continuation of new business formations in the U.S. and even more so, on our ability to attract new and existing businesses to our platform via various acquisition channels.
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
The below table sets forth the number of business formations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Number of business formations	110	126	377	388
During the three and nine months ended September 30, 2026, we experienced a 13% and 3% decrease, respectively, in business formation transactions compared to the three and nine months ended September 30, 2025 primarily due to the impact of changing customer acquisition dynamics partially offset by an increase in business formations driven by strategic partnerships.
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
The below table sets forth the number of transactions for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Number of transactions	249	259	905	878
We experienced a 4% decrease in the number of transactions during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to a decrease in business formations and related small business transactions, partially offset by an increase in Annual Report filings within our compliance offerings as a result of filing automation.
We experienced a 3% increase in the number of transactions during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to an increase in Annual Report filings within our compliance offerings as a result of filing automation, partially offset by a decrease in beneficial ownership information report filings following a Financial Crimes Enforcement Network (“FinCEN”) ruling on March 21, 2025 that eliminated this filing requirement for U.S. companies.
Average order value
We define average order value for a given period as total transaction revenue divided by total number of transactions in such period. We consider average order value to be an important metric given that it indicates how much customers are spending on average on our platform per transaction.
The below table sets forth the average order value for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Average order value	$222	$251	$225	$233
Average order value decreased 12% and 3%, respectively, for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 primarily due to a decrease in the volume of business formations and related small business transactions.
Number of subscription units
We define the number of subscription units in a given period as the number of paid subscriptions at the end of such period, including those that are not yet 60 days past their subscription order dates. Refunds, or partial refunds, may be issued under certain circumstances pursuant to the terms of our customer satisfaction guarantee.
We consider the number of subscription units to be an important metric since subscriptions enable us to increase the lifetime value of a customer through deeper, longer-term relationships. In addition, as we continue to innovate our product line-up, including by testing various commercialization and pricing strategies, we believe the number of subscription units, when viewed together with the number of business formations during a particular period, provides insight into the effectiveness of our efforts to drive growth in our subscription business.
Subscriptions typically range from 30 days to one year in duration and the vast majority of our new subscriptions originate from business formation orders and have an annual term. Our customers can have multiple subscriptions at the end of a period.

The below table sets forth the number of subscription units as of September 30, 2026 and 2025:

	As of September 30,
	2026	2025
	(in thousands)
Number of subscription units	1,854	1,959
We experienced a 5% decrease in subscription units from September 30, 2025 to September 30, 2026 due to a decrease in accounting solution subscriptions, as well as lower forms and eSignature and registered agent subscriptions, partially offset by an increase in legal advisory subscriptions, as well as increases in compliance subscriptions and virtual mail subscriptions. The decrease in accounting solution subscriptions and the increase in legal advisory subscriptions were both due to changes in our business formation bundles as we continue to test various commercialization strategies for our offerings.
On a sequential basis, the number of subscription units decreased 2% as of September 30, 2026 compared to June 30, 2026.
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
The below table sets forth ARPU as of September 30, 2026 and 2025:

	As of September 30,
	2026	2025
Average revenue per subscription unit	$280	$256
ARPU increased 9% as of September 30, 2026 compared to September 30, 2025 benefiting from pricing initiatives on our registered agent subscriptions and an increase in higher-value legal advisory subscriptions.
On a sequential basis, ARPU as of September 30, 2026 increased 4% compared to June 30, 2026.
Annual small business retention rate
We define annual small business retention rate as the percentage of small business subscription units active as of the last day of the quarter one year ago that were still active subscriptions 12 months later. Small business subscription units represent our subscriptions targeted at our small business customers and include subscriptions for our registered agent and compliance services, our tax solution, our virtual mail, forms and eSignature solutions and our small business legal advisory plan, and exclude subscriptions from our enterprise customers, our prior operations in the U.K., Formation Nation and our consumer legal advisory plan. Annual small business retention rate includes both monthly and annual subscription units and reflects all subscription unit attrition, including as a result of actual business failures of certain of our customers. Our annual small business retention rate as of September 30, 2026 was approximately 57% which was impacted by lower retaining subscriptions bundled into our formation offerings.
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
The timing of revenue recognition, billings and cash collections results in accounts receivable and contract assets. For transaction and subscription revenue, we generally collect payments and fees at the time orders are placed and prior to services being rendered. We record amounts collected for services that have not been performed as deferred revenue on our unaudited condensed consolidated balance sheet. We record amounts recognized as revenue but not yet billed as contract assets within accounts receivable on our unaudited condensed consolidated balance sheets. The transaction price that we record is generally based on the contractual amounts and is reduced for estimated sales allowances for price concessions, charge-backs, sales credits and refunds, which are accounted for as variable consideration when estimating the amount of revenue to recognize.
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
Other (expense) income, net
Other (expense) income, net consists primarily of realized and unrealized foreign currency gains and losses, changes in fair value of investments, and other non-operating gains and losses.

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
Results of Operations
The following table sets forth our unaudited condensed consolidated statement of operations data for each of the periods indicated. The period-to-period comparison of financial results should not be considered as a prediction or indicative of our future results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Revenue	$195,146	$190,158	$607,216	$565,777
Cost of revenue(1)(2)	57,083	62,271	196,970	196,229
Gross profit	138,063	127,887	410,246	369,548
Operating expenses:
Sales and marketing(1)(2)	76,909	67,835	234,426	198,793
Technology and development(1)(2)	14,297	19,485	53,949	62,442
General and administrative(1)(2)	33,313	34,074	94,913	110,291
Gain on sale of assets held for sale	—	—	—	(14,337)
Total operating expenses	124,519	121,394	383,288	357,189
Income from operations	13,544	6,493	26,958	12,359
Interest expense	(77)	(152)	(879)	(499)
Interest income	1,427	2,139	4,702	5,691
Other (expense) income, net	(31)	(102)	47	897
Income before income taxes	14,863	8,378	30,828	18,448
Provision for income taxes	6,802	3,869	16,480	9,078
Net income	$8,061	$4,509	$14,348	$9,370
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue	$1,005	$1,421	$3,699	$4,159
Sales and marketing	3,325	4,445	10,752	12,685
Technology and development	1,938	2,893	8,947	11,575
General and administrative	12,731	19,610	40,511	60,344
Total stock-based compensation expense	$18,999	$28,369	$63,909	$88,763

Stock-based compensation expense decreased for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025, primarily due to lower expense from performance stock units (“PSUs”), including certain PSUs with market conditions granted in prior periods, as well as lower expense from time-based restricted stock units (“RSUs”). See Note 8 to our accompanying unaudited condensed consolidated financial statements and Note 14 to our consolidated financial statements included in our 2025 Annual Report on Form 10-K for additional information.
(2)Includes depreciation and amortization expense for our property and equipment, including capitalized internal-use software and intangible assets as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue	$4,040	$5,343	$12,717	$15,771
Sales and marketing	3,578	2,513	10,007	6,682
Technology and development	1,790	2,081	6,024	6,459
General and administrative	1,464	1,436	4,535	4,206
Total depreciation and amortization expense	$10,872	$11,373	$33,283	$33,118
Comparison of the Three Months Ended September 30, 2026 and 2025
Revenue

	Three Months Ended September 30,
	2026	2025	$ change	% change
	(in thousands, except percentages)
Revenue by type
Transaction	$55,473	$64,799	$(9,326)	(14)%
Subscription	139,673	125,359	14,314	11%
Total revenue	$195,146	$190,158	$4,988	3%
The increase in total revenue for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was driven by continued growth in subscription revenue. Subscription revenue represented 72% and 66% of total revenue for the three months ended September 30, 2026 and 2025, respectively. Transaction revenue represented 28% and 34% of total revenue for the three months ended September 30, 2026 and 2025, respectively.
Transaction revenue decreased 14% year-over-year for the three months ended September 30, 2026 due to a 17% decrease in revenue from business formations and related small business transactions.
Subscription revenue increased 11% year-over-year for the three months ended September 30, 2026 primarily due to a 33% increase in revenue from our legal advisory subscriptions due to the bundling of this subscription into certain business formation offerings, as well as a 14% increase in revenue from our compliance offerings due to certain pricing initiatives, and strength in our virtual mail subscription offering. The increase in subscription revenue was partially offset by a decrease in revenue from accounting solution subscriptions due to changes in the commercialization of certain business formation bundles, as well as lower revenue from forms and eSignature subscriptions.

Cost of revenue

	Three Months Ended September 30,
	2026	2025	$ change	% change
	(in thousands, except percentages)
Cost of revenue	$57,083	$62,271	$(5,188)	(8%)
Cost of revenue for the three months ended September 30, 2026 decreased by $5.2 million compared to the three months ended September 30, 2025, primarily due to a $2.5 million decrease in filing fees, a $1.8 million decrease in payroll and related benefits, largely driven by a lower average headcount, and a $1.3 million decrease in depreciation and amortization expense.
Gross profit

	Three Months Ended September 30,
	2026	2025	$ change	% change
	(in thousands, except percentages)
Gross profit	$138,063	$127,887	$10,176	8%
Gross profit for the three months ended September 30, 2026 increased by $10.2 million compared to the three months ended September 30, 2025 due to a $5.0 million increase in revenue and a $5.2 million decrease in cost of revenue.
Sales and marketing

	Three Months Ended September 30,
	2026	2025	$ change	% change
	(in thousands, except percentages)
Sales and marketing	$76,909	$67,835	$9,074	13%
Sales and marketing expenses for the three months ended September 30, 2026 increased by $9.1 million compared to the three months ended September 30, 2025, primarily due to a $6.9 million increase in customer acquisition marketing spend. Customer acquisition marketing spend was $51.1 million and $44.2 million for the three months ended September 30, 2026 and 2025, respectively, reflecting changes in the mix of investments across customer acquisition channels. Additionally, there was a $1.4 million increase in consulting costs and a $1.1 million increase in depreciation and amortization.
Technology and development

	Three Months Ended September 30,
	2026	2025	$ change	% change
	(in thousands, except percentages)
Technology and development	$14,297	$19,485	$(5,188)	(27%)
Technology and development expenses for the three months ended September 30, 2026 decreased by $5.2 million compared to the three months ended September 30, 2025, primarily due to a $7.8 million decrease in payroll and related benefits driven by a reduction in technology and development headcount. These decreases were partially offset by a $2.0 million increase in expense resulting from a decrease in capitalized software development costs.

General and administrative

	Three Months Ended September 30,
	2026	2025	$ change	% change
	(in thousands, except percentages)
General and administrative	$33,313	$34,074	$(761)	(2%)
General and administrative expenses for the three months ended September 30, 2026 decreased by $0.8 million compared to the three months ended September 30, 2025. The decrease was primarily due to a $6.9 million decrease in stock-based compensation expense driven by lower expense from PSUs, including PSUs with market conditions granted in prior periods, as well as a reduction in expense from RSUs. This decrease was partially offset by a $5.7 million increase in restructuring costs, primarily related to the restructuring activity completed during the three months ended September 30, 2026.
Interest expense

	Three Months Ended September 30,
	2026	2025	$ change	% change
	(in thousands, except percentages)
Interest expense	$(77)	$(152)	$75	(49%)
Interest expense consists primarily of amortization of debt issuance costs related to our Amended Revolving Facility.
Interest income

	Three Months Ended September 30,
	2026	2025	$ change	% change
	(in thousands, except percentages)
Interest income	$1,427	$2,139	$(712)	(33%)
The change in interest income was primarily due to lower dividend income from money market investments during the three months ended September 30, 2026.
Other (expense), net

	Three Months Ended September 30,
	2026	2025	$ change	% change
	(in thousands, except percentages)
Other (expense) income, net	$(31)	$(102)	$71	(70%)
The change in other (expense) income, net, was primarily due to a $0.1 million loss on debt extinguishment recognized during the three months ended September 30, 2025, in connection with our Amended Revolving Facility, compared to foreign currency-related expenses recognized during the three months ended September 30, 2026.

Provision for income taxes

	Three Months Ended September 30,
	2026	2025	$ change	% change
	(in thousands, except percentages)
Provision for income taxes	$6,802	$3,869	$2,933	76%
Effective tax rate	46%	46%
There was a $2.9 million increase in the provision for income taxes for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily due to higher pre-tax income and decreased excess tax benefits from stock-based compensation for the three months ended September 30, 2026.
Comparison of the Nine Months Ended September 30, 2026 and 2025
Revenue

	Nine Months Ended September 30,
	2026	2025	$ change	% change
	(in thousands, except percentages)
Revenue by type
Transaction	$203,986	$204,263	$(277)	—%
Subscription	403,230	361,514	41,716	12%
Total revenue	$607,216	$565,777	$41,439	7%
The increase in total revenue for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily driven by an increase in subscription revenue. Subscription revenue was 66% and 64% of total revenue for the nine months ended September 30, 2026 and 2025, respectively, and transaction revenue was 34% and 36% of total revenue for the nine months ended September 30, 2026 and 2025, respectively.
Transaction revenue was flat year-over-year for the nine months ended September 30, 2026 primarily due to an increase in revenue from consumer and IP-related offerings, offset by a decrease in revenue from business formations and related small business transactions.
Subscription revenue increased 12% year-over-year for the nine months ended September 30, 2026 primarily due to a 28% increase in revenue from our legal advisory subscriptions from the bundling of these subscriptions into certain business formation offerings, and an increase in revenue from our registered agent and compliance subscriptions due to pricing initiatives. The increase in subscription revenue was partially offset by our prior discontinuation of new customer acquisition for our tax offering.
Cost of revenue

	Nine Months Ended September 30,
	2026	2025	$ change	% change
	(in thousands, except percentages)
Cost of revenue	$196,970	$196,229	$741	—%
Cost of revenue for the nine months ended September 30, 2026 increased by $0.7 million compared to the nine months ended September 30, 2025, mainly due to a $5.4 million increase in filing fees and a $2.2 million increase in credit card fees. These increases were partially offset by a $3.1 million decrease in depreciation and amortization expense, a $2.5 million decrease in payroll and related benefits due to a decrease in average headcount and a $1.7 million decrease in third party fees for customer care.

Gross profit

	Nine Months Ended September 30,
	2026	2025	$ change	% change
	(in thousands, except percentages)
Gross profit	$410,246	$369,548	$40,698	11%
The increase in gross profit was driven by a $41.4 million increase in revenue partially offset by a $0.7 million increase in cost of revenue.
Sales and marketing

	Nine Months Ended September 30,
	2026	2025	$ change	% change
	(in thousands, except percentages)
Sales and marketing	$234,426	$198,793	$35,633	18%
Sales and marketing expenses for the nine months ended September 30, 2026 increased by $35.6 million compared to the nine months ended September 30, 2025, primarily due to a $23.6 million increase in customer acquisition marketing spend. Customer acquisition marketing spend was $158.8 million and $135.2 million for the nine months ended September 30, 2026 and 2025, respectively, reflecting changes in the mix of investments across customer acquisition channels. Sales and marketing expenses also increased due to a $5.2 million increase in payroll and related benefits, reflecting a $7.2 million increase in salaries and payroll-related costs, primarily due to higher average headcount during most of the period and a $3.3 million increase in amortization and depreciation, partially offset by a $1.9 million decrease in stock-based compensation expense.
Technology and development

	Nine Months Ended September 30,
	2026	2025	$ change	% change
	(in thousands, except percentages)
Technology and development	$53,949	$62,442	$(8,493)	(14%)
Technology and development expenses for the nine months ended September 30, 2026 decreased by $8.5 million compared to the nine months ended September 30, 2025, primarily due to a $14.6 million decrease in payroll and related benefits, largely driven by a reduction in technology and development headcount. These decreases were partially offset by a $6.3 million decrease in capitalized software development costs.
General and administrative

	Nine Months Ended September 30,
	2026	2025	$ change	% change
	(in thousands, except percentages)
General and administrative	$94,913	$110,291	$(15,378)	(14%)
General and administrative expenses for the nine months ended September 30, 2026 decreased by $15.4 million compared to the nine months ended September 30, 2025. The decrease was primarily due to a $19.8 million decrease in stock-based compensation expense driven by lower expense from PSUs, including PSUs with market conditions granted in prior periods, as well as a reduction in expense from RSUs. The decrease was also due to a $0.8 million reduction in consulting costs, primarily due to transaction-related costs incurred during the prior-year period. These decreases were partially offset by a $5.9 million increase in restructuring costs, primarily related to the restructuring activity completed during the three months ended September 30, 2026.
Gain on sale of assets held for sale

	Nine Months Ended September 30,
	2026	2025	$ change	% change
	(in thousands, except percentages)
Gain on sale of assets held for sale	$—	$(14,337)	$14,337	(100%)
Gain on sale of assets held for sale for the nine months ended September 30, 2025 was $14.3 million due to the sale of our operational headquarters on March 31, 2025.
Interest expense

	Nine Months Ended September 30,
	2026	2025	$ change	% change
	(in thousands, except percentages)
Interest expense	$(879)	$(499)	$(380)	76%
The increase in Interest expense was primarily due to an increase in interest accrued in connection with certain sales tax matters during the nine months ended September 30, 2026.
Interest income

	Nine Months Ended September 30,
	2026	2025	$ change	% change
	(in thousands, except percentages)
Interest income	$4,702	$5,691	$(989)	(17%)
The change in interest income was primarily due to lower dividend income earned on money market investments during the nine months ended September 30, 2026 compared to the prior-year period.
Other income, net

	Nine Months Ended September 30,
	2026	2025	$ change	% change
	(in thousands, except percentages)
Other income, net	$47	$897	$(850)	(95%)
The change in other income, net, was primarily due to gains recognized in the prior-year period, including a $0.6 million gain from the sale of our investment in LegalVision Pty Ltd and a $0.3 million unrealized gain related to our investment in LawPath.
Provision for income taxes

	Nine Months Ended September 30,
	2026	2025	$ change	% change
	(in thousands, except percentages)
Provision for income taxes	$16,480	$9,078	$7,402	82%
Effective tax rate	53%	49%

There was a $7.4 million increase in the provision for income taxes for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The change was primarily due to higher pre-tax income and decreased excess tax benefits from stock-based compensation for the nine months ended September 30, 2026.
Liquidity and Capital Resources
Overview
We fund our operations and capital expenditures from cash flows from operating activities. Our primary requirements for liquidity and capital are to finance working capital, capital expenditures and general corporate purposes. As of September 30, 2026, our principal sources of liquidity were cash and cash equivalents of $181.7 million, which consisted of cash on deposit with banks and money market funds, of which approximately $4.7 million related to our foreign subsidiaries. Our cash and cash equivalents decreased by $21.4 million from December 31, 2025 to September 30, 2026, primarily as a result of cash used in financing activities, including repurchases of common stock, shares surrendered for settlement of minimum statutory tax withholding and the payment of deferred consideration for the Formation Nation acquisition, as well as capital expenditures partially offset by cash provided by operating activities.
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
In October 2023, our board of directors approved a stock repurchase program authorizing repurchases of our common stock with no fixed expiration. In February 2026, our board of directors approved a $100.0 million increase in our stock repurchase program, bringing the aggregate amount authorized to $415.0 million. Approximately $65.8 million remained available for future repurchases under the stock repurchase program as of September 30, 2026. For additional information regarding our stock repurchase program, refer to Note 7 to our unaudited condensed consolidated financial statements.
Borrowings
Revolving Facility
We have entered into a $100.0 million amended and restated credit and guaranty agreement with JPMorgan Chase Bank, N.A., as the administrative agent, with a maturity date of July 14, 2030. We refer to the amended and restated credit and guaranty agreement, as amended from time to time, as the Amended Revolving Facility. The Amended Revolving Facility also provides for the issuance of up to $20.0 million of letters of credit as well as borrowings on same-day notice, referred to as swingline loans, in an amount of up to $10.0 million. As of September 30, 2026, we had no borrowings outstanding and $100.0 million was available for use under our Amended Revolving Facility.
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
Cash flows
The following table sets forth a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$126,702	$144,068
Net cash used in investing activities	(17,919)	(34,054)
Net cash used in financing activities	(130,060)	(15,031)
Effect of exchange rate changes on cash and cash equivalents	(121)	107
Net (decrease) increase in cash and cash equivalents	$(21,398)	$95,090
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
In the nine months ended September 30, 2026, cash provided by operating activities was $126.7 million resulting from net income of $14.3 million, adjusted for stock-based compensation and other non-cash expenses of $111.1 million and net cash flows provided by changes in operating assets and liabilities of $1.3 million. The $111.1 million of stock-based compensation and other non-cash expenses resulted primarily from $63.9 million in stock-based compensation expense, $33.3 million in depreciation and amortization expense, and $3.0 million in amortization of right-of-use assets. The $1.3 million of net cash flows provided by changes in operating assets and liabilities resulted primarily from a $16.1 million increase in deferred revenue resulting from advance billings for subscription services, which are predominantly billed in advance of our revenue recognition, and an $9.9 million increase in accounts payable, partially offset by a $15.1 million decrease in accrued expenses and other liabilities, and a $4.3 million increase in prepaid expenses and other current assets.

Net cash used in investing activities
Our primary uses of cash in investing activities have consisted of capital expenditures to purchase property and equipment necessary to support our customer contact center, network and operations, the capitalization of internal-use software necessary to develop and maintain our platform and deliver new products and features, which provide value to our customers, business acquisitions and investments in other companies. As our business grows, we expect our capital expenditures to continue to increase.
In the nine months ended September 30, 2026, net cash used in investing activities was $17.9 million comprised of purchases of property and equipment, including capitalization of internal-use software.
Net cash used in financing activities
Our primary uses of cash in financing activities are for repurchases of common stock and settlements of stock-based compensation awards. Net cash used in financing activities is primarily impacted by exercises of stock options by our employees and issuance of common stock.
In the nine months ended September 30, 2026, net cash used in financing activities was $130.1 million, primarily resulting from $103.2 million in repurchases of common stock pursuant to our stock repurchase program, $12.5 million for the deferred consideration paid relating to the Formation Nation acquisition, and $14.8 million for settlement of minimum statutory tax withholding obligations related to equity awards.
Material Cash Requirements
We believe our current cash and cash equivalents, as well as cash expected to be generated by future operating activities, will be sufficient to meet our material cash requirements for the next twelve months. Our material cash requirements include the below contractual and other obligations:
Commitments
We have non-cancelable agreements with various vendors, which require us to pay $54.8 million over a three-year period, of which $31.7 million remains to be paid as of September 30, 2026.
Lease Obligations
At September 30, 2026, we had various non-cancelable operating leases for office space, which expire between May 2027 and June 2033. As of September 30, 2026, we had total minimum operating lease maturities of $15.8 million, $1.3 million of which mature within three months. See Note 8 of our consolidated financial statements included in our 2025 Annual Report on Form 10-K for additional information regarding our future operating lease payments.
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
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net income adjusted to exclude interest expense, interest income, provision for income taxes, depreciation and amortization, other expense (income), net, stock-based compensation and certain non-recurring income and expenses from time to time. We define Adjusted EBITDA margin as Adjusted EBITDA as a percentage of revenue. We define net income margin as net income as a percentage of revenue based on our unaudited condensed consolidated financial statements.
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
The following table presents a reconciliation of net income to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except percentages)
Reconciliation of net income to Adjusted EBITDA
Net income	$8,061	$4,509	$14,348	$9,370
Interest expense	77	152	879	499
Interest income	(1,427)	(2,139)	(4,702)	(5,691)
Provision for income taxes	6,802	3,869	16,480	9,078
Depreciation and amortization	10,872	11,373	33,283	33,118
Other expense (income), net	31	102	(47)	(897)
Stock-based compensation	18,999	28,369	63,909	88,763
Transaction-related expenses(1)	863	—	1,467	1,543
Gain on sale of assets held for sale	—	—	—	(14,337)
Restructuring costs(2)	5,767	88	6,788	854
Adjusted EBITDA	$50,045	$46,323	$132,405	$122,300
Net income margin	4%	2%	2%	2%
Adjusted EBITDA margin	26%	24%	22%	22%
(1)     For 2025, transaction-related expenses are primarily related to our acquisition of Formation Nation. For 2026, transaction-related expenses are related to the evaluation and pursuit of strategic transactions.
(2)     For 2026 and 2025, restructuring costs are related to the reduction of our global headcount.
Adjusted EBITDA increased from $46.3 million for the three months ended September 30, 2025 to $50.0 million for the three months ended September 30, 2026. The increase of $3.7 million was primarily driven by a $5.0 million increase in revenue and a $3.5 million decrease in cost of revenue, excluding non-cash items, partially offset by a $4.7 million increase in operating expenses, excluding non-cash and non-recurring items.
Adjusted EBITDA increased from $122.3 million for the nine months ended September 30, 2025 to $132.4 million for the nine months ended September 30, 2026. The increase of $10.1 million was primarily driven by a $41.4 million increase in revenue, partially offset by a $27.1 million increase in operating expenses, excluding non-cash and non-recurring items, and a $4.3 million increase in cost of revenue, excluding non-cash items.

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
The following table presents a reconciliation of net cash provided by operating activities, the most directly comparable GAAP measure, to free cash flow:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow
Net cash provided by operating activities	$126,702	$144,068
Purchase of property and equipment	(17,919)	(24,144)
Free cash flow	$108,783	$119,924
We experienced a decrease in our free cash flow from $119.9 million for the nine months ended September 30, 2025 to $108.8 million for the nine months ended September 30, 2026. The decrease was primarily due to a $17.4 million decrease in net cash provided by operating activities. Free cash flow was partially offset by a $6.2 million decrease in capital expenditures for the purchase of property and equipment, including capitalized internal-use software. The decrease in net cash provided by operating activities primarily reflected an $18.5 million unfavorable change in operating assets and liabilities and $3.9 million decrease in non-cash adjustments, partially offset by a $5.0 million increase in net income.
Critical Accounting Estimates
During the three and nine months ended September 30, 2026, there were no significant changes to our critical accounting estimates compared with those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our 2025 Annual Report on Form 10-K.
Recent Accounting Pronouncements
Refer to Note 2 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further information on certain accounting standards adopted in the period ended September 30, 2026 and recent accounting announcements that have not yet been required to be implemented and may be applicable to our future operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have operations both within the U.S. and, to a lesser extent, in the U.K., and we are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate fluctuations and foreign currency exchange risks, and to a lesser extent, inflation risk.
Interest rate fluctuation risk
As of September 30, 2026 and December 31, 2025, we had cash and cash equivalents of $181.7 million and $203.1 million, respectively, which consisted of cash on deposit with banks and short-term highly-liquid money market funds. Interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant.
We had no outstanding debt subject to interest rate risk as of September 30, 2026 and December 31, 2025 and, as a result, we do not expect to be exposed to fluctuations in interest rates for the foreseeable future. However, we would be subject to fluctuation in interest rates if we draw down under our Amended Revolving Facility, including issuance of any letters of credit.

Foreign currency exchange risk
We have foreign currency risks related to our revenue, expenses, and intercompany balances denominated in currencies other than our functional currency, the U.S. Dollar, principally the British Pound Sterling. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains and losses related to translating certain cash balances, trade accounts receivable and payable balances and intercompany loans that are denominated in currencies other than the U.S. Dollar. We recognized foreign currency loss of $0.3 million during the nine months ended September 30, 2026. A 10% adverse change in foreign exchange rates on foreign-denominated accounts, including intercompany balances, for the nine months ended September 30, 2026 would have been immaterial. In the event our non-U.S. Dollar-denominated sales and expenses increase, our results of operations may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities could have on our results of operations.
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
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our business depends substantially on our customers expanding their use of our platform, including our transactional customers converting into subscribers and our subscribers renewing their subscriptions with us
For the past few years, a significant amount of our revenue has been derived from our subscriptions for small businesses and individuals. In 2025 and the nine months ended September 30, 2026, approximately 65% and 66%, respectively, of our revenue came from subscriptions. Subscriptions have primarily originated from transactional customers who opted to become subscribers at the time of formation. For us to maintain or improve our operating results, including our revenue growth rate, it is important that we convert transactional customers into subscribers, retain our existing subscribers and that our existing subscribers expand their use of our platform. However, subscriptions may be terminated at any time, and the rate at which we retain our subscribers may decline or fluctuate as a result of a number of factors, including subscribers’ satisfaction or dissatisfaction with our platform, the effectiveness of our customer support services, the quality and perceived quality of the services we provide, our pricing and the pricing of competing products or services, the lifecycle of our customers’ businesses and their evolving needs, the effects of global economic conditions, regulatory changes and reductions in subscribers’ discretionary income and spending levels. As a result, we cannot accurately predict subscription renewal rates or the number of existing or new customers that will subscribe to our services, including whether customers will continue to subscribe at the same rate as they have historically. During 2025, we experienced a deceleration in our subscription revenue growth rate. If our subscription revenue growth rate does not continue to improve, our business, results of operations, financial condition and future prospects would be adversely affected. If the growth of our subscription business, including our subscription revenue growth rate, falls below the expectations of the public market, securities analysts or investors, the price of our common stock could also be harmed.
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
We have a history of net losses and we may not be able to maintain profitability
Since inception, we have incurred an accumulated deficit and may incur net losses in the foreseeable future. As of September 30, 2026, we had an accumulated deficit of $1,224.5 million.
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
If we do not continue to innovate and provide a platform that is useful to our customers, we may not remain competitive, and our results of operations could suffer
Our success depends on our ability to provide innovative features that make our platform useful for existing and prospective customers. We have invested and intend to continue to invest resources in technology and development to continue improving the simplicity and effectiveness of our platform. As AI_powered tools become more prevalent, potential customers may use these tools as alternatives to some of the services we provide. We must continue to integrate AI into our services in a differentiated manner in order to attract new customers. There is no assurance that our past or future investments in any changes or developments to our platform will provide us with the benefits we expect.
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
Any of our existing competitors, or other potential competitors that have not yet entered the market, have developed and may continue to develop innovative and cost-effective services, including automated business formation and related services, that target our existing and potential customers. Some of our competitors and potential competitors are larger and have greater name recognition, longer operating histories, more established customer relationships and significantly greater resources than we do. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. We expect to face increasing competition from offline and online legal services providers in our market, including through their use of AI, and our failure to effectively compete with these providers could result in revenue reductions, reduced margins, or loss of market share, any of which could have a material adverse effect on our business, results of operations, financial condition and future prospects.
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
A significant portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is performing well
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock. At September 30, 2026, holders of approximately 55 million shares of our common stock are entitled to rights pursuant to an investors’ rights agreement, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If one or more of these holders of our common stock sells a large number of shares by exercising their registration rights, it has in the past and may in the future adversely affect the market price for our common stock. In addition, if we file a registration statement for the purposes of selling additional shares to raise capital and are required to include shares held by these holders pursuant to the exercise of their registration rights, our ability to raise capital may be impaired.
Concentration of ownership of our common stock among our existing executive officers, directors and other affiliates may prevent new investors from influencing significant corporate decisions
Based upon shares of our common stock outstanding as of September 30, 2026, our executive officers, directors and other affiliates, in the aggregate, own shares, directly or indirectly, representing approximately 21% of our outstanding common stock. If our executive officers, directors and affiliates acted together, they may be able to significantly influence matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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
Stock repurchase activity during the three months ended September 30, 2026 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet be purchased Under the Plans
July 1, 2026 through July 31, 2026	345,946	$6.81	345,946	$78,090,838
August 1, 2026 through August 31, 2026	1,057,392	$5.67	1,057,392	$72,090,843
September 1, 2026 through September 30, 2026	1,070,964	$5.84	1,070,964	$65,838,369
Total	2,474,302	$5.90	2,474,302
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None.

Item 6. Exhibits
The exhibits listed below are filed or furnished as part of this Quarterly Report:

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of LegalZoom.com, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2021).
3.2	Amended and Restated Bylaws of LegalZoom.com, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2024).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial statements from our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2026 were formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).
______________
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LegalZoom.com, Inc.

Date: November 4, 2026	By:	/s/ Jeffrey Stibel
Jeffrey Stibel
Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2026		/s/ Noel Watson
Noel Watson
Chief Financial Officer
(Principal Financial Officer)